Form 10-K
period 1996-03-31
SOUTHSHORE CORP /CO
filed 1996-06-28
CIK 859747

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

                             ANNUAL REPORT
                  PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended  March 31, 1996   or
                                --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________ to___________________

Commission file number   0-19949
                         -------

                      THE SOUTHSHORE CORPORATION
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


           Colorado                                       84-1153522
- - ----------------------------                          ----------------
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

10750 East Briarwood, Englewood, Colorado                        80112
- - -----------------------------------------                     -----------
(Address of principal executive offices)                      (Zip  Code)

Registrant's telephone number, including area code:      (303) 649-9875
                                                         --------------
Securities registered pursuant to Section 12(b) of the Act:

          Title of each class           Name of each exchange on
                                           which registered

               None                               None
              ------                             ------

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock - $.001 Par Value
  --------------------------------------------------------------------------
                           (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.     Yes_____  No    X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 15, 1996 was approximately $222,000.

     The number of shares outstanding of the Registrant's $.001 par value common stock as of June 15, 1996 was 2,590,475 shares.

                                 INDEX

                                                       Page No.
PART I
  Item 1. Business                                        2

  Item 2. Properties                                      5

  Item 3. Legal Proceedings                               5

  Item 4. Submission of matters to a vote of
          security holders                                5

  Item 5. Market for the company's common stock
          and related stockholder matters                 5

  Item 6. Selected financial data                         6

  Item 7. Management's discusstion and analysis
          of financial condition and results of
          operations                                      7

  Item 8. Financial statements and supplementary
          data                                            9

  Item 9. Changes in and disaggreements with
          accountants on accounting and financial
          disclosure                                      9

  Item 10. Directors and executive officers of the
           company                                        10

  Item 11. Executive compensation                         10

  Item 12. Security ownership of certain beneficial
           owners and management                          13

  Item 13. Certain relationships and related
           transactions                                   14

  Item 14. Exhibits, financial statement schedules,
           and reports on form 8-K                        14

           Signatures                                     16

           Index to Financial Statements                  F-1

                                PART I

ITEM 1.  BUSINESS
- - -----------------
General

     The Company was incorporated under the laws of Colorado on March 26, 1990. It has broad corporate powers; however, since inception the Company has been engaged in the development, construction and operation of a water park to be located in the Southeast Denver Metropolitan Area. The park was completed in 1992 and it operates from Memorial Day Weekend through Labor Day Weekend annually.

Southshore Water Park - Arapahoe County, Colorado

     The 16-acre park, located near I-25 and East Arapahoe Road in Southeast Metro Denver, includes a Children's Pool, Wave Pool, and various Water Slides. The Wave Pool covers approximately 23,000 square feet and the six water slides are up to 350 feet long. The park also contains a volleyball area, miniature golf course, covered group pavilion areas, picnic areas, gift shop, video arcade and food service facilities. Free parking for approximately 700 cars is provided. The Company uses local radio and television for advertisement and also makes use of coupons for reduced admission charges.

General Park Policy for Operations

     Management stresses park safety and cleanliness. The Company utilized the latest design engineering with respect to construction of rides and attractions with safety as a prime consideration. The park is operated with trained certified lifeguards and park security personnel in adequate numbers to keep accidents, disruptive activity and similar incidents at a minimum. The park maintains a first aid station for treatment of minor injuries.

Construction Creditor Matters Resolved

     In the Fall of 1992, the Company experienced a financial crisis due to construction cost overruns of approximately $1,000,000 and the lack of funds to pay many of the contractors and subcontractors which provided materials and labor to construct the Company's water park. Construction creditors of the Company filed documents with the Arapahoe County, Colorado clerk and recorder relating to approximately $900,000 in claims under the Colorado mechanic's lien provisions. During fiscal 1996, the Company resolved the remainder of these creditor matters and obtained releases of liens on its park property.

Adverse Current Ratio
     At March 31, 1996, the Company's current liabilities exceeded its current assets by $1,362,589. At March 31, 1996, the Company was partially delinquent in paying its property taxes, which were $384,275. The Company's auditors state in their report at June 6, 1996 that the working capital deficiency raises substantial doubt as to the Company's ability to continue as a going concern.

Default on Indenture of Trust

     During the quarter ended September 30, 1992, the Company sold $975,000 in 10% secured promissory notes to 27 persons pursuant to an indenture of trust. Subject to the first lien on a portion of the Company's water park property securing a $121,122 note to the person from whom the Company acquired the property, the water park property is collateral under the indenture of trust to secure payment of the 10% promissory notes.

     The indenture of trust provides in pertinent part that it will constitute an event of default to fail to keep the Company's water park property free and clear of liens of contractors, subcontractors, mechanics, laborers and materialmen. The filing of documents by construction creditors of the Company as described above under the caption "Financial Crisis" constitutes a default. In November 1994 the trustee under the indenture resigned and no successor trustee has been selected.

     The Company has made all required payments on the notes except principal payments for June 30, 1994 and June 30, 1995, for which payments the Company has obtained waivers through June 30, 1997 from noteholders holding $852,500 in such notes. The remaining $117,500 of these notes are in default and accounted for as current liabilities.

Changes in Control

     In February and April 1995, Kenneth M. Dalton, President of the Company, purchased 424,250 shares and 75,750 shares, respectively, of common stock of the Company at $1.00 per share. At June 15, 1996 he owned 668,419 shares of the Company's common stock.

Government Regulation and Approvals

     The Tri-County Health Department administers extensive regulations relating to safety and sanitation aspects of operating the water parks public swimming areas (i.e., chlorinated water testing, pool personnel and bather controls). The Company's water facilities as well as its food concession areas are subject to inspection by Tri-County Health Department officials. Such regulations are often complex, subject to differing interpretations and expensive to comply with; however, the Company is committed to operating a clean, safe park and thus intends to fully comply with these requirements.

Competition and Marketing Plans

     In general, the Company will be in competition for entertainment dollars in the Denver Metro Area. There are various broad forms of such entertainment, at various costs, appealing to a broad mass of the some 2,200,000 people who live in the area and tens of thousands of summer visitors. These include warm weather activities such as amusement parks, Lakeside and Elitch's, water recreation areas such as Cherry Creek Reservoir and Chatfield Recreation Area, many local swimming pools, golf, tennis and similar activities. However, the most significant direct competition is expected to be from Water World, a 60-acre water park located in the north part of the Denver Metro Area approximately 21 miles from the Company's park.

     Water World is owned and operated by Hyland Hills Metropolitan Parks and Recreation District. It typically operates from Memorial Day Weekend through Labor Day Weekend, and reported average attendance in the past five summers through 1993 of approximately 350,000, with 1994 attendance at approximately 500,000. For the 1996 season it is charging $15.95 for children ages 4 to 12 years, $16.95 for adults and admits free of charge children under 4 years of age and senior citizens. It also offers family and individual season passes. Residents of the Hyland Hills Park and Recreation District and the cities of Westminster and Federal Heights may obtain admission to Water World at discounted prices, $8.00 for children and $9.00 for adults. Water World advertises through television, radio and newspaper media in the Denver area and offers a variety of group discount programs. Thus the Company faces competition from an established larger water facility which has more attractions than those offered by the Company.

     Notwithstanding the foregoing the Company believes it can find a niche in this competitive arena. It utilizes admission charges of $11.95 for adults and $9.95 for children which are less than those of Water World. In addition, it has various discount programs, including discounts for rainy and/or cloudy days, and group sales. In addition the Company intends to operate a first rate park in terms of safety, maintenance of rides, park cleanliness, friendliness and competence of park staff. The Company also offers quality food and beverages at competitive prices. Further, an assortment of beach items such as swim wear, towels, suntan lotion, sunglasses, hats, t-shirts and souvenirs are offered to patrons. Management believes that the foregoing in addition to convenience of location to residents of the southern Denver Metro Area will be sufficient to permit the Company to generate sufficient revenues for profitable operations, however there is no assurance that such will be the case.
Personnel

     At March 31, 1996, the Company had two full time employees, the Company's in-house accountant and the general manager. The Company's President serves in a part-time, as needed position. Approximately eighty full and part-time seasonal personnel, depending upon attendance, including park manager, lifeguards, merchandise sales, groundskeepers, cash control, security and emergency medical personnel, are employed. The Company does not expect there to be a shortage of the required labor force. Seasonal personnel are expected to come largely from the ranks of college and high school students on summer break from school. It is not expected that any employees will be covered by a collective bargaining agreement.

Liability Insurance

     The Company maintains a liability insurance policy with coverage in the amount of $1,000,000 per incident to cover possible claims for injury and damages from accidents.

Weather Patterns

     The Company's business is significantly affected by Denver Area weather patterns since park attendance is expected to be reduced when temperatures do not exceed 75 degrees, there is rainfall, cloudy skies prevail, or there is low relative humidity. Other than offering discount tickets and other promotions to enhance attendance and reducing personnel on rainy or cloudy days, the Company can do little to offset the effect on operations from such weather patterns.

ITEM 2.  PROPERTIES
- - -------------------
     The Company owns 16 acres of real estate at approximately East Arapahoe Road and South Havana in the Southeast Denver metro area. The Company's water park, adjacent parking area and administrative offices are located on this property.

ITEM 3.  LEGAL PROCEEDINGS
- - --------------------------
     During the quarter ended December 31, 1992, approximately forty construction creditors of the Company filed documents with the Clerk and Recorder in Arapahoe County, Colorado under the Colorado mechanic's lien provisions relating to claims in excess of $900,000. At March 31, 1996, all lien creditors' claims had been satisfied.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------
     No matters were submitted to a vote of shareholders during the quarter ended March 31, 1996.

                                PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
- - ----------------------------------------------------------
     The Company's common stock was included on the NASDAQ Small-Cap Market until December 4, 1995. Thereafter, it was included on the NASD's Electronic Bulletin Board. Below are high and low bid prices for the calendar quarters indicated as reported by NASDAQ through

December 4, 1995. The prices for the quarters ended December 31, 1995 and March 31, 1996 have been obtained from sources believed to be reliable.

                                   Low       High
          Quarters Ended           Bid       Bid
          ------------------       ----      ----
          June 30, 1994            1.50      1.62
          September 30, 1994        .62      1.50
          December 31, 1994         .62      1.00
          March 31, 1995            .50      1.00
          June 30, 1995             .37      1.00
          September 30, 1995        .25       .78
          December 31, 1995         .25       .50
          March 31, 1996            .25       .50

     Prices may not be an indication of actual transactions and do not necessarily include mark-ups, mark-downs or interdealer discounts.
The Company is informed that there has been very little volume in trading of its common stock during the past year.

     On June 1, 1996, the Company had 188 shareholders of record, and management estimates there are an additional approximate 170 beneficial holders of Company shares.

Dividend Policy

     The Company has never paid dividends on its common stock, and the Company's Board of Directors plans on distributing no dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
- - --------------------------------
     Following is a summary of selected financial data. See the financial statements included herein for more complete information.

Summary Balance Sheet Data:

                  As of       As of        As of        As of       As of
                 3/31/96     3/31/95      3/31/94      3/31/93     3/31/92
                 -------     -------      -------      -------     -------
Total
  Assets..... $ 3,028,190  $ 3,649,607  $ 3,991,676  $ 4,279,819  $ 2,598,540

Total
  Liabilities.$ 2,322,158  $ 2,724,957  $ 2,545,949  $ 2,438,857  $   216,032

Working
  Capital.... $(1,362,589) $(2,556,580) $(2,306,874  $(1,260,173) $ 1,898,785

Stockholders'
  Equity..... $   706,032  $   924,650  $ 1,447,727  $1,840,962   $ 2,382,508

Summary Operating Data:

                    Year        Year        Year         Year        Year
                    Ended       Ended       Ended        Ended       Ended
                   3/31/96     3/31/95     3/31/94      3/31/93     3/31/92
                   -------     -------     -------      -------     -------
Sales.........  $  855,618   $1,021,747   $  838,098   $  52,658    $  -0-
Net Loss......  $  693,474   $1,023,077   $1,334,382   $(630,005)   $(75,035)
Net loss
Per Share.....  $     (.29)  $     (.57)  $     (.79)  $    (.54)   $   (.12)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
- - --------------------------------------------------------------------
Financial Condition

     At March 31, 1996, working capital was a negative $1,362,589 as compared to a negative $2,556,580 at March 31, 1995, a decrease of nearly $1,200,000.

     The principal items contributing to the working capital shortfall are operating losses, currently due promissory notes to affiliates, and currently due property taxes.

     At March 31, 1996, the Company's shareholders' equity was
$706,032, down from $924,650 at March 31, 1995, due primarily to operating losses for fiscal 1996.

Results of Operations - Fiscal 1996 Compared to Fiscal 1995

     Revenues for fiscal 1996 were lower than fiscal 1995 by $166,129 largely because the Company contracted its food service for 1996 with an outside vendor and merely received a fee for the sale of food of $173,453, compared to $353,709 for food sales by the Company for 1995. However, substantial savings on the cost of sales ($11,078 for 1996 vs. $78,181 for 1995) and salaries ($270,938 for 1996 vs. $348,318 for
1995) justifies the decision which resulted in lower total revenues. Gross profits for 1996 were approximately $100,000 less than 1995 and total operating expenses for 1996 were nearly $300,000 less than 1995. Thus, net loss for 1996 was approximately $330,000 less than the loss for 1995. Of the loss of $693,474 for 1996, $560,511 represents a non-cash item, depreciation. Most of the Company's current park facilities will be fully depreciated in 1998.

     The month of June, 1995, which is approximately one-third of the water park's operating period, was one of the coldest, rainiest Junes ever recorded for the Denver area. This was devastating to park revenues. Thus far for June, 1996, the Denver area has experienced more typical June weather, with highs usually in the 80's and low 90's. The Company expects this to have a favorable impact on fiscal 1997 revenues.

     Consulting and professional fees have shown a steady decline from fiscal 1994 through fiscal 1996 as the Company's use of lawyers and other professionals has been reduced following the finalization of work-out arrangements with the Company's creditors. The Company expects such fees to remain relatively low for fiscal 1997.

     Interest expense reduction and interest expense forgiven for 1996 reflect results of settlements and pay-offs of construction creditors. See Note 6 to the financial statements for further explanation.

Results of Operations - Fiscal 1995 Compared to Fiscal 1994

     Revenues for fiscal 1995 were up $183,000 or 22% and gross profit was up $179,000 or 23%. Total operating expenses were nearly the same for the two years. Among the operating expenses, advertising more than doubled as the Company sought more public awareness for its water park; consulting and professional fees were over $100,000 lower in fiscal 1994 as legal and related costs were lower. Utilities were somewhat lower in 1995 due to more efficiencies in operations and use of less gas to heat water because of warmer 1994 summer weather. Interest expense was higher because the Company increased its borrowing to pay current debt and operating expenses.

     Approximately 55% of the Company's 1995 losses, or $560,000, represents depreciation, a non-cash item.

Results of Operations - Fiscal 1994 Compared to Fiscal 1993

     Fiscal 1994 was the first year in which the Company had significant revenues from Operations. During the previous fiscal year, the park was open for only a few days.

     Management believes that "Outside Services" expense of $223,314 is high for the period primarily due to legal services for litigation involving creditor claims. It believes that most of these expenses are nonrecurring and should not be as high in subsequent corresponding periods.

     Management believes that sales of $838,098 for the inaugural year of the park are disappointing and can be improved in 1994. It is management's position that a combination of cool summertime weather, the Company's financial crises, and the difficulties encountered in the start-up of a new business, including lack of name recognition, contributed to relatively low attendance numbers at the park. Management believes that with more aggressive marketing and one year's experience in the business, attendance should be enhanced in 1994.

     The operating loss of $1,134,382 for Fiscal 1994 is somewhat tempered by the fact that $551,304 of the total operating expenses relate to depreciation and amortization which is a non-cash item. In addition Management believes that consulting and professional fees for 1994 are approximately $125,000 higher than they are expected to be for fiscal 1995.

Liquidity and Capital Resources

     At March 31, 1996, the Company had $2,322,158 in current obligations, which include notes payable of $609,262, property taxes of $384,275 and amounts due trade creditors of $141,968.

     Except for utility companies who are creditors of the Company, most trade creditors of the Company are non-essential and can be replaced by other vendors of similar products. Many of the Company's vendors require payment on delivery of goods and services and it is expected that such practices will continue so long as the Company remains in a financially weak position. Most of the Company's vendors, including the utility companies which still supply power, gas and water, continue to work with the Company notwithstanding delays in being paid or fully paid. Obviously, there is no assurance creditors will continue in their credit leniency.

     The Company is appealing its property tax assessment with county officials; however, there is no assurance it will be successful in reducing this item.

     The Company has been able to continue, notwithstanding past financial difficulties, only as a result of sales of common stock to and loans primarily from management and affiliated entities. While the Company believes that these persons and entities may again be sources of funding in the future, there is no assurance of such availability nor are any terms assured.

     Although the Company has made substantial inroads toward establishing financial stability, it has not yet achieved it. Management's objectives for fiscal 1997 are for the Company to experience positive cash flow, if not profitable operations, and to restructure its short-term debt and other obligations. There is no assurance that these objectives will be achievable, and failure to obtain refinancing and to meet its obligations could result action against the Company by creditors. In general, the Company is on good terms with its creditors.

Trends

     The industry in which the Company operates depends considerably on disposable income of potential park patrons and is thus more affected by the condition of the local and, to a very limited extent the national economy. The economy in the Denver area is currently relatively strong, which means that more disposable monies would be available for recreational activities such as those available at the Company's facilities. Based on this economic indication, management is hopeful the local economy will provide a good environment for the Company to operate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ----------------------------------------------------
     Attached hereto are financial statements responsive to this Item.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
- - ------------------------------------------------------
     None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- - ---------------------------------------------------------
     Set forth below are all directors and executive officers of the Company. Officers serve at the pleasure of the Board of Directors.

     Kenneth M. Dalton, age 48. President of the Company since October, 1993. Director of the Company since March 16, 1992. President of Meridian Medical Corp., an Englewood, Colorado distributor of medical products (1985-March 1994). In March 1994 the assets of Meridian were sold to Lincare, Inc. of Clearwater, Florida, and Mr. Dalton has been the Denver Metro Area Manager of Lincare, Inc., which provides medical home health care and supplies. On April 1, 1994 the Board of Directors authorized a salary of $15,000 per year for Mr. Dalton, who provides services on an as needed basis.

     Rod K. Barksdale, age 47. Vice President of the Company since october, 1993. Director of the Company since March 16, 1992.
Employed as an administrator for Public Service Company of Colorado, Glenwood, Springs, Colorado (1977-Present). Mr. Barksdale receives no salary from the Company and provides services on an as needed basis.

     Ren Berggren, age 47. Secretary of the Company since October, 1993. Director of the Company since March 16, 1992. Employed as Vice President of Vancol Industries, Inc., Denver, Colorado, a distributor of beverages (1988-Present). Controller of Worldwide Corporate Services, a Denver, Colorado company engaged in support services for automobile dealerships (1985-1988). Mr. Berggren receives no salary from the Company and provides services on an as needed basis.

     Arthur K. Biddle, age 56. Director of the Company since June, 1995. Assistant City Attorney, Denver, Colorado (1987-1995).
Assistant General Attorney, AMAX Inc., Golden, Colorado (1970-1987).

Key Personnel

     Eric Nelson is the Company's principal accounting and financial officer. He has been employed by the Company since 1994 and previously was employed in as controller with Meridian Medical Corp., Englewood, Colorado (1988-1994). He is a graduate of Colorado State University, with a degree in accounting.

     John Janness is the Company's general manager. He worked on the construction of the park in 1991 and was in charge of park maintenance from 1992 to 1995, when he was promoted to general manager.

ITEM 11.  EXECUTIVE COMPENSATION
- - --------------------------------
     The following tabular information includes all plan and non-plan compensation paid to the Company's president and to all other executive officers whose total annual salary and bonus is $100,000 or more.

                         Summary Compensation

               Annual Compensation                Long-Term Compensation
               -------------------                ----------------------
                                              Awards                 Payouts
                                Other     ------------------    -------------
Name                            Annual    Restricted                 All Other
and                             Compen-    Stock                LTIP   Compen-
Principal       Salary    Bonus sation    Award(s)  Options/  Payouts  sation
Position   Year   ($)      ($)     ($)       ($)      SARs(#)   ($)     ($)
- - --------   ----  ------   ----- -------   --------  --------- -------  ------
Kenneth M. 1996  15,000    -0-    -0-        -0-                 -0-     -0-
  Dalton   1995  15,000    -0-    -0-        -0-     30,000      -0-     -0-
  President(1)                                       shares at
                                                     $2.50 per
                                                     share

                                                     177,777
                                                     shares at
                                                     $2.25 per
                                                     share

                                                     61,250
                                                     shares at
                                                     $1.10 per
                                                     share

          (1)  Mr. Dalton became President of the Company in October,
          1993.



     The Company's Board of Directors has no compensation committee.


               Stock Options Held by Executive Officers
                   and Value Thereof at June 1, 1995

                                                                 Value of
                                                                Unexercised
                                                 Number of     In-the-Money
                                                Unexercised      Options at
                      Shares                      Options         6/1/96
                     Acquired         Value       6/1/96 All        All
Name               on Exercise (#)  Realized($)  Exercisable    Exercisable(1)
- - -----------------  ---------------  -----------  -----------    --------------
Kenneth M. Dalton,      -0-            -0-         279,027           -0-
President

Rod K. Barksdale,       -0-            -0-           5,000            -0-
Vice President

          (1) Based on the average closing bid price of the Company's common stock at June 1, 1996 of $.25 as reflected on the NASD's Electronic Bulletin Board.

Director's Fees

     The Company has authorized director's fees of $100 per meeting for each director who is not a salaried officer of the Company, however no director's fees were paid during the year ended March 31, 1996.

Incentive Stock Option Plan

     Effective January 7, 1991, the Company adopted an Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to secure and retain key employees of the Company. The Plan authorizes the granting of options to officers, directors and employees of the Company to purchase 200,000 shares of the Company's $.001 par value common stock subject to adjustment for various forms of recapitalization that may occur. No option may be granted after January 7, 2001, and the fair value of an option to each optionee cannot exceed $100,000 per year. An employee must have six months of continuous employment with the Company before he or she may exercise an option granted under the Plan. The option exercise price may not be less than 100% of the fair market value of the shares at the time of the granting of such options except in the case of an option granted to a stockholder who owns 10% or more of the Company's shares at the time of the grant in which case the option price must be at least 110% of the fair market value of the shares at the time of the grant of such option, and options must be exercised within five years after the date of grant. Options granted under the Plan are non-assignable and terminate three months after employment by the optionee ceases, except in the case of employment termination due to disability of the optionee, in which event the option expires twelve months from the date employment ceases. The Plan is to be administered by a committee selected by the Company's Board of Directors.

     It may be expected that any option granted will be exercised only if it is advantageous to the option holder. It may also be expected that if any option granted is exercised, and the book value is below the exercise price, the book value of the Company's stock held by the Company's then shareholders will be minimally increased; however, the voting power of the then shareholders will be decreased. If the book value of the stock is above the exercise price, then exercise of the option will dilute the book value to other shareholders. One option for 61,250 shares exercisable at $1.10 per share has been granted under the Company's Incentive Stock Option Plan to the Company's President.

     The Company has no other bonus, profit sharing, pension, retirement, stock option, stock purchase, deferred compensation or other incentive plans nor present plans with respect to these matters; however, it is possible that the Board of Directors will adopt such plans in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
- - ---------------------------------------------------------
     Beneficial ownership of any person or persons means direct or indirect voting or investment power and does not include shares which may be acquired pursuant to warrants, stock options or similar rights. (See "Stock Options" below). The following table sets forth the name and business address of each officer and director and each person whose ownership of the Company's common stock exceeds 5% based on 2,590,475 shares outstanding at June 15, 1996:

    Name of              Amount and Nature of          Percentage
Beneficial Owner         Beneficial Ownership           of Class
- - ------------------       --------------------          ----------
Kenneth M. Dalton(1)(2)       668,419                     25.8%
26 Tamarade Drive
Littleton, CO 80127

Rod K. Barksdale(1)(2)         84,882                      3.3%
2921 Sopris Avenue
Glenwood Springs, CO  81601

Ren Berggren(1)(2)(3)               0                      0%
1700 E. 68th Ave.
Denver, CO 80229

Arthur K. Biddle(1)           115,000(4)                   4.4%
1905 Zinnia
Golden, CO  80401

James F. Silliman, M.D.       192,142                      7.4%
7408 Greenbriar
Dallas, TX 75225

Keith A. Lowery               145,629                      5.6%
7477 Singing Hills Drive
Boulder, CO  80301

Officers and Directors        887,610(5)                  34.3%
 as a Group (5 Persons)
____________________

(1)  Directors of the Company.

(2)  Officers of the Company

(3) Mr. Berggren is an officer, director and shareholder of Vancol Industries, Inc. which company owns 44,309 shares of common stock of the Company. He disclaims personal beneficial ownership of the shares of common stock of the Company owned by Vancol
     Industries, Inc.

(4)  Included in this amount are 60,000 shares held by Biddle
     Investments, a partnership of which Mr. Biddle is a general partner.

(5) For purposes hereof the shares held by Vancol Industries, Inc. (19,309) are included in the calculation.

Stock Options

     The control reflected in the foregoing table may be subject to further changes by reason of exercise of certain stock options. Keith Lowery, formerly President of the Company, holds an option for up to 30,000 shares at $3.00 per share through January 25, 1998. Rod K. Barksdale holds a similar option for 5,000 shares. Dr. Silliman holds an option for 29,375 shares at $1.75 per share through June 30, 1997, which option is subject to adjustment by reason of certain anti-dilution provisions. Mr. Dalton holds an option to purchase 30,000 shares at $2.50 per share through September 30, 1996. Mr. Dalton also holds a $400,000 convertible note of the Company whereby he can convert the note balance to up to 177,777 shares of common stock at $2.25 per share. Mr. Dalton also holds an option to purchase 61,250 shares at $1.10 per share through December 25, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------------------------------------------------------
     In April, 1994, the Company issued a $400,000 convertible promissory note to Mr. Dalton pursuant to an arrangement whereby Mr. Dalton personally obtain a $400,000 bank line of credit, the proceeds of which were made available to the Company. The note is convertible into up to 177,777 shares of common stock of the Company at $2.25 per share. At March 31, 1996, the balance on the note was $400,000. Mr. Dalton was also granted an option to acquire 30,000 shares at $2.50 per share through September 30, 1996.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
- - -------------------------------------------------------
(a)       (1)  Financial Statements:

          Report of Independent Accountants:

               Balance Sheets at March 31, 1996 and 1995

               Statements of Operations for Years Ended
               March 31, 1996, 1995 and 1994

               Statements of Shareholders' Equity

               Statements of Cash Flows for Years Ended
               March 31, 1996, 1995 and 1994

               Notes to Financial Statements

(b)  Exhibits:

     3.1       Articles of Incorporation(1)

     3.2       Bylaws(1)

     10.1      Underwriter's Warrants to Purchase Common Stock(1)

     10.3      Incentive Stock Option Plan(1)

     10.11     Warranty Deed and Deed of Trust - Park Site(2)

     10.12     Indenture of Trust and 10% Secured Promissory Note(3)

     10.25     Promissory Note - Vancol Industries, Inc.(4)

     10.26     Convertible Promissory Note for $400,000 -
               Kenneth M. Dalton(5)

     10.27     Stock Option for 30,000 shares  - Kenneth M.
               Dalton(5)

     EX-27     Financial Data Schedule
______________________

(1) Incorporated by reference to Form S-18 Registration Statement, File No. 33-42730-D, filed September 11, 1991

(2) Incorporated by reference to Form 10-K for the year ended March 31, 1992 filed June 29, 1992, SEC File No. 0-19949

(3) Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993, File No. 0-19949

(4) Incorporated by reference to Form S-1, SEC File No. 33-73774, filed February 9, 1994

(5) Incorporated by reference to Form 8-K, SEC File No. 0-19949, filed May 6, 1994



(c)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March
     31, 1996.

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                       THE SOUTHSHORE CORPORATION

BY (Signature)                         /s/ Kenneth M. Dalton
(Date)                                 June 25, 1996
(Name and Title)                       Kenneth M. Dalton, President
                                       and Principal Executive Officer

BY (Signature)                         /s/ Eric Nelson
(Date)                                 June 25, 1996
(Name and Title)                       Eric Nelson, Principal
                                       Accounting Officer and
                                       Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY (Signature)                /s/ Kenneth M. Dalton
(Date)                        June 25, 1996
(Name and Title)              Kenneth M. Dalton, Director

BY (Signature)                Rod K. Barksdale
(Date)                        June 25, 1996
(Name and Title)              Rod K. Barksdale, Director

BY (Signature)                /s/ Ren Berggren
(Date)                        June 25, 1996
(Name and Title)              Ren Berggren, Director

BY (Signature)                /s/ Arthur K. Biddle
(Date)                        June 25, 1996
(Name and Title)              Arthur K. Biddle, Director


(ss10k.96)

                 INDEX TO FINANCIAL STATEMENTS
                   THE SOUTHSHORE CORPORATION

                      FINANCIAL STATEMENTS

                              with

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                     March 31, 1996 and 1995


                                                       Page

Report of Independent Certified Public Accountants     F-2

Financial Statements:

     Balance Sheets                                    F-3

     Statements of Operations                          F-4

     Statement of Changes in Stockholders' Equity      F-5

     Statements of Cash Flows                          F-6

     Notes to Financial Statements                     F-7

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
The Southshore Corporation
Englewood, CO

We have audited the accompanying balance sheets of The Southshore Corporation as of March 31, 1995 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the three years ended March 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Southshore Corporation as of March 31, 1995 and 1996, and the results of its operations, its cash flows and its changes in stockholders' equity for the three years ended March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                         Schumacher & Associates, Inc.
                         12835 East Arapahoe Road
                         Tower II, Suite 110
                         Englewood, CO  80112
June 6, 1996

                       THE SOUTHSHORE CORPORATION

                             BALANCE SHEETS

                                                        March 31,
                                                  1996            1995
                                              --------------------------
Current Assets
    Cash                                       $     1,625  $       539
    Other                                            4,846       22,207
                                               -----------  -----------
      Total Current Assets                           6,471       22,746
                                               -----------  -----------
Other Assets
    Property and equipment, net of
     accumulated depreciation (Note 2)           2,943,837    3,526,169
    Deposits                                        48,485       50,245
    Debt and other offering costs, net
     of accumulated amortization                    29,397       50,447
                                                 ---------    ---------
      Total Other Assets                         3,021,719    3,626,861
                                               -----------  -----------
Total Assets                                   $ 3,028,190  $ 3,649,607
                                               ===========  ===========
Current Liabilities
    Notes payable, current portion (Note 3)    $   609,262  $ 1,389,055
    Notes and advances payable,
     officer                                       153,400       92,400
    Property taxes payable (Note 8)                384,275      297,181
    Accrued interest                                49,164      166,573
    Accounts payable and accrued expenses          141,968      252,152
    Accounts payable, construction
     contractors                                         -      368,472
    Deferred income                                 30,991       13,492
                                                 ---------    ---------
      Total Current Liabilities                  1,369,060    2,579,325

Notes payable, net of current portion (Note 3)     953,098      145,632
                                                 ---------    ---------
Total Liabilities                                2,322,158    2,724,957
                                                 ---------    ---------
Commitments and contingencies (Notes 3, 4,
 and 7)                                                  -            -

Stockholders' Equity
    Preferred stock, $.01 par value
     25,000,000 shares authorized,
     none issued and outstanding                         -            -
    Common stock, $.001 par value
     100,000,000 shares authorized,
     2,610,470 issued and outstanding
     as of March 31, 1996 and 2,137,613
     shares as of March 31, 1995                     2,611        2,138
    Additional paid-in capital                   4,377,574    3,903,191
    Accumulated (deficit)                       (3,674,153)  (2,980,679)
                                                -----------  -----------
      Total Stockholders' Equity                   706,032      924,650
                                                -----------  -----------
Total Liabilities and Stockholders'
 Equity                                        $ 3,028,190  $ 3,649,607
                                               ===========  ===========

The accompanying notes are an integral part of the financial statements.

                        THE SOUTHSHORE CORPORATION

                         STATEMENTS OF OPERATIONS

                                               Years  Ended March 31,

                                           1996        1995         1994
Revenue                                  -------     -------      --------
 Sales - gate admissions             $   682,165  $  668,038  $   559,861
 Sales - food, beverages and
  merchandise                            173,453     353,709      278,237
                                       ---------   ---------      -------
   Total sales                           855,618   1,021,747      838,098

 Cost of sales - food,
  beverages and merchandise               11,078      78,181       73,652
                                        ---------    --------     --------
   Gross Profit                          844,540     943,566      764,446
                                        ----------   ---------    ---------
Operating Expenses
 Salaries                                270,938     348,318      305,223
 Advertising                             125,425     139,443       57,086
 Depreciation                            560,511     560,091      551,304
 Consulting and professional fees         42,037     120,292      223,314
 Other                                   390,342     514,080      551,678
                                       ---------   ----------   ---------
   Total Operating Expenses            1,389,253   1,682,224    1,688,605
                                       ----------  ----------   ----------
Net (loss) before other income
 (expense)                              (544,713)   (738,658)    (924,159)

 Interest expense forgiven (Note 6)       57,540           -            -
 Interest (expense)                     (185,251)   (263,369)    (189,173)
 Amortization of debt offering
  costs                                  (21,050)    (21,050)     (21,050)
                                        ----------   ---------    --------
Net (loss)                             $(693,474) $(1,023,077) $(1,134,382)
                                       ========== ============ =============
Per Share (Note 6)                     $    (.29) $      (.57) $      (.79)
                                       =========== ============ ===========
Weighted Average Number of
 Shares Outstanding                    2,374,042   1,804,280    1,433,937
                                       =========   =========    =========


The accompanying notes are an integral part of the financial  statements.

                         THE SOUTHSHORE CORPORATION

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 From March 31, 1993 through March 31, 1996


                                         Additional
                  Number of    Common     l Paid-      Deficit
                    Shares      Stock    in capital    Accumulated    Total
                  ---------    -------   ----------    -----------   -------
Balance at
March 31,
1993             $1,230,261    $1,230    $2,586,640    $(823,220)  $1,764,650

Stock
issued              407,352       408       817,051          -        817,459

(Loss)
for the
year
ended
March
31, 1994               -           -           -      (1,134,382)  (1,134,382)

Balance
at March 31,
1994               1,637,613     1,638     3,403,691  (1,957,602)   1,447,727
Stock issued         500,000       500       499,500       -          500,000
(Loss) for
the year
ended March
31, 1995
                        -          -            -     (1,023,077)  (1,023,077)
                   -----------   ---------  ---------- ----------  -----------
Balance at
March 31,
1995               2,137,613     2,138    3,903,191   (2,980,679)     924,650

Stock issued         472,857       473      474,383       -           474,856
 (Loss)
for the year
ended March
31, 1996                 -         -           -        (693,474)    (693,474)
                  -----------   --------  ----------    ---------    ---------
Balance at
March 31,
1996              $2,610,470    $2,611   $4,377,574    $(3,674,15)   $706,032
                  ==========    ======   ==========    ===========   ========





     The accompanying notes are an integral part of the financial statements.

                         THE SOUTHSHORE CORPORATION

                          STATEMENTS OF CASH FLOWS

                                  Years Ended March 31,


                                 1996          1995            1994
                             ------------  ------------   --------------
Cash Flows from Operating
     Activities:
     Net (loss)               $(693,474)    $(1,023,077)    $(1,134,382)

Adjustments to Reconcile
      Net Income to
      Net Cash (Used in)
      Operating                 560,511         560,091         551,304
      Activities:
      Depreciation
Amortization debt
      offering cost              21,050          21,050          21,050
      and bond discount
Increase (decrease)
      in accounts payable
      and accrued expenses     (109,326)         152,611         418,183
      and other Net Cash       ---------        ---------      ----------
      (Used in) Operating
      Activities               (221,239)        (289,325)       (143,845)
Cash Flow from Investing      -----------      -----------     -----------
      Activities:                  -                -              4,214
      Deposits (paid)
      returned
Land, property and
      equipment
      acquired                    9,941         (200,853)       (339,190)

      (Decrease) in
      accounts
      payable,
      construction             (368,472)        (339,451)       (491,317)
                               --------          --------        --------
Net Cash (Used in)
      Investing
      Activities               (358,531)        (540,304)       (826,293)
Cash Flows from                 --------         --------        --------
      Financing
      Activities:
Advances and loans from          71,000             -            179,629
      related
      parties
Proceeds from notes              55,000          433,550            -
      payable
Payments made on notes          (20,000)        (107,733)        (15,019)
      payable
Issuance of stock and
      warrants, net
      of offering costs         474,856          500,000         806,329
Net Cash Provided               -------          -------         -------
      by Financing
      Activities                580,856          825,817         970,939
                                -------          -------         -------
Increase (Decrease) in Cash       1,086           (3,812)            801
      Cash, Beginning of Period
                                    539            4,351           3,550
                                -------          -------         -------
Cash, End of Period              $1,625             $539          $4,351
                                =======          =======          ======
      Income Taxes Paid        $      -         $      -        $      -
                               ========         ========        ========
      Interest Paid            $113,101         $113,605        $229,375
                               ========         ========        ========


     The accompanying notes are an integral part of the financial statements.

                   THE SOUTHSHORE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -----------------------------------------------------------
    Organization
    ------------
    The Southshore Corporation (the "Company") was incorporated under the laws of the state of Colorado on March 26, 1990.  The Company owns 16 acres of land in Arapahoe County, Colorado, upon which it has constructed and is operating a water park.  The Company has selected March 31 as its fiscal year end.

    Property and Equipment and Related Depreciation
    -----------------------------------------------
    Property and equipment are carried at cost.  The cost of property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets,  which are 20 years for buildings and
    7 years for the remaining assets which consist principally of equipment and facilities.

    Maintenance and repairs are charged to operations when incurred.
    Betterments and renewals are capitalized. When property and equipment is sold or otherwise disposed of, the asset and related accumulated depreciation account is relieved, and any gain or loss is included in operations.

    Concentrations of Credit Risk
    -----------------------------
    The Company has no material amounts or concentrations of credit risks.

    Debt Offering Costs
    -------------------
    The Company incurred $105,250 in debt offering costs related to a successful private placement of secured notes.  These offering costs are being amortized on a straight-line basis over the five year term of the notes.

    Per Share Information
    ----------------------
    Per share information is computed based upon a weighted average number of shares outstanding.

    Geographic Area of Operations and Interest Rates
    ------------------------------------------------
    The Company operates a water park in Englewood, Colorado.  The potential for severe financial impact can result from negative effects of economic
    conditions within the market or geographic area.   Since the Company's
    business is in one area, this concentration of operations results in an associated risk and uncertainty.

                   THE SOUTHSHORE CORPORATION

            NOTES TO FINANCIAL STATEMENTS (Continued)

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
    ----------------------------------------------------------------------
    Use of Estimates in the Preparation of Financial Statements
    ------------------------------------------------------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

    Advertising Costs
    -----------------
    Advertising costs are expensed as incurred.

 2. PROPERTY AND EQUIPMENT
    ----------------------
     Property and equipment is summarized as follows:

                                               March 31,
                                          -------------------
                                           1996          1995
                                         --------       -------
     Buildings                         $   743,978    $   740,682
     Recreational park facilities        3,614,157      3,638,184
     Office furniture and equipment         10,284         10,284
     Equipment                             101,367        101,367
     Land                                  435,173        435,173
     Vehicles                                    -          2,615
                                         ---------        ---------
                                         4,904,959        4,928,305

     Less accumulated depreciation       1,961,122        1,402,136
                                       -----------      -----------
                                       $ 2,943,837      $ 3,526,169

 3.  NOTES PAYABLE
     -------------
     Notes payable are summarized as follows:

                                               March 31,
                                           ------------------
                                           1996          1995
                                           ----          ----
     Note payable to individual,
     collateralized by 7 1/2 acres
     of real estate, $2,957 per
     month with interest at 8%,
     due March 20, 2000                $  121,122     $  145,833

     Note payable, interest at prime,
     renewable annually (see below *).    400,000        400,000



                   THE SOUTHSHORE CORPORATION

 3.  NOTES PAYABLE, Continued

     Various notes payable, interest rate
     of 12% per annum, collateralized
     junior liens on real property, due
     September, 1996                           55,000                 -

     Notes payable, interest at 10%
     payable semiannually, due in
     three installments, $10,000
     due June 30, 1995 and 1996, and
     $13,550 due June 30, 1997.                23,550            33,550

     Notes payable, private offering
     of $970,000, collateralized
     through an indenture of trust
     by all of the Company's real
     property and improvements
     subject to a second deed of
     trust on the 7 1/2 acres above,
     interest at 10% payable quarterly
     which commenced June 30, 1993
     and four equal installments of
     principal which were scheduled
     to commencing June 30, 1994
     net of unamortized discount of
     $7,312 at March 31, 1996
     and $14,696 at March 31,
     1994 (see below **)                      962,688      955,304
                                            ---------    ---------
                                            1,562,360    1,534,687
     Less current portion                    (609,262)  (1,389,055)
                                            ----------  -----------
     Long-term portion                      $ 953,098    $ 145,632
                                            =========    ==========

     * In April, 1994, the Company issued a $400,000 convertible promissory note to the Company's President pursuant to an arrangement whereby the President personally obtained a bank line of credit, the proceeds of which were made available to the Company. The note is convertible into up to 177,777 shares of common stock of the Company at $2.25 per share.

     Maturities of notes payable after giving effect to the default provisions are summarized as follows:

          1996                     $ 609,262
          1997                       887,721
          1998                        31,388
          1999                        33,989

                       THE SOUTHSHORE CORPORATION
              NOTES TO FINANCIAL STATEMENS(continued)

3.  NOTES PAYABLE, continued
    ------------------------
    ** The provisions of indenture relating to the 10% secured notes contain various covenants pertaining to limitations on restricted payments (such as dividens, aggregate officers' compensation in excess of defined limits, ect.) based on maintenence of working capital and tangible stockholders' equity parameters. There are also limitations on total debt allowed. Also, the Company failed to make required 25% repayments of the $970,000 of notes payable outstanding in 1994 and 1995. The Company was able to obtain extension agreements on $852,500 of these notes until September, 1997. The remaining $117,500 and accounted for as current liabilities.
    As of March 31, 1995, prior to obtaining extension agreements, the entire balance of these notes payable were shown as a current liability in the financial statements.

 4.  STOCKHOLDERS' EQUITY
     --------------------
     Common Stock Options
     --------------------
     A shareholder of the Company has loaned $153,400 to the Company with interest rates ranging from prime to 12% per annum. Of the note payable $97,400 is convertible at the shareholders option into common stock of the Company since the balance was not paid when due. The remaining $56,000 is due September 30, 1996. The payable to the shareholders are uncollateralized.

     The President was granted an option to acquire 30,000 shares at $2.50 per share through September 30, 1996, and an option for 61,250 shares at $1.10 through October 28, 1999.

     Warrants Issued with 10% Secured Notes
     --------------------------------------
     The Company sold 195 units of $5,000 each of 10% secured notes in a private placement. Each unit also included 625 warrants. Each warrant entitles the holder to purchase one restricted common share at $6.00 per share through June 30, 1997. The Company has reserved 121,875 common shares for issuance for the exercise of these warrants. The warrants were deemed to have an aggregate value of $36,563 which was recorded upon their issuance as additional paid in capital and as a discount on the notes payable. As of March 31, 1996, 7,917 warrants have been exercised through the issuance of 27,146 shares of restricted common stock after adjustment for dilution.

                   THE SOUTHSHORE CORPORATION

 4.  STOCKHOLDERS' EQUITY, Continued
     -------------------------------
     Incentive Stock Option Plan
     ---------------------------
     During January of 1991, the Company adopted an incentive stock option plan for employees of the Company. The Company reserved 200,000 shares of its common stock for this plan. The option price shall be determined by the Company but shall not be less than fair market value on the date of grant. Options may be granted under the plan for terms up to January of 2001.

     Stock Options and Warrants Outstanding
     --------------------------------------
     In addition to other options and warrants described elsewhere in the notes to the financial statements, the Company at March 31, 1996, had outstanding the following stock options and warrants:

     No. of Shares       Exercise Price     Expiration Date
     -------------       --------------     ----------------
        50,000*               $7.30         October 11, 1996
        30,000**              $3.00         January 25, 1998
         5,000***             $3.00         January 25, 1998

        *Granted to the underwriter of the public offering
       **Granted to the former President of the Company
      ***Granted to a director of the Company

 5.  INCOME TAXES

     The Company uses the straight-line depreciation method for financial reporting purposes over 20 and 7 year estimated useful lives. The Company has elected to use the straight-line method over the Modified Accelerated Cost Recovery System ("MACRS") recovery periods of 31.5 and 7 years for income tax reporting purposes.

     As of March 31, 1996, there are no current or deferred income taxes payable. As of March 31, 1996, the Company has total deferred tax assets of approximately $1,286,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,286,000. Thus, no tax assets have been recorded in the financial statements as of March 31, 1996.

                   THE SOUTHSHORE CORPORATION

 5.  INCOME TAXES
     ------------
     The Company has available at March 31, 1996, unused operating loss carryforwards of approximately $3,675,000 which may be applied against future taxable income, expiring in various years through 2011.

 6.  RENEGOTIATED DEBT AND INTEREST
     ------------------------------
     During the year ended March 31, 1996 the Company renegotiated the balance of a debt and accrued interest to a creditor downward from $278,214 to $190,000, an adjustment of $88,214. Of this amount $30,674 was principal and $57,540 of accrued interest. The $30,674 reduction of principal was accounted for as a reduction in the cost of the related constructed property asset and the $57,540 reduction in accrued interest was accounted for as other income in the statement of operations and amounted to a reduction of the net loss per share of $.02. The source of the repayment of the renegotiated debt was principally from proceeds of notes payable to shareholders and others.

 7.  CONTINGENCIES, GOING CONCERN
     ----------------------------
     As of March 31, 1996, the Company has accumulated losses aggregating $3,674,153 and had a working capital deficiency of $1,362,589. The Company has negotiated payment terms and settlement agreements with certain creditors and is in the process of seeking additional capital from its shareholders. Management believes that this additional funding plus results of negotiations with creditors will allow the continued operation of the park and the revenue generated from the subsequent seasonal operations of the park will allow the Company to continue as a going concern. The Company's ability to continue as a going concern depends upon its success in raising additional capital, increasing its debt financing and/or improving its operating results. There is no assurance that the Company will be successful in these efforts. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8.   DELINQUENT PROPERTY TAXES
     -------------------------
     As of March 31, 1996 the Company had $384,275 property taxes payable, the majority which are delinquent. In addition, included with other accrued interest in the financial statements is $43,101 of accrued interest on delinquent property taxes. Failure to pay these taxes and accrued interest could eventually result in loss of ownership of the property.