Form 10-Q
period 1996-07-30
SOUTHSHORE CORP /CO
filed 1996-08-12
CIK 859747

                                FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

(Mark One)

[X]		          QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------
[  ]		         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 0-19949
                       -------
                      THE SOUTHSHORE CORPORATION
                      --------------------------
       (Exact name of registrant as specified in its charter)

          Colorado					                                  	84-1153522
          --------                                        ----------
 (State or other jurisdiction of				   	              (I.R.S. Employer
  incorporation or organization)				                 Identification No.)

       10750 East Briarwood Avenue,   Englewood, Colorado  80112
       ---------------------------------------------------------
              (Address of principal executive offices)

                         (303)  649-9875
                         ---------------
        (Registrant's telephone number, including area code)

     ________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes_X_   No___

              APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

	The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of June 30, 1996.



	PART I -FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------
THE SOUTHSHORE CORPORATION

BALANCE SHEET (Unaudited)

	                                           March 31	            	June 30
	                                             1996	                	1996
CURRENT ASSETS
Cash                                        	1,625              		26,153
Acounts Receivable                              	0	              	32,710
Inventory                                       	0	               	4,943
                                       	____________        		____________
      Total Current Assets                  	1,625	              	63,806

OTHER ASSETS

Land                                      	435,173             		435,173
Property and Equipment,
  -net of accum depr. of
$1,961,122 and $2,100,877 Respect.      	2,508,664           		2,396,376
Deposits	                                   48,485              		17,265
Prepaids	                                    4,846              		11,570
Debt Offering Costs,
  -net of accum amort                      	29,397              		24,134
                                      	____________	          	____________
     Total Assets	                       3,028,190           		2,948,324

CURRENT LIABILITIES

Notes Payable -Current                    	326,762             		360,850
Notes Payable -Related Parties	            153,400             		138,400
Payroll Taxes Payable	                        (775)              		9,685
Property Taxes Payable	                    384,275             		411,548
Accrued Interest	                           49,164              		59,738
Accounts Payable -Trade	                   142,743             		151,164
Deferred Credits	                           30,991	              	89,164
Accrued Payroll                                 	0              		10,853
Sales Tax Payable	                               0                 		180
	                                       ____________	        	____________
     Total Current Liabilities	          1,086,560	           	1,231,583

Notes Payable
  -net of current portion                 	835,598	             	815,018
Notes Payable -Related Parties
  -net of current portion                 	400,000             		388,500
	                                       ____________         		____________
     Total Liabilities                  	2,322,158	           	2,435,100

STCOCKHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
  25,000,000 Shares Authorized
  None Issued and Outstanding

Common Stock, $.001 Par Value
  100,000,000 Shares Authorized;
2,610,470 issued and outstanding
  and Outstanding Respectively              	2,611	              	 2,611

Additional Paid-In Capital              	4,377,574           		4,377,574
Retained Earnings	                      (3,674,153)         		(3,866,961)
                                       	____________	        	____________
     Total Stockholders' Equity	           706,032             		513,224

     Total Liabilities and

     Stockholders' Equity                3,028,190             2,948,324

THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

                                        	Three Months        		Three Months
                                       	Ended June 30,       	Ended June 30,
                                           	1996                		1995
Revenue
Sales -Admissions                         	195,563              		107,567
Sales -Food, Merchandise	                   55,093               		21,694
Sales -Other	                                2,326                     	4
Corporate Sponsorships	                     23,250               		13,707
	                                        ___________	          	___________
     Total Sales                          	276,232              		142,972


Cost of Sales                               	8,205                		1,906
	                                        ___________		           ___________
Gross Profit                              	268,028	              	141,066


Operating Expenses

Salaries                                  	 85,346                	82,475
Payroll Taxes                              	11,696               		11,739
Operating Supplies	                          8,403                 	8,045
Chemicals	                                   6,883                		5,930
Repairs & Maintenance	                      12,968	               	11,099
Advertising	                                61,167               		76,388
Outside Services	                           13,740               		20,435
Utilities	                                  30,082               		31,887
Equipment Rental	                                0                  		710
Insurance	                                   9,616	               	10,208
Depreciation & Amort	                      139,755	              	140,165
Property Taxes	                             30,154	               	31,279
Other	                                       1,809                		1,537
	                                       ___________	          	___________
     Total Operating Exp	                  411,619	              	431,898


Excess of Expense Over
Revenue (Before Other
Income/Expense)                          	(143,591)           		 (290,832)


Other Income                                	3,565	                	2,541
Interest Expense (Net)	                    (47,519)              		12,958
Amort. of Debt Offering	                    (5,263)		              (5,263)
	                                        ___________	           	___________

     Net Profit(Loss)                    	(192,808)	            	(280,595)

Loss Per Share                               (0.07)                 (0.11)

THE SOUTHSHORE CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)	                             Three Months	        	Three Months
	                                       Ending June 30	      	Ending June 30
                                           	1996	                 	1995
Cash flows from Operating Activities
Net Profit(Loss)                        	(192,808)            		(280,595)


Adjustments to Reconcile
Net(Loss)	to Net Cash (Used In)
Operating Activities

Amortization and Depreciation           	 145,018              		145,428
(Increase)  in Accounts Receivable	       (32,710)              		(7,848)
(Increase) in Inventory	                   (4,943)              		(5,701)
(Decrease) in Accounts Payable
and Accrued Expenses	                      67,536	             	(370,070)

Other, net                                	51,674               		14,058
	                                       __________	           	__________

Net Cash (Used In)
Operating Activities	                      33,768             		(504,728)



Cash flows from Investing Activities

Deposits                                  	31,220                		 (180)

Land, Property, Equipment	                (27,468)	              	21,907
	                                        __________           		__________

Net Cash (Used In)
Investing Activities	                       3,752	               	21,727



Cash flows from Financing Activities

Increase(Decrease) Debt	                  (12,992)		                (994)
Issuance of Stock, Net of Offering Costs	                      		459,548
	                                        __________          		__________

Net Cash Provided by
Financing Activities                     	(12,992)            		 458,554
	__________		__________

Increase(Decrease) in Cash                	24,528	              	(24,448)


Cash, Beginning of Period                  	1,625                  		539

Cash, End of Period                       	26,153	              	(23,909)
                                       	__________	            	__________


Income Taxes Paid                              	0	                    	0

Interest Paid                              36,945                 37,247

                                   Page 4

THE SOUTHSHORE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From March 31, through June 30, 1996
(Unaudited)

                                                    				  Retained
                 	Number of   	Common	    Additional     	Earnings
Date 	             Shares	     Stock	   Paid-In Capital	  (Deficit) 	  Total
Balance at
March 31, 1996 	 2,610,470	    2,611	     4,377,574	    (3,674,153)	  706,032

Net Loss
3 Months Ended
June 30, 1996				                                         (192,808)	 (192,808)

Balance at
June 30, 1996	   2,610,470	    2,611	     4,377,574	    (3,866,961)	  513,224

THE SOUTHSHORE CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                            June 30, 1996
                             (Unaudited)

(1)	Summary of Accounting Policies
    ------------------------------
	A summary of significant accounting policies consistently applied in the
preparation	of the accompanying financial statements follows:

	(a)	General
     -------
		The Southshore Corporation ("Company") was incorporated under the laws of
Colorado on March 26, 1990 for the purpose of engaging in any lawful business.  The company operates a waterpark in southeast Denver metro area.

	(b)	Unaudited Financial Statements
     ------------------------------
		The accompanying financial statements have been prepared by the	registrant
without audit and are the responsibility of the Company's		management.
Management is of the opinion that all adjustments that	should be made to the
accompanying financial statements in order for	them to present fairly the
financial position, results of operations and cash	flows for the periods
presented have been made.

		Management has elected to omit substantially all the footnote	disclosures
required by generally accepted accounting principles.

		The accompanying financial statements should be read in conjunction with
the Company's audited financial statements as of March 31, 1996.  The	results
of operation for the period ended June 30, 1996 are not indicative	of the
operating results for the full year.

	(c)	Property and Equipment
     ----------------------
		Property and equipment are stated at cost.  The original park water features are depreciated using a straight line method based on a 7 year
estimated 	useful life.A 20 year estimated useful life on a straight line basis is utilized on the buildings.  Park improvements since 1994 have been
depreciated using a	modified accelerated cost recovery method over 31.5
years for buildings and 7	years for equipment.

(2)	Liquidity and Capital Resources
    -------------------------------
	See Management's Discussion for disclosure related to liquidity and capital
and	the related contingencies and commitments.

(3)	Net Profit and Loss Per Common Share
    ------------------------------------
	Net profit and loss per common share for the three month period ended June 30, 1996 and 1995 has been computed based on the weighted number of
shares	outstanding during the respective periods.

(4)	Bank Line of Credit -Note to President
    --------------------------------------
	On April 25, 1994, the Company issued a five year promissory note in the
amount 	of $400,000 to its President.  The note was issued pursuant to an
arrangement 	whereby the President became personally obligated and personally
secured a 	$400,000 bank line of credit, the proceeds of which were made
available to the 	Company.  The Company is required to pay interest on the
line at the bank's prime	rate.  The Company's President has the right to
purchase common stock at $2.25 per 	share in an amount equal to what he is
at risk on the bank line of credit.  On default	of the note he may convert
the outstanding balance to common stock at $1.00 per 	share.  At June 30,
1996, the balance was $388,500.

(5)	10% Secured Notes -$970,000
    ---------------------------
	The Company was required to pay down the principal balance of its
outstanding 	10% Secured Notes by 25% on September 30, 1994 and June 30,
1995, respectively.  	The Company failed to make these payments, however it
has obtained deferrals from 	holders of $735,000 in these notes as to
payments of principal through June 30, 1997.  	Additionally, the trustee
under the Indenture relating to these notes resigned as trustee 	effective
November 4, 1994.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ---------------------------------------------------------------
                        RESULTS OF OPERATIONS
                        ---------------------
Financial Condition

	At June 30, 1996, working capital was a negative $1,167,777 as compared to a negative $1,084,635 at March 31, 1996.  The principal reasons for the working capital shortfall are unpaid and accrued property taxes of $411,548, trade payables, and undeferred noteholders of $235,000.  The increase in negative working capital is primarily due to short term loans prior to the season to finance the 1996 seasonal start up costs.  See "Liquidity and Capital
Resources" below.

	At June 30, 1996, the Company's shareholders' equity was $513,224, down from $706,032 at March 31, 1996, due entirely to quarterly losses.

Results of Operations -Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

	Revenues for the current three months were up over 93% compared to the comparable period in 1995. This increase in revenue is due to more favorable weather conditions in June 1996 as compared to June 1995, as well as increased exposure to our product in the community.

	Overall operating expenses, even with the dramatic increase in revenues, declined almost 5%. Salaries did increase by slightly over 3%, however payroll taxes essentially remained the same. Advertising decreased by 20%. Expenditures for outside services declined 33% as the Company's need for legal services and other outside consultants has declined substantially. Depreciation and amortization remained basically the same for the two periods. Interest expense of $47,519 is consistent with the Company's debt. The negative interest expense for 1994 was an anomoly due to aggressive negotiation by management in the lien construction settlements.

	The net loss for the operating quarter is $192,808 as compared to the loss of $280,595 for the same quarter in 1995 and is due primarily to increased revenues for the quarter. In both quarters, depreciation and amortization, a non-cash item, accounted for approximately $145,000 of these losses. The remainder of these losses are accounted for by off-season and seasonal start-up costs.

Liquidity and Capital Resources

	At June 30, 1996, the Company had $1,231,583 in current obligations, primarily composed of notes payables, and accrued and past due property taxes. Most of the notes payables are due to affiliates and other parties friendly to the Company, while the trade payables are composed of almost entirely professional fees with firms not currently pressing for payment and/or are willing to accept terms over an extended period of time.

	The accrued and past due property taxes are currently on appeal and are not subject to foreclosure until November 1997.  The Company has an appeal in process with Arapahoe County, Colorado in hopes of reducing its annual property tax assessment, however there is no assurance that it will be successful.

	Management is considering possible long-term financing of its short-term debt and the inclusion of additional debt in a new debt package to finance additional park facilities.

	The Company continues to rely on its principal shareholders for capital infusion and short-term loans to fund some of the Company's operating expenses and pay creditors. Failure to have these or similar funding available in the future could result in short-term cash flow and creditor problems.

PART II -OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------------------
(a)  Exhibits

	3.1         		Articles of Incorporation(1)

	3.2         		Bylaws(1)

	10.1        		Underwriter's Warrants to Purchase Common Stock(1)

	10.3        		Incentive Stock Option Plan(1)

	10.12       		Indenture of Trust and 10% Secured Promissory Note(2)

	10.25       		Promissory Note -Vancol Industries, Inc.(3)

	10.26       		Convertible Promissory Note -Kenneth M. Dalton(4)

	10.27       		Stock Option -Kenneth M. Dalton(4)

	10.28       		Convertible Promissory Note $104,500 -Kenneth M. Dalton(5)

	10.29       		Stock Option 61,250 shares -Kenneth M. Dalton(5)

	27.1        		Financial Data Schedule
___________________________

	(1)	Incorporated by reference to Form S-18 Registration Statement, File No.
33-42730-D, filed September 11, 1991

	(2)	Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993 File No. 0-19949

	(3)	Incorporated by reference to Amendment No. 1 to the Form S-1, File No.
33-73774 filed February 9, 1994

	(4)	Incorporated by reference to Form 8-K filed May 5, 1994, File No.
		0-19949

	(5)	Incorporated by reference to Form 8-K filed December 30, 1994, File No.
0-19949

(b)	Reports on Form 8-K:

		No reports on Form 8-K were filed during the quarter ended June 30,	1996.


                           SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              					THE SOUTHSHORE CORPORATION



August 9, 1996 			By  /s/ Kenneth M. Dalton
- --------------    -------------------------
Date		   			    Kenneth M. Dalton, President
					         and Principal Executive Officer



August 9, 1996				By  /s/ Eric L. Nelson
- --------------    ----------------------
Date					            Eric L. Nelson
					           Principal Accounting Officer