Form 10-Q
period 1996-09-30
SOUTHSHORE CORP /CO
filed 1996-10-24
CIK 859747

PAGE>
                                FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

                Commission File Number 0-19949

                 THE SOUTHSHORE CORPORATION
      (Exact name of registrant as specified in its charter)


          Colorado                                      84-1153522
---------------------------                       ------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization                    Identification No.)


         10750 East Briarwood Avenue, Englewood, Colorado 80112
         ------------------------------------------------------
              (Address of principal executive offices)

                           (303) 649-9875
                           --------------
          (Registrant's telephone number, including area code)


________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X    No___

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of September 30, 1996.

                PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE SOUTHSHORE CORPORATION

BALANCE SHEET (Unaudited)

                           March 31,                   September 30,
                              1996                          1996
CURRENT ASSETS
Cash                         1,625                           399
Accounts Receivable              0                        27,659
Notes Receivable                 0                        28,230
Inventory                        0                           250
                           -------                     ---------
 Total Current Assets        1,625                        56,537

OTHER ASSETS

Land                       435,173                       435,173
Property and
Equipment,
net of accumulated
depreciation of
$1,961,122 and
$2,240,878,
respectively             2,508,664                     2,255,247
Deposits                    48,485                        17,185
Prepaids                     4,846                        24,939
Debt Offering Costs,
net of accumulated
amortization                29,397                        18,872
                        ----------                    ----------
 Total Assets            3,028,190                     2,807,952

CURRENT LIABILITIES

Notes Payable -
Current                    326,762                       269,088
Notes Payable -
Related Parties            153,400                        97,400
Payroll Taxes
Payable                       (775)                        8,239
Property Taxes
Payable                    384,275                       432,322
Accrued Interest            49,164                        63,659
Accounts Payable -
Trade                      142,743                        53,564
Deferred Credits            30,991                        27,139
Accrued Payroll                  0                             0
Sales Tax Payable                0                             0
                         ---------                     ---------
 Total Current
Liabilities              1,086,560                       951,412

Notes Payable
net of current
portion                    835,598                       815,158
Notes Payable -
Related Parties
net of current
portion                    400,000                       261,000
                        ----------                    ----------
 Total Liabilities       2,322,158                     2,027,570

STOCKHOLDERS' EQUITY

Preferred Stock,
$.01 Par Value
  25,000,000 Shares
Authorized
None Issued and
Outstanding

Common Stock,
$.001 Par Value
100,000,000 Shares
Authorized;
2,610,470 issued
and outstanding
and Outstanding
Respectively                 2,611                         2,611

Additional Paid-
In Capital               4,377,574                     4,377,574
Retained Earnings       (3,674,153)                   (3,599,803)
                        -----------                   -----------
 Total Stockholders'
Equity                     706,032                       780,382

 Total Liabilities and
Stockholders' Equity     3,028,190                     2,807,952

THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)
                                         Six Months           Six Months
                                           Ended                Ended
                                        September 30,        September 30,
                                           1996                 1995
Revenue

Sales -Admissions                         820,760             681,938
Sales -Food, Merchandise                  221,734             154,542
Sales -Other                                4,766                   0
Corporate Sponsorships                     25,050              14,307
                                         --------             -------
 Total Sales                            1,072,310             850,787


Cost of Sales                              23,429              10,973
                                         --------             -------
Gross Profit                            1,048,881             839,814


Operating Expenses

Salaries                                  221,153             228,947
Payroll Taxes                              36,730              41,837
Operating Supplies                         14,832              14,539
Chemicals                                  13,106              10,846
Repairs & Maintenance                      21,510              17,720
Advertising                                90,963              99,841
Outside Services                           20,384              48,497
Utilities                                  87,493              97,889
Equipment Rental                                0               1,359
Insurance                                  18,951              18,896
Depreciation & Amortization               279,756             280,325
Property Taxes                             60,307              62,072
Other                                      12,793               7,776
                                          -------             -------
  Total Operating Expenses                877,980             930,544


Excess of Revenue over Expense
(Before Other Income/Expense)             170,901             (90,731)


Other Income                               11,351                 500
Interest Expense (Net)                    (97,377)            (33,751)
Amortization of Debt Offering             (10,525)            (10,525)
                                          --------            --------
     Net Profit(Loss)                      74,350            (134,507)

Gain (Loss) Per Share                        0.03               (0.05)

                                  3

THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)
                                        Three Months           Three Months
                                       Ended Sept 30,          Ended Sept 30,
                                           1996                    1995

Revenue
Sales -Admissions                        625,196                 574,371
Sales -Food, Merchandise                 166,641                 131,344
Sales -Other                               2,440                   1,500
Corporate Sponsorships                     1,800                     600
                                         -------                 -------
     Total Sales                         796,077                 707,815


Cost of Sales                             15,224                   9,067
                                         -------                 -------
Gross Profit                             780,853                 698,748

Operating Expenses

Salaries                                 135,807                 146,472
Payroll Taxes                             25,033                  30,098
Operating Supplies                         6,429                   6,494
Chemicals                                  6,224                   4,916
Repairs & Maintenance                      8,542                   6,620
Advertising                               29,796                  23,453
Outside Services                           6,645                  28,062
Utilities                                 57,411                  66,002
Equipment Rental                               0                     650
Insurance                                  9,335                   8,688
Depreciation & Amortization              140,001                 140,159
Property Taxes                            30,154                  30,793
Other                                     10,985                   8,780
                                         -------                 -------
     Total Operating Expenses            466,361                 501,188


Excess of Expense Over
     Revenue (Before Other
     Income/Expense)                     314,492                 197,560


Other Income                               7,786                     500
Interest Expense (Net)                   (49,857)                (46,710)
Amortization of Debt Offering             (5,263)                 (5,263)
                                         --------                 -------
     Net Profit(Loss)                    267,158                 146,088

Net Profit Per Share                        0.10                    0.06

                                  4

THE SOUTHSHORE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From March 31, through September 30, 1996
(Unaudited)



                                        Additional     Retained
                  Number of   Common     Paid-In       Earnings
Date               Shares     Stock      Capital       (Deficit)     Total
Balance at
 March 31,
 1996            2,610,470    2,611     4,377,574     (3,674,153)    706,032

Net Profit
Six Months
Ended
September 30,
1996                                                      74,350      74,350

Balance at
 September
30, 1996         2,610,470    2,611     4,377,574     (3,599,803)    780,382

THE SOUTHSHORE CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)                             Six Months            Six Months
                                          Ending                Ending
                                       September 30,         September 30,
                                           1996                  1995

Cash flows from Operating
Activities
Net Profit(Loss)                         74,350               (134,507)


Adjustments to Reconcile
Net (Loss) to Net Cash
(Used In) Operating Activities

Amortization and Depreciation           290,281                290,850
(Increase)  in Accounts Receivable      (55,888)                (2,072)
(Increase) in Inventory                    (250)                     0
(Decrease) in Accounts Payable
and Accrued Expenses                    (17,847)              (586,617)

Other, Net                              (23,719)                16,875
                                        -------                -------
Net Cash (Used In) Operating
     Activities                         266,927               (415,470)


Cash flows from Investing
Activities

Deposits                                 31,300                   (460)
Land, Property, Equipment               (26,340)                21,733
                                        -------                -------
Net Cash (Used In) Investing
     Activities                           4,961                 21,273

Cash flows from Financing
Activities

Increase(Decrease) Debt                (273,114)               (62,109)
Issuance of Stock, Net
 of Offering Costs                            0                459,548

Net Cash Provided by Financing
     Activities                        (273,114)               397,439
                                       --------                -------
Increase (Decrease) in Cash              (1,226)                 3,241

Cash, Beginning of Period                 1,625                    539

Cash, End of Period                         399                  3,780
                                        -------                 ------
Income Taxes Paid                             0                      0

Interest Paid                            68,802                 78,838

                                 6

                     THE SOUTHSHORE CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

                       September 30, 1996
                          (Unaudited)

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

     The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1996. The results of operation for the period ended September 30, 1996 are not indicative of the operating results for the full year.

(c)     Property and Equipment
        ----------------------
     Property and equipment are stated at cost. The original park water features are depreciated using a straight line method based on a 7 year estimated useful life. A 20 year estimated useful life on a straight line basis is utilized on the buildings. Park improvements since 1994 have been depreciated using a modified accelerated cost recovery method over 31.5 years for buildings and 7 years for equipment.

(2)  Liquidity and Capital Resources
     -------------------------------
See Management's Discussion for disclosure related to liquidity and capital and the related contingencies and commitments.

(3)  Net Profit and Loss Per Common Share
     ------------------------------------
Net profit and loss per common share for the three and six month period ended September 30, 1996 and 1995 has been computed based on the weighted number of shares outstanding during the respective periods.

(4)  Bank Line of Credit -Note to President
     --------------------------------------
On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At September 30, 1996, the balance was $261,000.

(5)  10% Secured Notes -$970,000
     ---------------------------
The Company was required to pay down the principal balance of its outstanding 10% Secured Notes by 25% on September 30, 1994, June 30, 1995 and June 30, 1996 respectively. The Company failed to make these payments, however it has obtained deferrals from holders of $735,000 in these notes as to payments of principal through September 30, 1997. Additionally, the trustee under the Indenture relating to these notes resigned as trustee effective November 4, 1994.

(6)  Commercial Lease -Phantoms, LLC
     -------------------------------
A $28,230 note receivable has been recorded to reflect an amount due from Phantoms, LLC pursuant to a commercial lease and promissory note pursuant to which the Company advanced $28,230 as of September 30, 1996 to Phantoms, LLC for materials to implement a haunted house at the waterpark facilities. See
Item 5, "Other Events", for further details.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

Financial Condition

     At September 30, 1996, working capital was a negative $894,875 as compared to a negative $1,084,935 at March 31, 1996. The principal reasons for the working capital shortfall are unpaid and accrued property taxes of $411,548, trade payables, and undeferred noteholders of $235,000. The decrease in negative working capital is primarily due 1996 summer operations which enabled the company to pay off short term debt and trade payables. See "Liquidity and Capital Resources" below.

     At September 30, 1996, the Company's shareholders' equity was $780,382, up from $706,032 at March 31, 1996, due entirely to operating profits.

Results of Operations -Six Months Ended September 30, 1996 Compared to Six Months Ended September 30, 1995

     Revenues for the current six months were up over 26% compared to the same period in 1995. This increased is accounted for by increased attendance, increased ticket price, the park's increased lease percentage of concession and catering gross sales by the changing of our food service provider and more favorable weather conditions during June 1996 as compared to June 1995.

     Total operating expenses were down 5.6% as compared to the comparable period in 1995. Salaries were down over 3%. Payroll taxes decreased over 12%. Advertising expenditures were down almost 9% and the cost of outside services was down 58%. Depreciation and amortization remained basically the same for the two periods. The interest expense for period in 1996 is consistent with the debt. The relative low interest expense for the period 1995 was an anomaly due to aggressive negotiation by management in the lien construction settlements.

     Management expects the Company to experience an additional approximate $557,000 in operating expenses (including depreciation and amortization) and interest expenses during the remainder of the fiscal year ended March 31, 1996. A non-cash item, $290,000 in depreciation and amortization constitutes approximately 52% of these anticipated operating expenses and interest expenses. Property taxes of $60,000 and interest expense of $95,000 constitute approximately 11% and 17% of such anticipated expenses.

Results of Operations -Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Revenues for the current three months were up over 12% compared to the comparable period in 1995. This increase in revenue is due to increased attendance, increase per-capita spending per customer and more favorable lease terms with our food concessionaires.

     Overall operating expenses, even with the increase in revenues, declined almost 7%. Salaries decreased by over 7%, and payroll taxes decreased by almost 17%. Advertising increased for the period by 27%, but expenditures for outside services declined 76% as the Company's need for legal services and other outside consultants has declined substantially. Depreciation and amortization remained basically the same for the two periods. Interest expense of $49,857 is consistent with the Company's debt.

     The net profit for the operating quarter is $267,158 as compared to the profit of $146,088 for the same quarter in 1995 and is due primarily to increased revenues and decreasing costs of doing business for the quarter. In both quarters, depreciation and amortization, a non-cash item, accounted for approximately $145,000 of these losses.

Liquidity and Capital Resources

     At September 30, 1996, the Company had $951,412 in current obligations, primarily composed of notes payables, and accrued and past due property taxes. Most of the notes payables are due to affiliates and other parties friendly to the Company, while the trade payables are composed largely of professional fees with firms and other trade creditors which are not pressing for payment and/or are willing to accept terms over an extended period of time.

     The accrued and past due property taxes are currently on appeal and are not subject to foreclosure until November 1997. The Company has appealed these evaluations with Arapahoe County, Colorado without much success and will continue appeals in the future in hopes of reducing its annual property tax assessment, however there is no assurance that it will be successful.

     Management is seeking long-term financing of its debt and the inclusion of additional debt in a new debt package to finance additional park facilities.


     In the past, the Company has relied on its principal shareholders for capital infusion and short-term loans to fund some of the Company's operating expenses and pay creditors. Failure to have these or similar funding available in the future could result in short-term cash flow and creditor problems. Long-term financing is expected to relieve the Company's short-term debt problems.

     In order to provide revenues in the off season (mid-September through lat May), the Company is leasing park facilities for other uses such as a haunted house facility during October and automobile storage in the parking lot.

ITEM 5.   OTHER EVENTS
-------   ------------
     In order to provide other revenue sources for the Company in the off season, in August 1996 the Company entered into a lease with Phantoms, LLC, a Colorado limited liability company, whereby Phantoms is to operate a haunted house at the Company's waterpark facility during October 1996. The haunted house is to use pavilions and other non-water feature portions of the park with temporarily implemented modifications. Under the terms of the lease, the Company and Phantoms are to pay certain designated expenses and share in the net profits, if any, of the project. As part of the lease, the Company advanced $28,230 to Phantoms as of September 30, 1996 for materials to implement the haunted house attraction. Under the terms of the lease, the Company is to recoup this advance from the initial ticket sales from this attraction and Phantoms has executed a promissory note to the Company for this advance. Phantoms has the option of extending the lease each year for a minimum of four additional years.

                   PART II -OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
-------     ---------------------------------
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

     10.26   Convertible Promissory Note -Kenneth M. Dalton(4)

     10.27   Stock Option -Kenneth M. Dalton(4)

     10.28   Convertible Promissory Note $104,500 -Kenneth M. Dalton(5)

     10.29   Stock Option 61,250 shares -Kenneth M. Dalton(5)

     10.30   Commercial Lease - Phantoms, LLC

     27.1    Financial Data Schedule
____________________

(1) Incorporated by reference to Form S-18 Registration Statement, File No. 33-42730-D, filed September 11, 1991

(2) Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993, File No. 0-19949

(3) Incorporated by reference to Amendment No. 1 to the Form S-1, File No. 33-73774, filed February 9, 1994

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

                      THE SOUTHSHORE CORPORATION



October 23, 1996                By  /s/ Kenneth M. Dalton
----------------                   -----------------------------
Date                             Kenneth M. Dalton, President
                                 and Principal Executive Officer



October 23, 1996               By  /s/ Eric L. Nelson
----------------                  ---------------------------
Date                             Eric L. Nelson
                                 Principal Accounting Officer