Form 10-Q
period 1996-12-31
SOUTHSHORE CORP /CO
filed 1997-01-27
CIK 859747

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

(Mark One)

    [X]      QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 0-19949
                       -------
                   THE SOUTHSHORE CORPORATION
       ---------------------------------------------------
      (Exact name of registrant as specified in its charter)

                Colorado                             84-1153522
      -----------------------------                ---------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

       10750 East Briarwood Avenue,   Englewood, Colorado  80112
       --------------------------------------------------------
            (Address of principal executive offices)

                           (303)  649-9875
            --------------------------------------------------
           (Registrant's telephone number, including area code)

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

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of December 31, 1996.

                            INDEX
Contents:                                            Pages
----------                                           -----
PART 1 - Financial Information

Balance Sheet                                          1
Statement of Operations                               2-3
Satement of Changes in Stockholders Equity             4
Statement of Cash Flows                                5
Notes to Financial Statements                         6-10

PART 2 - Other Information

Exhibits and Reports on Form 8-K                      11
Signatures                                            12
Financial Data Schedule                               13

                  PART I -FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
  -----------------------------
   THE SOUTHSHORE CORPORATION

   BALANCE SHEET (Unaudited)

                                      March 31               Dec 31
                                        1996                  1996
   CURRENT ASSETS
   Cash                               1,625                 (29,543)
   Acounts Receivable                     0                   1,374
   Notes Receivable                       0                       0
   Inventory                              0                       0
                                   ________                 _______
         Total Current Assets         1,625                 (28,169)

   OTHER ASSETS

   Land                             435,173                 435,173
   Property and Equipment,
     -net of accum depr. of
   $1,961,122 and $2,380,913
   Respect.                       2,508,664               2,115,212
   Deposits                          48,485                  17,185
   Prepaids                           4,846                  15,964
   Debt Offering Costs,
     -net of accum amort             29,397                  13,609
                                  ---------                --------
        Total Assets              3,028,190               2,568,974

   CURRENT LIABILITIES

   Notes Payable -Current           326,762               1,004,649
   Notes Payable -Related
    Parties                         153,400                  97,400
   Payroll Taxes Payable               (775)                  3,698
   Property Taxes Payable           384,275                 462,476
   Accrued Interest                  49,164                  76,186
   Accounts Payable -Trade          142,743                  27,565
   Deferred Credits                  30,991                  12,230
   Accrued Payroll                        0                       0
   Sales Tax Payable                      0                       0
                                   --------                 -------
   Total Current Liabilities      1,086,560               1,684,203

   Notes Payable
     -net of current portion        835,598                  72,841
   Notes Payable -Related
     Parties
     -net of current portion        400,000                 340,000
                                  ---------               ---------
        Total Liabilities         2,322,158               2,097,045

   STCOCKHOLDERS' EQUITY

 Preferred Stock, $.01 Par
  Value 25,000,000 Shares
  Authorized None Issued
  and Outstanding

 Common Stock, $.001 Par
  Value 100,000,000 Shares
  Authorized; 2,610,470
  issued and outstanding
  and Outstanding Respect-
   ively                              2,611                   2,611

   Additional Paid-In Capita     l4,377,574               4,377,574
   Retained Earnings             (3,674,153)             (3,908,256)
                                 ----------              ----------
 Total Stockholders' Equity         706,032                 471,929

    Total Liabilities and
    Stockholders' Equity          3,028,190               2,568,974


THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                 Nine Months                 Nine Months
                                 Ended Dec 31,               Ended Dec 31,
                                     1996                        1995
                                --------------              --------------
   Revenue
   Sales -Admissions               820,968                     682,166
   Sales -Food, Merchandise        221,950                     156,593
   Sales -Other                     12,940                           0
   Corporate Sponsorships           25,050                      14,307
                                   -------                     -------
        Total Sales              1,080,908                     853,066


   Cost of Sales                    23,714                      11,028
                                 ---------                     -------
   Gross Profit                  1,057,194                     842,038


   Operating Expenses

   Salaries                        241,447                     249,938
   Payroll Taxes                    37,489                      47,367
   Operating Supplies               16,415                      15,452
   Chemicals                        13,106                      10,936
   Repairs & Maintenance            20,269                      18,056
   Advertising                      91,198                     114,882
   Outside Services                 10,857                      53,142
   Utilities                        90,981                     105,599
   Equipment Rental                      0                       1,359
   Insurance                        28,675                      32,548
   Depreciation & Amort            419,791                     420,462
   Property Taxes                   90,461                      93,288
  Other                             15,339                       9,711
                                   -------                     -------
        Total Operating Exp      1,076,027                   1,172,741


Excess of Revenue over
 Expense
  (Before Other Income/
   Expense)                        (18,833)                  ( 330,703)


   Other Income                      3,869                         547
   Extraordinary Loss              (60,966)                          0
   Interest Expense (Net)         (142,385)                    (78,035)
   Amort. of Debt Offering         (15,788)                    (15,788)
   Federal Tax Penalties                 0                        (760)
                                   -------                      ------
        Net Profit(Loss)          (234,102)                   (424,738)

   Gain (Loss) Per Share             (0.09)                      (0.16)

   THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                     Three Months         Three Months
                                      Ended Dec 31,        Ended Dec 31,
                                         1996                  1995
   Revenue
   Sales -Admissions                         208                   228
   Sales -Food, Merchandise                  216                    60
   Sales -Other                              388                     0
   Corporate Sponsorships                      0                     0
                                           -----                  ----
        Total Sales                          812                   288


   Cost of Sales                             285                    55
                                            ----                  ----
   Gross Profit                              527                   233


   Operating Expenses

   Salaries                               20,294                21,052
   Payroll Taxes                             759                 5,530
   Operating Supplies                      1,582                   913
   Chemicals                                   0                    90
   Repairs & Maintenance                  (1,120)                  337
   Advertising                               235                15,041
   Outside Services                       (9,527)                4,645
   Utilities                               3,488                 7,710
   Equipment Rental                            0                     0
   Insurance                               9,724                13,653
   Depreciation & Amort                  140,035               140,138
   Property Taxes                         30,154                31,216
  Other                                    2,545                 1,934
                                         -------               -------
        Total Operating Exp              198,168               242,258


   Excess of Expense Over
   Revenue (Before Other
   Income/Expense)                      (197,641)             (242,025)


   Other Income                              304                 2,038
   Extraordinary Loss                    (60,966)                    0
   Interest Expense (Net)                (45,008)              (44,284)
   Amort. of Debt Offering                (5,263)               (5,263)
   Federal Tax Penalties                                          (760)
                                          ------                ------
        Net Profit(Loss)                (308,574)             (290,293)

   Net Profit (Loss) Per Share             (0.12)                (0.11)

     THE SOUTHSHORE CORPORATION

    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

     From March 31, through December 31, 1996
     (Unaudited)

                                                          Retained
                 Number of    Common     Additional       Earnings
Date              Shares      Stock    Paid-In Capital    (Deficit)    Total
Balance at
 March 31,
 1996           2,610,470    2,611      4,377,574       (3,674,153)   706,032
Net Loss
 9 Months
 Ended
 December 31,
  1996                                                    (234,102)  (234,102)
Balance at
 December 31,
  1996          2,610,470    2,611      4,377,574       (3,908,256)   471,929
                ---------    -----      ---------        ---------    -------

   THE SOUTHSHORE CORPORATION

   STATEMENT OF CASH FLOWS
   (Unaudited)

                                             Nine Months        Nine Months
                                            Ending Dec 31      Ending Dec 31
                                               1996                1995
Cash flows from Operating Activities
Net Profit(Loss)                              (234,102)           (424,738)
Adjustments to Reconcile Net(Loss)
 to Net Cash (Used In) Operating
 Activities

Amortization and Depreciation                  435,579             436,250
 (Increase)  in Accounts Receivable             (1,374)                  0
 (Increase) in Inventory                             0                   0
   (Decrease) in Accounts Payable
   and Accrued Expenses                         (5,708)           (536,228)

   Other, net                                  (29,654)             12,976
                                               -------            --------
Net Cash (Used In) Operating
 Activities                                    164,741            (511,741)

Cash flows from Investing Activities

   Deposits                                     31,300                 (25)
   Land, Property, Equipment                   (26,340)             21,733

Net Cash (Used In) Investing
 Activities                                      4,961              21,708

Cash flows from Financing
 Activities

   Increase(Decrease) Debt                    (200,870)             36,653
Issuance of Stock, Net of
 Offering Costs                                      0             459,548
                                               -------             -------
Net Cash Provided by Financing
 Activities                                   (200,870)            496,201

 Increase(Decrease) in Cash                    (31,168)              6,168

Cash, Beginning of Period                        1,625                 539

Cash, End of Period                            (29,543)              6,707
                                              --------              ------

Income Taxes Paid                                    0                   0

Interest Paid                                  109,299              72,838

                   THE SOUTHSHORE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

                      December 31, 1996
                         (Unaudited)

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

     The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1996. The results of operation for the period ended December 31, 1996 are not indicative of the operating results for the full year.

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

(3)   Net Profit and Loss Per Common Share
      ------------------------------------
      Net profit and loss per common share for the three and six month period ended December 31, 1996 and 1995 has been computed based on the weighted number of shares outstanding during the respective periods.

(4)   Bank Line of Credit -Note to President
      --------------------------------------
     On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At December 31, 1996, the balance was $340,000.

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

     At December 31, 1996, working capital was a negative $1,712,372 as compared to a negative $1,084,935 at March 31, 1996. The principal reasons for the working capital shortfall are unpaid and accrued property taxes of $411,548, trade payables, and $970,000 in notes due on or before September 30, 1997. The increase in negative working capital is primarily due to the reclassification of $735,000 of notes payable due September 30, 1997 from long-term liabilities to current liabilities. See "Liquidity and Capital Resources" below.

     At December 31, 1996, the Company's shareholders' equity was $471,929, down from $706,032 at March 31, 1996, due entirely to operating losses.

Results of Operations -Nine Months Ended December 31, 1996 Compared to Nine Months Ended December 31, 1995

     Revenues for the current nine months were up over 26 % compared to the same period in 1995. This increased is accounted for by increased attendance, increased ticket price, the park's increased lease percentage of concession and catering expeditures by the changing of our food service provider and more favorable weather conditions during June 1996 as compared to June 1995.

       Total operating expenses were down 8.2% as compared to the comparable period in 1995. Salaries were down over 3%. Payroll taxes decreased almost 21%. Advertising expenditures were down over 20% and the cost of outside services was down a whopping 79.5%. Depreciation and amortization remained basically the same for the two periods. The interest expense for period in 1996 is consistent with the debt. The relative low interest expense for the period 1995 was an anomoly due to aggressive negotiation by management in the lien construction settlements.

     Management expects the Company to experience an additional approximate $270,000 in operating expenses (including depreciation and amortization) and interest expenses during the remainder of the fiscal year ended March 31, 1997. A non-cash item, $145,000 in depreciation and amortization constitutes approximately 54% of these operating expenses and interest expenses.
Property taxes of $30,000 and interest expense of $45,000 constitute approximately 11% and 17% of such anticipated expenses.

Results of Operations -Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

     Revenues for the current three months and the comparable period in 1995 were both insignificant, as both periods are in the off-season of the corporation's core business.

     Overall operating expenses for the period declined over 18%. Salaries decreased by 3.6%, and payroll taxes declined by over 86%. Advertising decreased for the period by 98%, as more favorable terms and advertising efficiencies are being explored. Expenditures for outside services net a negative for the period as legal fees payable by the Company have been relieved. Depreciation and amortization remained basically the same for the two periods. Interest expense of $45,008 is consistent with the Company's debt.

     The net loss for the operating quarter is $308,574 as compared to the loss of $290,293 for the same quarter in 1995. The increase in net loss is primarily due to an extraordinary charge of $60,966 taken by the Company through its interest in a haunted house on the waterpark's premises during October 1996. The Company shared with its leasee and haunted house operator (Phantoms, LLC) the operating loss of the venture as per agreement. The Company has no intention at this time of operating, have interest in, or participating in similar ventures in the future. In both quarters, depreciation and amortization, a non-cash item, accounted for approximately $145,000 of these losses.

Liquidity and Capital Resources

     At December 31, 1996, the Company had $1,684,203 in current obligations, primarily composed of notes payables, and accrued and past due property taxes. Notes payable of $235,000 are due June 30, 1997, while $735,000 are due September 30, 1997. These notes are secured by a first mortgage on portions of the waterpark property. The past due property taxes with interest will become due and payable and subject to foreclosure in November 1997.

     The Company has appealed its property tax evaluations with Arapahoe County, Colorado and the State of Colorado without much success. The Company will continue appeals in the future in hopes of reducing its annual property tax assessment, however there is no assurance that it will be successful.

     Management is currently considering financing alternatives to relieve its current obligations and also provide capital to finance future additional park facilities.

     The Company continues to rely on its principal shareholders for capital infusion and short-term loans to fund some of the Company's operating expenses and pay creditors. Failure to have these or similar funding available in the future could result in short-term cash flow and creditor problems.

               PART II -OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------
(a)  Exhibits

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

      10.27              Stock Option -Kenneth M. Dalton(4)

      10.28              Convertible Promissory Note $104,500 -Kenneth M.
                         Dalton(5)

      10.29              Stock Option 61,250 shares -Kenneth M. Dalton(5)

      27.1               Financial Data Schedule
___________________________

  (1)Incorporated by reference to Form S-18 Registration Statement, File No. 33-42730-D, filed September 11, 1991

  (2)Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993 File No. 0-19949

  (3)Incorporated by reference to Amendment No. 1 to the Form S-1, File No. 33-73774 filed February 9, 1994

  (4)Incorporated by reference to Form 8-K filed May 5, 1994, File No.
     0-19949

  (5)Incorporated by reference to Form 8-K filed December 30, 1994, File No. 0-19949

  (b)     Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                           THE SOUTHSHORE CORPORATION
BY(Signature)                          /s/ Kenneth M. Dalton
(Date)                                 January 20, 1996
(Name and Title)                       Kenneth M. Dalton, President
                                       and Principal Executive Officer



BY(Signature)                         /s/ Eric L. Nelson
(Date)                                January 20, 1996
(Name and Title)                      Eric L. Nelson
                                      Principal Accounting Officer