Form 10-K
period 1997-03-31
SOUTHSHORE CORP /CO
filed 1997-06-30
CIK 859747

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

                             ANNUAL REPORT
                  PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended  March 31, 1997   or
                                --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from  _____________ to______________

Commission file number   0-19949


                      THE SOUTHSHORE CORPORATION
         ---------------------------------------------------
        (Exact name of Registrant as specified in its charter)


               Colorado                       84-1153522
      ---------------------------          ------------------
     (State or other jurisdiction           (I.R.S. Employer
     of incorporation or organization)     Identification No.)

  10750 East Briarwood, Englewood, Colorado                       80112
   --------------------------------------                      ---------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:      (303) 649-9875
                                                         --------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                 Name of each exchange on
                                                which registered

              None                                   None
          ------------                            ----------

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock - $.001 Par Value
                     ------------------------------
                           (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.     Yes _____     No    X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 20, 1997 was approximately $860,000.

     The number of shares outstanding of the Registrant's $.001 par value common stock as of June 20, 1997 was 2,610,475 shares.

                        THE SOUTHSHORE CORPORATION

                                 INDEX

                                                  PAGE
PART I
  ITEM 1  BUSINESS                                  2

  ITEM 2  PROPERTIES                                5

  ITEM 3  LEGAL PROCEEDINGS                         5

  ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                          6
PART II

  ITEM 5  MARKET FOR THE COMPANY'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS           6

  ITEM 6  SELECTED FINANCIAL DATA                   6

  ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                7

  ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA                                      9

  ITEM 9  CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                      10

PART III

  ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS
          OF THE COMPANY                            10

  ITEM 11 EXECUTIVE COMPENSATION                    11

  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                     13

  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                              14

PART IV

  ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K                   15

  SIGNATURES                                        17

  FINANCIAL DATA SCHEDULE                           31

                                PART I

ITEM 1.  BUSINESS
-----------------
General

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

Adverse Current Ratio

     At March 31, 1997, the Company's current liabilities exceeded its current assets by $2,167,098. At March 31, 1997, the Company was partially delinquent in paying its property taxes, which were $483,651. The Company's auditors state in their report at June __, 1997 that the working capital deficiency raises substantial doubt as to the Company's ability to continue as a going concern.

Default on Indenture of Trust

     During the quarter ended September 30, 1992, the Company sold $975,000 in 10% secured promissory notes to 27 persons pursuant to an indenture of trust. Subject to the first lien on a portion of the Company's water park property securing a $94,360 note to the person from whom the Company acquired the property, the water park property is collateral under the indenture of trust to secure payment of the 10% promissory notes.

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

     The Company has made all required payments on the notes except principal payments for June 30, 1994 and June 30, 1995, for which payments the Company has obtained waivers through September 30, 1997 from noteholders holding $852,500 in such notes. The remaining $117,500 of these notes are in default. The Company currently is engaged in efforts to obtain funds to retire this obligation; however, there is no assurance such funds will be available or, if available, on terms that are economically feasible. Failure to retire this debt could result in foreclosure proceedings on the property.

Delinquent Property Taxes

     At March 31, 1997, $483,651 was due to Arapahoe County, Colorado for property taxes, most of which is delinquent. It is expected that during the fall of 1997 a tax lien certificate sold on the Company's property in 1994 will mature under Colorado law thus permitting the holder to acquire the property by tendering all delinquent taxes. The Company is engaged in efforts to obtain funds to pay property taxes prior to the maturity of the tax lien certificate; however, there is no asurance that such funding will be available, of if available, on terms that are economically feasible.

Government Regulation and Approvals

     The Tri-County Health Department administers extensive regulations relating to safety and sanitation aspects of operating the water parks public swimming areas (i.e., chlorinated water testing, pool personnel and bather controls). The Company's water facilities as well as its food concession areas are subject to inspection by Tri-

County Health Department officials. Such regulations are often complex, subject to differing interpretations and expensive to comply with; however, the Company is committed to operating a clean, safe park and thus intends to fully comply with these requirements.

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

     Water World is owned and operated by Hyland Hills Metropolitan Parks and Recreation District. It typically operates from Memorial Day Weekend through Labor Day Weekend, and reported average attendance in the past five summers through 1996 of approximately 350,000, with 1996 attendance at approximately 500,000. For the 1997 season it is charging $16.95 for children ages 4 to 12 years, $17.95 for adults and admits free of charge children under 4 years of age and senior citizens. It also offers family and individual season passes. Residents of the Hyland Hills Park and Recreation District and the cities of Westminster and Federal Heights may obtain admission to Water World at discounted prices, $9.00 for children and $10.00 for adults. Water World advertises through television, radio and newspaper media in the Denver area and offers a variety of group discount programs. Thus the Company faces competition from a larger water facility which has more attractions than those offered by the Company.

     Notwithstanding the foregoing the Company believes it can find a niche in this competitive arena. It utilizes admission charges of $12.50 for adults and $10.50 for children 3 years to 48 inches tall, which are less than those of Water World. In addition, it has various discount programs, including half day rates of $5.50, discounts for rainy and/or cloudy days, group sales and season passes. In addition the Company intends to operate a first rate park in terms of safety, maintenance of rides, park cleanliness, friendliness and competence of park staff. The Company also offers quality food and beverages at competitive prices. Further, an assortment of beach items such as swim wear, towels, suntan lotion, sunglasses, hats, t-shirts and souvenirs are offered to patrons. Management believes that the foregoing in addition to convenience of location to residents of the southern Denver Metro Area will be sufficient to permit the Company to generate sufficient revenues for profitable operations, however there is no assurance that such will be the case.

Personnel

     At March 31, 1997, the Company had two full time employees, the Company's in-house accountant and the general manager. The Company's President serves in a part-time, as needed position. Approximately eighty full and part-time seasonal personnel, depending upon attendance, including park manager, lifeguards, merchandise sales, groundskeepers, cash control, security and emergency medical personnel, are employed. The Company does not expect there to be a shortage of the required labor force. Seasonal personnel are expected to come largely from the ranks of college and high school students on summer break from school. It is not expected that any employees will be covered by a collective bargaining agreement.

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

Haunted House

     During the fall of 1996 the Company entered into a joint venture arrangement with Phantoms, LLC to operate a haunted house at the water park facility during October 1996. The venture resulted in a loss of $61,000 for the Company. The Company has no plans to operae a haunted house on its park facility in the future.


ITEM 2.  PROPERTIES
-------------------
     The Company owns 16 acres of real estate at approximately East Arapahoe Road and South Havana in the Southeast Denver metro area. The Company's water park, adjacent parking area and administrative offices are located on this property.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     Currently there are no material legal proceedings pending or threatened against the Company or its assets. However, the tax liens and note holder lien could result in proceedings involving title to the park property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     No matters were submitted to a vote of shareholders during the quarter ended March 31, 1997.

                                PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------
     The Company's common stock was included on the NASDAQ Small-Cap Market until December 4, 1995. Thereafter, it was included on the NASD's Electronic Bulletin Board. Below are high and low bid prices for the calendar quarters indicated as reported by NASDAQ through December 4, 1995. The prices for the quarters December 31, 1995 through March 31, 1997 have been obtained from sources believed to be reliable.

                                         Low           High
          Quarters Ended                 Bid           Bid
          --------------                 ---           ---
          June 30, 1995                  .37           1.00
          September 30, 1995             .25            .78
          December 31, 1995              .25            .50
          March 31, 1996                 .25            .50
          June 30, 1996                  .25            .50
          September 30, 1996             .50            .50
          December 31, 1996              .50            .50
          March 31, 1997                 .50            .50

     Prices may not be an indication of actual transactions and do not necessarily include mark-ups, mark-downs or interdealer discounts.
The Company is informed that there has been very little volume in trading of its common stock during the past year.

     As of June 20, 1997, the Company had 191 shareholders of record, and management estimates there are an additional approximate 180 beneficial holders of Company shares.

Dividend Policy

     The Company has never paid dividends on its common stock, and the Company's Board of Directors plans on distributing no dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     Following is a summary of selected financial data. See the financial statements included herein for more complete information.

Summary Balance Sheet Data:

                                  As of         As of           As of
                                 3/31/97       3/31/96         3/31/95
                              -----------    -----------    -----------
Total Assets................. $ 2,447,939    $ 3,028,190    $ 3,649,607
Total Liabilities............ $ 2,244,548    $ 2,322,158    $ 2,724,957
Working Capital...... ........$(2,167,098)   $(1,362,589)   $(2,556,580)
Stockholders' Equity. ........$   203,391    $   706,032    $   924,650

Summary Balance Sheet Data:

                                     As of           As of
                                    3/31/94         3/31/93
                                 ------------      -----------
Total Assets...................  $ 3,991,676       $ 4,279,819
Total Liabilities..............  $ 2,545,949       $ 2,438,857
Working Capital................  $(2,306,874)      $(1,260,173)
Stockholders' Equity...........  $ 1,447,727       $ 1,840,962
Summary Operating Data:

                              Year           Year          Year
                              Ended          Ended         Ended
                             3/31/97        3/31/96       3/31/95
                           ----------     -----------   ----------
Sales....................  $1,085,465     $  855,618    $1,021,747
Net Loss.................  $  502,641     $  693,474    $1,023,077
Net loss Per Share.......  $     (.19)    $     (.29)   $     (.57)
Summary Operating Data:

                               Year          Year
                               Ended         Ended
                              3/31/94       3/31/93
                           ----------    -----------
Sales..................    $  838,098     $  52,658
Net Loss...............    $1,334,382     $(630,005)
Net loss Per Share.....    $     (.79)    $    (.54)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------
Financial Condition

     At March 31, 1997, working capital was a negative $2,167,098 as compared to a negative $1,362,589 at March 31, 1996, an increase of approximately $800,000.

     The principal items contributing to the working capital shortfall are operating losses, currently due promissory notes and currently due property taxes.

     At March 31, 1997, the Company's shareholders' equity was
$203,391, down from $706,032 at March 31, 1996, due primarily to operating losses for fiscal 1997.

Results of Operations - Fiscal 1997 Compared to Fiscal 1996

     Revenues for 1997 were up 27% over 1996 with increases in both gate admissions and food and beverage. The Company continued to contract out its food and beverage service for a percentage of the sales. Expense amounts for 1997 by items were approximately the same as 1996 except for professional and consulting fees which showed further reduction as the Company's requirements for legal and other services declined 76% and advertising expenses were 27% lower. Elimination of depreciation of $559,751, a non-cash item, would result in profitable operations for fiscal 1997. As a percentage of gross profit, operating expenses, exclusive of depreciation and interest, declined from 98% in fiscal 1996 to 74% in fiscal 1997.

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

     The month of June, 1995, which is approximately one-third of the water park's operating period, was one of the coldest, rainiest Junes ever recorded for the Denver area. This was devastating to park revenues. For June, 1996, the Denver area experienced more typical June weather, with highs usually in the 80's and low 90's.

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

Liquidity and Capital Resources

     At March 31, 1997, the Company had $2,179,171 in current obligations, which include notes payable of $1,529,471, property taxes of $483,651 and amounts due trade creditors of $37,503.

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

     Although the Company has made substantial inroads toward establishing financial stability, it has not yet achieved it. Management's two main objectives for fiscal 1997 were for the Company to experience positive cash flow, and restructure its short-term debt and other obligations. It was able to achieve positive cash flow.
For fiscal 1998 its objectives are to eliminate, restructure or reduce its debt, pay its property taxes and strive to produce profitable operations. There is no assurance that these objectives will be achievable. The failure to pay its taxes or restructure or pay its debt could result in loss of its water park property.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     Attached hereto are financial statements responsive to this Item.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------
     None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------
     Set forth below are all directors and executive officers of the Company. Officers serve at the pleasure of the Board of Directors.

     Kenneth M. Dalton, age 49.  President of the Company since
October, 1993.  Director of the Company since March 16, 1992.
President of Meridian Medical Corp., an Englewood, Colorado distributor of medical products (1985-March 1994). In March 1994 the assets of Meridian were sold to Lincare, Inc. of Clearwater, Florida, which provides medical home health care and supplies.

     Rod K. Barksdale, age 48. Vice President of the Company since october, 1993. Director of the Company since March 16, 1992.
Employed as an administrator for Public Service Company of Colorado, Glenwood, Springs, Colorado (1977-Present). Mr. Barksdale receives no salary from the Company and provides services on an as needed basis.

     Ren Berggren, age 48. Secretary of the Company since October, 1993. Director of the Company since March 16, 1992. Employed as Vice President of Vancol Industries, Inc., Denver, Colorado, a distributor of beverages (1988-Present). Controller of Worldwide Corporate Services, a Denver, Colorado company engaged in support services for automobile dealerships (1985-1988). Mr. Berggren receives no salary from the Company and provides services on an as needed basis.

     Arthur K. Biddle, age 57. Director of the Company since June, 1995. Assistant City Attorney, Denver, Colorado (1987-1995).
Attorney, AMAX Inc., Golden, Colorado (1970-1987).

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The following tabular information includes all plan and non-plan compensation paid to the Company's president and to all other executive officers whose total annual salary and bonus is $100,000 or more.

                         Summary Compensation

            Annual Compensation                 Long-Term Compensation
            -------------------                 ----------------------
                                              Awards               Payouts
                                 Other      ----------            ----------
Name                            Annual    Restricted                 All Other
and                             Compen-     Stock               LTIP  Compen-
Principal        Salary  Bonus   sation    Award(s) Options/  Payouts  sation
Position    Year  ($)     ($)       ($)      ($)     SARs(#)    ($)     ($)
--------    ---  ------  -----  -------    -------- --------- -------  -------
Kenneth M. 1997  18,000   -0-     -0-        -0-                -0-      -0-
Dalton     1996  15,000   -0-     -0-        -0-                -0-      -0-
President  1995  15,000   -0-     -0-        -0-     30,000     -0-      -0-
        <FN1>                                       shares at
                                                    $2.50 per
                                                      share

                                                     177,777
                                                    shares at
                                                    $2.25 per
                                                      share

                                                     61,250
                                                   shares at
                                                   $1.10 per
                                                     share

     <FN1>  Mr. Dalton became President of the Company in October, 1993.

     The Company's Board of Directors has no compensation committee.

               Stock Options Held by Executive Officers
                   and Value Thereof at June 1, 1997

                                                              Value of
                                                             Unexercised
                                            Number of       In-the-Money
                                           Unexercised       Options at
                 Shares                      Options            6/1/97
                Acquired      Value         6/1/97 All           All
Name        on Exercise (#)  Realized($)   Exercisable       Exercisable<FN1>
----------  ---------------  -----------   -----------       ----------------
Kenneth M.
Dalton,           -0-            -0-          279,027              -0-
President

Rod K.
Barksdale,        -0-            -0-            5,000              -0-
Vice President
_____________________

     <FN1>  Based on the average closing bid price of the Company's common stock at June 20, 1997 of $.50 as reflected on the NASD's Electronic Bulletin Board.

Director's Fees

     The Company has authorized director's fees of $100 per meeting for each director who is not a salaried officer of the Company, however no director's fees were paid during the year ended March 31, 1997.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
----------------------------------------------------------
     Beneficial ownership of any person or persons means direct or indirect voting or investment power and does not include shares which may be acquired pursuant to warrants, stock options or similar rights. (See "Stock Options" below). The following table sets forth the name and business address of each officer and director and each person whose ownership of the Company's common stock exceeds 5% based on 2,610,475 shares outstanding at June 20, 1997:

  Name of                   Amount and Nature of            Percentage
Beneficial Owner            Beneficial Ownership             of Class
----------------            --------------------            ----------
Kenneth M. Dalton<FN1> <FN2>      668,419                       25.6%
26 Tamarade Drive
Littleton, CO 80127

Rod K. Barksdale<FN1> <FN2>        88,007                        3.3%
2921 Sopris Avenue
Glenwood Springs, CO  81601

Ren Berggren<FN1> <FN2> <FN3>           0                          0%
1700 E. 68th Ave.
Denver, CO 80229

Arthur K. Biddle<FN1>             115,000<FN4>                   4.4%
1905 Zinnia
Golden, CO  80401

James F. Silliman, M.D.            192,142                       7.4%
7408 Greenbriar
Dallas, TX 75225

Keith A. Lowery                    144,734                       5.5%
7477 Singing Hills Drive
Boulder, CO  80301

Officers and Directors             927,592<FN5>                 35.5%
 as a Group (5 Persons)
____________________

  <FN1> Directors of the Company.

  <FN2> Officers of the Company

  <FN3>  Mr. Berggren is an officer, director and shareholder of Vancol
         Industries, Inc. which company owns 56,166 shares of common stock of the Company. He disclaims personal beneficial ownership of the shares of common stock of the Company owned by Vancol Industries, Inc.

   <FN4> Included in this amount are 60,000 shares held by Biddle
         Investments, a partnership of which Mr. Biddle is a general partner.

   <FN5> For purposes hereof the shares held by Vancol Industries, Inc. are included in the calculation.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     In April, 1994, the Company issued a $400,000 convertible promissory note to Mr. Dalton pursuant to an arrangement whereby Mr. Dalton personally obtain a $400,000 bank line of credit, the proceeds of which were made available to the Company. The note is convertible into up to 177,777 shares of common stock of the Company at $2.25 per share. At March 31, 1997, the balance on the note was $356,000. Mr. Dalton was also granted an option to acquire 30,000 shares at $2.50 per share through September 30, 1996.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
------------------------------------------------------
  (a)  (1)  Financial Statements:

     Report of Independent Accountants:

               Balance Sheets at March 31, 1997 and 1996

               Statements of Operations for Years Ended March 31,
               1997, 1996 and 1995

               Statements of Shareholders' Equity

               Statements of Cash Flows for Years Ended March 31,
               1997, 1996 and 1995

               Notes to Financial Statements

(b)  Exhibits:

       3.1   Articles of Incorporation<FN1>

       3.2   Bylaws<FN1>

       10.1  Underwriter's Warrants to Purchase Common Stock<FN1>

       10.3  Incentive Stock Option Plan<FN1>

      10.11  Warranty Deed and Deed of Trust - Park Site<FN2>

      10.12  Indenture of Trust and 10% Secured Promissory Note<FN3>

      10.25  Promissory Note - Vancol Industries, Inc.<FN4>

      10.26  Convertible Promissory Note for $400,000 - Kenneth M.
             Dalton<FN5>

      10.27  Stock Option for 30,000 shares  - Kenneth M. Dalton<FN5>

      10.28  Convertible Promissory Note for $104,500 - Kenneth M.
             Dalton<FN6>

      10.29  Stock Option for 61,250 shares - Kenneth M. Dalton<FN6>

      10.30  Commercial Lease - Phantoms, LLC<FN7>

      27.1   Financial Data Schedule

______________________

<FN1>  Incorporated by reference to Form S-18 Registration Statement, File
       No. 33-42730-D, filed September 11, 1991

<FN2>  Incorporated by reference to Form 10-K for the year ended March 31,
       1992 filed June 29, 1992, SEC File No. 0-19949

<FN3>  Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993, File No. 0-19949

<FN4>  Incorporated by reference to Form S-1, SEC File No. 33-73774, filed
       February 9, 1994

<FN5>  Incorporated by reference to Form 8-K, SEC File No. 0-19949, filed
       May 6, 1994

<FN6>  Incorporated by reference to form 8-K, SEC File No. 0-19949, filed
       December 30, 1994

<FN7>  Incorporated by reference to Form 10-Q, SEC File No. 0-19949, filed
       October 24, 1996.




(c)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March
     31, 1997.

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                         THE SOUTHSHORE CORPORATION
BY(Signature)                        /s/ Kenneth M. Dalton
(Date)                               June 27, 1997
(Name and Title)                     Kenneth M. Dalton, President
                                     and Principal Executive Officer

BY(Signature)                        /s/ Eric Nelson
(Date)                               June 27, 1997
(Name and Title)                     Eric Nelson, Principal
                                     Accounting Officer and
                                     Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY(Signature)                        /s/ Kenneth M. Dalton
(Date)                               June 27, 1997
(Name and Title)                     Kenneth M. Dalton, Director


BY(Signature)
(Date)                               June 27, 1997
(Name and Title)                     Rod K. Barksdale, Director


BY(Signature)                        /s/ Ren Berggren
(Date)                               June 27, 1997
(Name and Title)                     Ren Berggren, Director


BY(Signature)                        /s/ Arthur K. Biddle
(Date)                               June 27, 1997
(Name and Title)                     Arthur K. Biddle, Director

                     INDEX TO FINANCIAL STATEMENTS
                      THE SOUTHSHORE CORPORATION

                         FINANCIAL STATEMENTS

                                 with

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                        March 31, 1997 and 1996


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

     Statements of Cash Flows                          F-6

     Notes to Financial Statements                     F-7

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
The Southshore Corporation
Englewood, CO

We have audited the accompanying balance sheets of The Southshore Corporation as of March 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the three years ended March 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Southshore Corporation as of March 31, 1997 and 1996, and the results of its operations, its cash flows and its changes in stockholders' equity for the three years ended March 31, 1997, in conformity with generally accepted accounting principles.

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



BY(Signature)            Schumacher & Associates, Inc.
                         Schumacher & Associates, Inc.
                         12835 East Arapahoe Road
                         Tower II, Suite 110
                         Englewood, CO  80112
(Date)                   June 6, 1997

                       THE SOUTHSHORE CORPORATION

                             BALANCE SHEETS
                                                           March 31,
                                                 1997                  1996
Current Assets                               -----------            ---------
     Cash                                    $     3,035           $    1,625
      Accounts receivable                          2,815                    -
     Prepaid expenses                              6,223                4,846
                                             -----------           ----------
       Total Current Assets                       12,073                6,471
                                             -----------           ----------
Other Assets
    Property and equipment, net of
      accumulated depreciation (Note 2)        2,410,274            2,943,837
     Deposits                                     17,245               48,485
    Debt and other offering costs, net
      of accumulated amortization                  8,347               29,397
       Total Other Assets                      2,435,866            3,021,719
                                              ----------           ----------
 Total Assets                                 $2,447,939           $3,028,190
                                              ==========           ==========
Current Liabilities
     Notes payable, current portion (Note 3)  $1,432,071           $  609,262
    Notes and advances payable,
       officer                                    97,400              153,400
      Property taxes payable (Note 8)            483,651              384,275
      Accrued interest                            89,390               49,164
      Accounts payable and accrued expenses       37,503              141,968
     Deferred income                              39,156               30,991
                                               ---------            ---------
       Total Current Liabilities               2,179,171            1,369,060

 Notes payable, net of current portion
  (Note 3)                                        65,377              953,098
                                               ---------            ---------
 Total Liabilities                             2,244,548            2,322,158
                                               ---------            ---------
Commitments and contingencies (Notes 3, 4,
   and 7)                                              -                    -

Stockholders' Equity
    Preferred stock, $.01 par value
     25,000,000 shares authorized,
       none issued and outstanding                     -                    -
    Common stock, $.001 par value
     100,000,000 shares authorized,
     2,610,470 issued and outstanding
     as of March 31, 1997 and March
      31, 1996                                     2,611                2,611
     Additional paid-in capital                4,377,574            4,377,574
     Accumulated (deficit)                    (4,176,794)          (3,674,153)
                                              -----------          -----------
       Total Stockholders' Equity                203,391              706,032
                                              -----------          -----------
Total Liabilities and Stockholders'
  Equity                                      $2,447,939           $3,028,190
                                              ==========           ==========

The accompanying notes are an integral part of the financial statements.

                        THE SOUTHSHORE CORPORATION

                         STATEMENTS OF OPERATIONS

                                                   Years Ended March 31,

                                          1997           1996         1995
                                        --------       --------      -------
Revenue
  Sales - gate admissions              $  820,968    $  682,165   $   668,038
  Sales - food, beverages and
   merchandise                            264,497       173,453       353,709
                                        ---------       -------     ---------
     Total sales                        1,085,465       855,618     1,021,747

  Cost of sales - food,
   beverages and merchandise               23,713        11,078        78,181
                                        ---------       -------       -------
    Gross Profit                        1,061,752       844,540       943,566
                                        ---------       -------       -------
Operating Expenses
  Salaries                                263,272       270,938       348,318
  Advertising                              92,953       125,425       139,443
  Depreciation                            559,751       560,511       560,091
  Consulting and professional fees          6,999        42,037       120,292
  Other                                   421,681       390,342       514,080
                                        ---------     ---------     ---------
    Total Operating Expenses            1,344,656     1,389,253     1,682,224
                                        ---------     ---------     ---------
Net (loss) before other income
 (expense)                               (282,904)     (544,713)     (738,658)

 Interest expense forgiven (Note 6)             -        57,540             -
 Interest (expense)                      (198,687)     (185,251)     (263,369)
 Amortization of debt offering
  costs                                   (21,050)      (21,050)      (21,050)
                                         ---------     ---------- ------------
Net (loss)                              $(502,641)     $(693,474) $(1,023,077)
                                        ==========     ========== ============
Per Share (Note 6)                      $    (.19)     $    (.29) $      (.57)
                                        ==========     ========== ============
Weighted Average Number of
 Shares Outstanding                     2,610,470      2,374,042    1,804,280
                                        =========      =========    =========


The accompanying notes are an integral part of the financial statements.

                          THE SOUTHSHORE CORPORATION

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  From March 31, 1994 through March 31, 1997

                                       Additional
                 Number of   Common     Paid-in      Deficit
                   Shares    Stock      Capital    Accumulated      Total
                 ---------   -----      -------    -----------     -------
Balance at
March 31, 1994   1,637,613   $1,638   $3,403,691   $(1,957,602)   $1,447,727

Stock issued       500,000      500      499,500             -       500,000

(Loss) for
the year ended
March 31, 1995           -        -            -     (1,023,077)  (1,023,077)
                 ---------   ------    ---------     -----------  -----------
Balance at
March 31, 1995   2,137,613    2,138    3,903,191     (2,980,679)     924,650

Stock issued       472,857      473      474,383              -      474,856

(Loss) for the
year ended
March 31, 1996           -        -            -       (693,474)    (693,474)
                 ---------    -----    ---------     -----------    ---------
Balance at
March 31, 1996   2,610,470    2,611    4,377,574     (3,674,153)     706,032

(Loss) for
the year ended
March 31, 1997           -        -            -       (502,641)   (502,641)
                 ---------   ------   ----------    ------------  ----------
Balance at
March 31, 1997   2,610,470   $2,611   $4,377,574    $(4,176,794)  $ 203,391













  The accompanying notes are an integral part of the financial statements.

                          THE SOUTHSHORE CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                 Years Ended March 31,
                                           1997          1996          1995
                                         --------      --------      -------
Cash Flows from Operating
Activities:
 Net Loss                                (502,641)     (693,474)   (1,023,077)
Adjustments to Reconcile Net Income
  to Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                          559,751       560,511      560,091
    Amortization debt offering
      cost and bond discount               21,050        21,050       21,050
    (Increase) in other current assets     (4,192)            -            -
    Increase (decrease) in accounts
      payable, accrued expenses & other    48,851      (109,326)     152,611
Net Cash (Used in) Operating
 Activities                               122,819      (221,239)    (289,325)
                                          -------      ---------    ---------
Cash Flow from Investing  Activities:
  Deposits (paid) returned                 31,240             -            -
  Land, property and equipment
   acquired                               (25,887)        9,941     (200,853)
  (Decrease) in accounts payable,
    construction                                -      (368,472)    (339,451)
                                          -------      ---------    ---------
 Net Cash (Used in) Investing
  Activities                                5,353      (358,531)    (540,304)
                                          -------      ---------    ---------
Cash Flows from Financing Activities:
  Advances and loans from related
   parties                                      -        71,000            -
  Proceeds from notes payable              75,000        55,000      433,550
  Payments made on notes payable         (201,762)      (20,000)    (107,733)
  Issuance of stock and warrants,
    net of offering costs                       -       474,856      500,000
                                         ---------      -------      -------
Net Cash Provided by Financing
   Activities                            (126,762)      580,856      825,817
                                         ---------      -------      -------
Increase (Decrease) in Cash                 1,410         1,086       (3,812)
Cash, Beginning of Period                   1,625           539        4,351
                                         --------       -------      -------
Cash, End of Period                    $    3,035     $   1,625    $     539
                                       ==========     =========    =========
Income Taxes Paid                      $        -     $       -    $       -
                                       ==========     =========    =========
Interest Paid                          $  152,611     $ 113,101    $ 113,605
                                       ==========     =========    =========

The accompanying notes are an integral part of the financial statements.

                    THE SOUTHSHORE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      -----------------------------------------------------------
  This summary of significant accounting policies of The Southshore Corporation (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

  Per Share Information
  ---------------------
  Per share information is computed based upon a weighted average number of shares outstanding.

                    THE SOUTHSHORE CORPORATION

 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
       Continued
       ------------------------------------------------------------
  Geographic Area of Operations and Interest Rates
  ------------------------------------------------
  The Company operates a water park in Englewood, Colorado.
  The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is in one area, this concentration of operations results in an associated risk and uncertainty.

  Use of Estimates in the Preparation of Financial Statements
  -----------------------------------------------------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Advertising Costs
  -----------------
  Advertising costs are expensed as incurred.

 2.    PROPERTY AND EQUIPMENT
       ----------------------
     Property and equipment is summarized as follows:

                                                          March 31,
                                                     1997           1996
                                                 -----------    -----------
     Buildings                                   $   744,332    $   743,978
     Recreational park facilities                  3,638,812      3,614,157
     Office furniture and equipment                    9,832         10,284
     Equipment                                       102,697        101,367
     Land                                            435,173        435,173
                                                   ---------      ---------
                                                   4,930,846      4,904,959

     Less accumulated depreciation                 2,520,572      1,961,122
                                                 -----------    -----------
                                                 $ 2,410,274    $ 2,943,837
                                                 ===========    ===========

                    THE SOUTHSHORE CORPORATION

 3.  NOTES PAYABLE
     -------------
     Notes payable are summarized as follows:

                                                          March 31,
                                                  ------------------------
                                                     1997          1996
                                                 -----------    ----------
     Note payable to individual,
     collateralized by 7 1/2 acres
     of real estate, $2,957 per
     month with interest at 8%,
     due March 20, 2000                          $   94,360     $  121,122

     Note payable, interest at prime,
     renewable annually (see below *).              356,000        400,000

     Various notes payable, interest rate
     of 12% per annum, collateralized
     junior liens on real property, due
     September, 1996                                      -         55,000

     Note payable, interest at 12% per
     annum, collateralized by deed of
     trust, due September 30, 1997                   75,000              -

     Notes payable, interest at 10%
     payable semiannually, due in
     three installments, $10,000
     due June 30, 1995 and 1996, and
     $13,550 due June 30, 1997.                      13,550         23,550

     Notes payable, private offering
     of $970,000, collateralized
     through an indenture of trust
     by all of the Company's real
     property and improvements
     subject to a second deed of
     trust on the 7 1/2 acres above,
     interest at 10% payable quarterly
     which commenced June 30, 1993
     and four equal installments of
     principal which were scheduled
     to commencing June 30, 1994
     net of unamortized discount of
     $1,462 at March 31, 1997
     and $7,312 at March 31,
     1996 (see below **)                            958,538        962,688
                                                  ---------      ---------
                                                  1,497,448      1,562,360
     Less current portion                        (1,432,071)      (609,262)
                                                 -----------     ----------
     Long-term portion                          $    65,377    $   953,098
                                                ===========    ===========

                    THE SOUTHSHORE CORPORATION

 3.  NOTES PAYABLE, Continued
     ------------------------
     * In April, 1994, the Company issued a $400,000 convertible promissory note to the Company's President pursuant to an arrangement whereby the President personally obtained a bank line of credit, the proceeds of which were made available to the Company. The note is convertible into up to 177,777 shares of common stock of the Company at $2.25 per share.

     Maturities of notes payable after giving effect to the default provisions are summarized as follows:

          1997                $1,432,071
          1998                    31,388
          1999                    33,989

     ** The provisions of indenture relating to the 10% secured notes contain various covenants pertaining to limitations on restricted payments (such as dividends, aggregate officers' compensation in excess of defined limits, etc.) based on maintenance of working capital and tangible stockholders' equity parameters. There are also limitations on total debt allowed. Also, the Company failed to make required 25% repayments of the $970,000 of notes payable outstanding in 1994 and 1995. The Company was able to obtain extension agreements on $852,500 of these notes until September, 1997. The remaining $117,500 of notes are in default and accounted for as current liabilities. As of March 31, 1995, prior to obtaining extension agreements, the entire balance of these notes payable were shown as a current liability in the financial statements.

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

                    THE SOUTHSHORE CORPORATION

 4.  STOCKHOLDERS' EQUITY, Continued
     -------------------------------
     Warrants Issued with 10% Secured Notes
     --------------------------------------
     The Company sold 195 units of $5,000 each of 10% secured notes in a private placement. Each unit also included 625 warrants. Each warrant entitles the holder to purchase one restricted common share at $6.00 per share through June 30, 1997. The Company has reserved 121,875 common shares for issuance for the exercise of these warrants. The warrants were deemed to have an aggregate value of $36,563 which was recorded upon their issuance as additional paid in capital and as a discount on the notes payable. As of March 31, 1997, 7,917 warrants have been exercised through the issuance of 27,146 shares of restricted common stock after adjustment for dilution.

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

     Stock Options and Warrants Outstanding
     --------------------------------------
     In addition to other options and warrants described elsewhere in the notes to the financial statements, the Company at March 31, 1997, had outstanding the following stock options and warrants:

      No. of Shares       Exercise Price    Expiration Date

        30,000**              $3.00         January 25, 1998
         5,000***             $3.00         January 25, 1998

       **Granted to the former President of the Company
      ***Granted to a director of the Company

 5.  INCOME TAXES
     ------------
     The Company uses the straight-line depreciation method for financial reporting purposes over 20 and 7 year estimated useful lives. The Company has elected to use the straight-line method over the Modified Accelerated Cost Recovery System ("MACRS") recovery periods of 31.5 and 7 years for

                    THE SOUTHSHORE CORPORATION

 5.  INCOME TAXES, CONTINUED
     -----------------------
     income tax reporting purposes.

     As of March 31, 1997, there are no current or deferred income taxes payable. As of March 31, 1997, the Company has total deferred tax assets of approximately $1,460,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,460,000. Thus, no tax assets have been recorded in the financial statements as of March 31, 1997.

     The Company has available at March 31, 1997 certain unused net operating loss carryforwards which may be applied against future taxable income expiring in various years through 2012. The amount which may be carried forward varies resulting from past and possible future changes in stock ownership, including warrant and stock options outstanding. The Company estimates that it has carryforwards of approximately $2,000,000 currently available.

 6.  RENEGOTIATED DEBT AND INTEREST
     ------------------------------
     During the year ended March 31, 1997 the Company renegotiated the balance of a debt and accrued interest to a creditor downward from $278,214 to $190,000, an adjustment of $88,214. Of this amount $30,674 was principal and $57,540 of accrued interest. The $30,674 reduction of principal was accounted for as a reduction in the cost of the related constructed property asset and the $57,540 reduction in accrued interest was accounted for as other income in the statement of operations and amounted to a reduction of the net loss per share of $.02. The source of the repayment of the renegotiated debt was principally from proceeds of notes payable to shareholders and others.

 7.  CONTINGENCIES, GOING CONCERN
     ----------------------------
     As of March 31, 1997, the Company has accumulated losses aggregating $4,176,794 and had a working capital deficiency of $2,167,098. The Company is attempting to locate funds to pay or refinance its current debt and delinquent taxes. Management is hopeful such funding will be available and will allow the continued operation of the park and the revenue generated from the subsequent seasonal operations of the park will allow the Company to continue as a going concern. The Company's ability to continue as a going concern depends upon its success in obtaining additional funding, increasing its debt financing and/or improving its operating results. There is no assurance that the Company will be successful in these efforts. Thus, there is substantial doubt about the Company's ability to continue as a going concern.

                    THE SOUTHSHORE CORPORATION

7.   CONTINGENCIES, GOING CONCERN, CONTINUED
     ---------------------------------------
     The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8.   DELINQUENT PROPERTY TAXES
     -------------------------
     As of March 31, 1997 the Company had $483,651 property taxes payable, the majority of which are delinquent. In addition, included with other accrued interest in the financial statements is $85,443 of accrued interest on delinquent property taxes. Failure to pay these taxes and accrued interest could eventually result in loss of ownership of the property.