Form 10-Q
period 1997-06-30
SOUTHSHORE CORP /CO
filed 1997-08-14
CIK 859747

                                 FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

(Mark One)

    [X]  QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 0-19949

                      THE SOUTHSHORE CORPORATION
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Colorado                                        84-1153522
   ------------------------------                        -----------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

         10750 East Briarwood Avenue,   Englewood, Colorado  80112
         ---------------------------------------------------------
                 (Address of principal executive offices)

                          (303)  649-9875
        --------------------------------------------------
       (Registrant's telephone number, including area code)

     ______________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

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

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of June 30, 1997.

                                INDEX
                                                            PAGE
                                                            ----
ITEM 1.  FINANCIAL STATEMENTS

          Balance Sheet for March 31, 1997
          and June 30, 1997 (Unaudited)                       2

          Statement of Operations for Three Months
          Ended June 30, 1997 and Three Months
          Ended June 30, 1996 (Unaudited)                     3

          Statement of Changes in Stockholders' Equity        4

          Statement of Cash Flows for Three Months
          Ended June 30, 1997 and Three Months Ended
          June 30, 1996                                       5

          Notes to Financial Statements                       6

          Management's Discussion and Ananlysis of
          Financial Condition and Results of Operations       8

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     10

SIGNATURES                                                    11

                   PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
THE SOUTHSHORE CORPORATION

BALANCE SHEET (Unaudited)

                                               March 31           June 30
                                                 1997               1997
   CURRENT ASSETS

   Cash                                          3,035              18,628
   Acounts Receivable                            2,815              14,371
   Notes Receivable                                  0                   0
   Inventory                                         0               9,557
                                           ___________         ___________
         Total Current Assets                    5,850              42,556

   OTHER ASSETS

   Land                                        435,173             435,173
   Property and Equipment,
     -net of accum depr. of
   $2,520,572 and $2,660,364 Respect.        1,975,101           1,838,711
   Deposits                                     17,245              17,525
   Prepaids                                      6,223              14,781
   Debt Offering Costs,
     -net of accum amort                         8,347               3,084
                                           ___________        ____________
        Total Assets                         2,447,939           2,351,830

   CURRENT LIABILITIES

   Notes Payable -Current                    1,432,071           1,383,104
   Notes Payable -Related Parties               97,400              97,400
   Payroll Taxes Payable                         4,868               5,089
   Property Taxes Payable                      483,651             500,879
   Accrued Interest                             89,390             103,808
   Accounts Payable -Trade                      30,276              70,116
   Deferred Income                              39,156             112,684
   Accrued Payroll                                   0              13,026
   Other Accrued Expenses                        2,360              21,820
   Sales Tax Payable                                 0                   0
                                            __________        ____________
        Total Current Liabilities            2,179,172           2,307,924

   Notes Payable
     -net of current portion                    65,377              57,764
   Notes Payable -Related Parties
     -net of current portion                         0                   0
                                            __________         ___________
        Total Liabilities                    2,244,548           2,365,688

   STCOCKHOLDERS' EQUITY

   Preferred Stock, $.01 Par Value
     25,000,000 Shares Authorized
     None Issued and Outstanding

   Common Stock, $.001 Par Value
     100,000,000 Shares Authorized;
   2,610,470 issued and outstanding
   respectively                                  2,611              2,611

   Additional Paid-In Capital                4,377,574          4,377,574
   Retained Earnings                        (4,176,794)        (4,394,043)
                                            ___________        ___________
        Total Stockholders' Equity             203,391            (13,858)

        Total Liabilities and
        Stockholders' Equity                 2,447,939          2,351,830


THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

                                             Three Months       Three Months
                                             Ended June 30,     Ended June 30,
                                             1997               1996
   Revenue

   Sales -Admissions                            198,276             195,563
   Sales -Food, Merchandise                      50,938              55,093
   Sales -Other                                     326               2,326
   Corporate Sponsorships                        10,250              23,250
                                              _________           _________
        Total Sales                             259,790             276,232


   Cost of Sales                                  5,621               8,205
                                              _________           _________
   Gross Profit                                 254,169             268,028


   Operating Expenses

   Salaries                                      83,254              85,346
   Payroll Taxes                                  6,564              11,696
   Operating Supplies                             5,471               8,403
   Chemicals                                      6,752               6,883
   Repairs & Maintenance                         11,760              12,968
   Advertising                                   79,072              61,167
   Outside Services                               8,099              13,740
   Utilities                                     38,173              30,082
   Insurance                                      9,843               9,616
   Depreciation & Amort                         139,792             139,755
   Property Taxes                                28,254              30,154
  Other                                           3,701               1,809
                                              _________           _________
        Total Operating Exp                     420,734             411,619


   Excess of Expense Over
   Revenue (Before Other
   Income/Expense)                             (166,565)           (143,591)


   Other Income                                   2,917               3,565
   Extraordinary Loss                                 0                   0
   Interest Expense (Net)                       (48,304)            (47,519)
   Amort. of Debt Offering                       (5,263)             (5,263)
                                               _________          __________

        Net Profit(Loss)                       (217,215)           (192,808)

   Net Profit (Loss) Per Share                    (0.08)              (0.07)

THE SOUTHSHORE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

From March 31, through June 30, 1997
(Unaudited)

                                                           Retained
                     Number of    Common   Additional      Earnings
Date                  Shares      Stock  Paid-In Capital  (Deficit)   Total
Balance at March
 31, 1997           2,610,470     2,611     4,377,574    (4,176,828)  203,357

Net Loss 3 Months
 Ended June 30,
 1997                                                      (217,215) (217,215)

Balance at June
 30, 1997           2,610,470     2,611     4,377,574     (4,394,043) (13,858)


THE SOUTHSHORE CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

                                         Three Months         Three Months
                                        Ending June 30       Ending June 30
                                             1997                 1996
Cash flows from Operating Activities

   Net Profit(Loss)                        (217,215)             (192,808)


   Adjustments to Reconcile Net(Loss)
   to Net Cash (Used In) Operating
   Activities

   Amortization and Depreciation             145,055              145,018
   (Increase)  in Accounts Receivable        (11,556)             (32,710)
   (Increase) in Inventory                    (9,557)              (4,943)
   (Decrease) in Accounts Payable
   and Accrued Expenses                      177,721               67,536

   Other, net                                 (8,592)              51,674
                                            _________         ___________

   Net Cash (Used In) Operating Activities    75,856               33,768



   Cash flows from Investing Activities

   Deposits                                     (280)              31,220
   Land, Property, Equipment                  (3,402)             (27,468)
                                            _________            _________

   Net Cash (Used In) Investing Activities    (3,682)               3,752

   Cash flows from Financing Activities

   Increase(Decrease) Debt                   (56,581)             (12,992)
   Issuance of Stock, Net of Offering
    Costs                                          0                    0
                                            _________          ___________

   Net Cash Provided by Financing
     Activities                              (56,581)             (12,992)
                                            _________           __________

   Increase(Decrease) in Cash                 15,593               24,528


   Cash, Beginning of Period                   3,035                1,625

   Cash, End of Period                        18,628               26,153
                                            ________            _________


   Income Taxes Paid                               0                    0

   Interest Paid                              33,623               36,945

THE SOUTHSHORE CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 1997
(Unaudited)

  (1)Summary of Accounting Policies

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

     The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1997. The results of operation for the period ended June 30, 1997 are not indicative of the operating results for the full year.

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

  (3)  Net Profit and Loss Per Common Share

      Net profit and loss per common share for the three month period ended June 30, 1997 and 1996 has been computed based on the weighted number of shares outstanding during the respective periods.

  (4)  Bank Line of Credit -Note to President

     On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At June 30, 1997, the balance was $325,000.

   (5)  10% Secured Notes -$970,000

      The Company was required to pay down the principal balance of its outstanding 10% Secured Notes by 25% on September 30, 1994, June 30, 1995, June 30, 1996 and June 30, 1997 respectively. The Company failed to make most of these payments, however it has obtained deferrals from holders of $735,000 in these notes as to payments of principal through September 30, 1997. Additionally, the trustee under the Indenture relating to these notes resigned as trustee effective November 4, 1994.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                           RESULTS OF OPERATIONS
                           ---------------------
Financial Condition

     At June 30, 1997, working capital was a negative $2,265,368 as compared to a negative $2,173,322 at March 31, 1997. The principal reasons for the working capital shortfall are unpaid and accrued property taxes of $500,879, accrued interest on property taxes, trade payables, and $955,000 in notes due on or before September 30, 1997. See "Liquidity and Capital Resources" below.

     At June 30, 1997, the Company's shareholders' equity was a negative $13,858, down from $203,391 at March 31, 1997, due entirely to operating losses.

Results of Operations -Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

     Revenues for the current three months were down almost 6 % compared to the same period in 1996. This decrease is accounted for almost entirely by the payment of corporate sponsorships for the period, as admissions revenues did increase for the period and other sales were only off slightly. Management expects corporate sponsorship payments to increase in the next quarter.

       Total operating expenses were up a modest 2.2% as compared to the comparable period in 1996. Salaries were down over 2.5%. Payroll taxes decreased almost 44% due to adjustments from the previous year's worker's compensation audit. Advertising expenditures were up over 29% as management attempts to increase exposure of the park. The cost of outside services was down 41% as the companys need for legal services has declined. Depreciation and amortization remained basically the same for the two periods. The interest expense for period in 1997 is consistent with the debt.

     Management expects the Company to experience an additional approximate $1,090,000 in operating expenses (including depreciation and amortization) and interest expenses during the remainder of the fiscal year ended March 31, 1998. A non-cash item, $435,000 in depreciation and amortization constitutes approximately 40% of these operating expenses and interest expenses.
Property taxes of $85,000 and interest expense of $145,000 constitute approximately 8% and 13% of such anticipated expenses.

Liquidity and Capital Resources

     At June 30, 1997, the Company had $2,307,924 in current obligations, primarily composed of notes payables, and accrued and past due property taxes. Notes payable of $235,000 are due June 30, 1997, while $735,000 are due September 30, 1997. These notes are secured by a first mortgage on portions of the waterpark property. The past due property taxes with interest will become due and payable and subject to foreclosure in November 1997.

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

       (2) Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993 File No. 0-19949

       (3) Incorporated by reference to Amendment No. 1 to the Form S-1, File No. 33-73774 filed February 9, 1994

       (4) Incorporated by reference to Form 8-K filed May 5, 1994, File No. 0-19949

       (5) Incorporated by reference to Form 8-K filed December 30, 1994, File No. 0-19949

  (b)  Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                            THE SOUTHSHORE CORPORATION



(BY)Signature)                           /s/ Kenneth M. Dalton
(Date)                                   July 25, 1997
(Name and Title)                         Kenneth M. Dalton, President
                                         and Principal Executive Officer



(BY)Signature)                           /s/ Eric L. Nelson
(Date)                                   July 25, 1997
                                         Eric L. Nelson
                                         Principal Accounting Officer