Form 10-Q
period 1997-09-30
SOUTHSHORE CORP /CO
filed 1997-11-13
CIK 859747

                           FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

(Mark One)

    [X]   QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------
  [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 0-19949
                       -------
                   THE SOUTHSHORE CORPORATION
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

               Colorado                        84-1153522
      -----------------------------          -----------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

     10750 East Briarwood Avenue,   Englewood, Colorado  80112
     ---------------------------------------------------------
            (Address of principal executive offices)

                        (303)  649-9875
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

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of September 30, 1997.

              PART I -FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
 -----------------------------
   THE SOUTHSHORE CORPORATION

   BALANCE SHEET (Unaudited)

                                            March 31               Sept 30
                                             1997                   1997
                                            --------               --------
   CURRENT ASSETS
   Cash                                       3,035                (3,341)
   Acounts Receivable2,81529,109
   Notes Receivable                               0                     0
   Inventory                                      0                 3,767
                                          _________              ________
         Total Current Assets                 5,850                29,535

   OTHER ASSETS

   Land435,173435,173
   Property and Equipment,
     -net of accum depr. of
   $2,520,572 and $2,800,210 Respect.     1,975,101             1,699,780
   Deposits                                  17,245                17,485
   Prepaids                                   6,223                26,920
   Debt Offering Costs,
     -net of accum amort                      8,347                     0
                                           ________              ________
        Total Assets                      2,447,939             2,208,893

   CURRENT LIABILITIES

   Notes Payable -Current1,                 432,071             1,058,700
   Notes Payable -Related Parties            97,400                97,400
   Payroll Taxes Payable                      4,868                 7,943
   Property Taxes Payable                   483,651               529,132
   Accrued Interest                          89,390               116,845
   Accounts Payable -Trade                   30,276                14,012
   Deferred Income                           39,156                10,610
   Accrued Payroll                                0                     0
   Other Accrued Expenses                     2,360                     0
                                           ________              ________
        Total Current Liabilities         2,179,172             1,834,642

   Notes Payable
     -net of current portion                 65,377                49,996
   Notes Payable -Related Parties
     -net of current portion                      0                95,000
                                          _________              ________
        Total Liabilities                 2,244,548             1,979,638

   STCOCKHOLDERS' EQUITY

   Preferred Stock, $.01 Par Value
     25,000,000 Shares Authorized
     None Issued and Outstanding

   Common Stock, $.001 Par Value
     100,000,000 Shares Authorized;
   2,610,470 issued and outstanding
   respectively                               2,611                 2,611

   Additional Paid-In Capital             4,377,574             4,377,574
   Retained Earnings                     (4,176,794)           (4,150,930)
                                          _________             _________
        Total Stockholders' Equity          203,391               229,255

        Total Liabilities and
        Stockholders' Equity              2,447,939             2,208,893


   THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                           Three Months      Three Months
                                          Ended Sept 30,    Ended Sept 30,
                                              1997               1996
   Revenue
   Sales -Admissions                         567,259              625,196
   Sales -Food, Merchandise                  154,403              166,641
   Sales -Other                                2,946                2,440
   Corporate Sponsorships                      7,500                1,800
                                            ________            _________
        Total Sales                          732,108              796,077

   Cost of Sales                              17,268               15,224
                                           _________            _________
   Gross Profit                              714,840              780,853

   Operating Expenses

   Salaries                                  115,921              135,807
   Payroll Taxes                              20,855               25,033
   Operating Supplies                          3,630                6,429
   Chemicals                                   4,032                6,224
   Repairs & Maintenance                       3,761                8,542
   Advertising                                39,581               29,796
   Outside Services                           10,403                6,645
   Utilities                                  46,888               57,411
   Insurance                                  10,202                9,335
   Depreciation & Amort                      139,846              140,001
   Property Taxes                             28,254               30,154
  Other                                         (547)              10,985
                                            ________             ________
        Total Operating Exp                  422,826              466,361


   Excess of Expense Over
   Revenue (Before Other
   Income/Expense)                           292,015              314,492


   Other Income                                2,751                7,786
   Interest Expense (Net)                    (48,569)             (49,857)
   Amort. of Debt Offering                    (3,084)              (5,263)
                                            ________             ________

        Net Profit(Loss)                     243,113              267,158

   Net Profit (Loss) Per Share                  0.09                 0.10


   THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                              Six Months      Six Months
                                            Ended Sept 30,   Ended Sept 30,
                                                1997             1996
                                            --------------   --------------
   Revenue

   Sales -Admissions                            765,535            820,760
   Sales -Food, Merchandise                     205,666            221,734
   Sales -Other                                   2,946              4,766
   Corporate Sponsorships                        17,750             25,050
                                               ________           ________
        Total Sales                             991,898          1,072,310

   Cost of Sales                                 22,889             23,429
                                              _________          _________
   Gross Profit                                 969,009          1,048,881

   Operating Expenses

   Salaries                                     199,175            221,153
   Payroll Taxes                                 27,419             36,730
   Operating Supplies                             9,101             14,832
   Chemicals                                     10,784             13,106
   Repairs & Maintenance                         15,521             21,510
   Advertising                                  118,653             90,963
   Outside Services                              18,502             20,384
   Utilities                                     85,061             87,493
   Equipment Rental                                   0                  0
   Insurance                                     20,045             18,951
   Depreciation & Amort                         279,638            279,756
   Property Taxes                                56,507             60,307
  Other                                           3,154             12,793
                                               ________           ________
        Total Operating Exp                     843,560            877,980


   Excess of Revenue over Expense
   (Before Other Income/Expense)                125,450            170,901

   Other Income                                   5,668             11,351
   Interest Expense (Net)                       (96,873)           (97,377)
   Amort. of Debt Offering                       (8,347)           (10,525)
                                               ________          _________

        Net Profit(Loss)                         25,898             74,350

   Gain (Loss) Per Share                           0.01               0.03


     THE SOUTHSHORE CORPORATION

    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     From March 31, through Sept 30, 1997
     (Unaudited)

                                                           Retained
                          Number of   Common   Additional  Earnings
Date                        Shares    Stock     Paid-In   (Deficit)   Total
                                                Capital
Balance at March
 31, 1997                2,610,470    2,611   4,377,574  (4,176,828)  203,357

Net Profit 6 Months
Ended September 30,
 1997                                                        25,898    25,898

Balance at Sept
 30, 1997                2,610,470    2,611   4,377,574  (4,150,930)  229,255


   THE SOUTHSHORE CORPORATION

   STATEMENT OF CASH FLOWS
   (Unaudited)

                                                Six Months      Six Months
                                               Ending Sept 30  Ending Sept 30
                                                   1997             1996
   Cash flows from Operating Activities

   Net Profit(Loss)                                25,898              74,350

   Adjustments to Reconcile Net(Loss)
   to Net Cash (Used In) Operating
   Activities

   Amortization and Depreciation                  287,985             290,281
   (Increase)  in Accounts Receivable             (26,294)            (55,888)
   (Increase) in Inventory                         (3,767)               (250)
   Increase in Accounts Payable
   and Accrued Expenses                            28,808             (17,847)

   Other, net                                     (20,697)            (23,719)
                                                 ________              ______

   Net Cash (Used In) Operating
   Activities                                     291,934             266,927

   Cash flows from Investing Activities

   Deposits                                          (240)             31,300
   Land, Property, Equipment                       (4,317)            (26,340)
                                                 ________            ________
   Net Cash (Used In) Investing
   Activities                                      (4,557)              4,961

   Cash flows from Financing
   Activities

   Increase(Decrease) Debt                       (293,753)           (273,114)
   Issuance of Stock, Net of Offering
   Costs                                                0                   0
                                                 ________             _______

   Net Cash Provided by Financing
   Activities                                    (293,753)           (273,114)
                                                _________            ________

   Increase(Decrease) in Cash                      (6,376)             (1,226)


   Cash, Beginning of Period                        3,035               1,625

   Cash, End of Period                             (3,341)                399
                                                _________             _______

   Income Taxes Paid                                    0                   0

   Interest Paid                                   71,255              68,802


                  THE SOUTHSHORE CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

                      September 30, 1997
                         (Unaudited)

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

     The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1997. The results of operation for the period ended September 30, 1997 are not indicative of the operating results for the full year.

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

  (3)  Net Profit and Loss Per Common Share
       ------------------------------------
      Net profit and loss per common share for the three month period ended September 30, 1997 and 1996 has been computed based on the weighted number of shares outstanding during the respective periods.

  (4)  Bank Line of Credit -Note to President
       --------------------------------------
     On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At September 30, 1997, the balance was $95,000.

  (5)  10% Secured Notes -$970,000
       ---------------------------
      The Company was required to pay down the principal balance of its outstanding 10% Secured Notes by 25% on September 30, 1994, June 30, 1995, June 30, 1996 and June 30, 1997 respectively. The Company failed to make most of these payments, however it has obtained deferrals from holders of $735,000 in these notes as to payments of principal through September 30, 1997. The Company failed to make these payments due September 30, 1997. Additionally, the trustee under the Indenture relating to these notes resigned as trustee effective November 4, 1994.

  (6)  Property Tax Lien
       -----------------
      First Union National Bank (New Jersey) holds a property tax certificate from Arapahoe County, Colorado in the amount of $477,672 plus interest of $112,214, at October 16, 1997, on the Company's 16-acre water park property. The tax certificate draws interest at 13% per annum and may be converted into a tax deed at the request of First Union. The Company would have the right to redeem the certificate for a period of approximately four months from the time First Union requests a deed by paying the full amount of the property tax certificate plus accrued interest (a total of $589,886 at October 16, 1997). As of the date of this report First Union had not requested Arapahoe County to issue a tax deed.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ---------------------------------------------------------------
                       RESULTS OF OPERATIONS
                       ---------------------
Financial Condition

     At September 30, 1997, working capital was a negative $1,864,177 as compared to a negative $2,173,322 at March 31, 1997. The principal reasons for the working capital shortfalls are unpaid and accrued property taxes of $529,132, accrued interest on property taxes, trade payables, and $955,000 in notes currently in default. See "Liquidity and Capital Resources" below.

     At September 30, 1997, the Company's shareholders' equity was $229,255, up from $203,391 at March 31, 1997, due entirely to operating profits from the summer of 1997.

Results of Operations -Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

     Revenues for the current three months were down over 8% compared to the same period in 1996. This decrease is accounted for almost entirely by the monsoon rains that hit the Denver area during the prime attendance periods of mid-July thru mid-August.

     Total operating expenses were down over 9% as compared to the comparable period in 1996. Salaries were down 14.6%. Payroll taxes decreased almost
17% due to the comparable salary reductions. Advertising expenditures were up over 32% as management attempts to increase exposure of the park during its prime summer months. The cost of chemicals and utilities was down almost 20% as the company continues to refine its need for these products and services. Depreciation and amortization remained basically the same for the two periods. The interest expense for the period is consistent with the debt.

Results of Operations -Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996.

     Revenues for the current six months were down 7.5 % compared to the same period in 1996. This decrease is accounted for almost entirely by the monsoon rains that hit the Denver area during the prime attendance periods of mid-July thru mid-August.

     Total operating expenses were down almost 4% as compared to the comparable period in 1996. Salaries were down 10%. Payroll taxes decreased over 25% due to the salary reductions and an adjustment made due to credits issued by our workers compensation carrier. Advertising expenditures were up over 30% as management attempts to increase exposure of the park. The cost of operating supplies, chemicals and utilities was down 9% as the company continues to refine its need for these products and services. Depreciation and amortization remained basically the same for the two periods. The interest expense for the period is consistent with the debt.

     Management expects the Company to experience an additional approximate $580,000 in operating expenses (including depreciation and amortization) and interest expenses during the remainder of the fiscal year ended March 31, 1998. A non-cash item, $280,000 in depreciation and amortization constitutes approximately 48% of these operating expenses and interest expenses.
Property taxes of $56,000 and interest expense of $90,000 constitute approximately 10% and 15% of such anticipated expenses.

Liquidity and Capital Resources

     At September 30, 1997, the Company had $1,834,642 in current obligations, primarily composed of notes payables and accrued and past due property taxes. Notes payable of $220,000 due June 30, 1997 and $735,000 due September 30, 1997 are currently in default. These notes are secured by a first mortgage on portions of the waterpark property. The Company's waterpark property is subject to a property tax lien that was recently issued to a banking institution in New Jersey. For details see Note 6 to the financial statements. The Company could be in a position in the near future where it would have to pay the full amount of this lien or loose title to the property.

     The Company has appealed its property tax evaluations with Arapahoe County, Colorado and the State of Colorado with only moderate success. The Company will continue appeals in the future in hopes of reducing its annual property tax assessment, however there is no assurance that it will be successful.

     Management is currently considering alternatives to relieve its debt obligations. These include short-term debt financing, a sale/leaseback of the property or a merger and/or acquisition of the waterpark property by another company.

     The Company anticipates that it will not have to seek additional outside capital for off-season expenses and start up costs for the 1998 summer season.

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

  (b)Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)         THE SOUTHSHORE CORPORATION
(Date)               November 3, 1997
By:(Signature)       /s/ Kenneth M. Dalton
(Name and Title)     Kenneth M. Dalton, President
                     and Principal Executive Officer



(Date)               November 3, 1997
By:(Signature)       /s/ Eric L. Nelson
(Name and Title)     Eric L. Nelson
                     Principal Accounting Officer