Form 10-K/A
period 1997-03-31
SOUTHSHORE CORP /CO
filed 1997-12-29
CIK 859747

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K/A

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

General Park Policy for Operations

     Management stresses park safety and cleanliness. The Company utilized the latest design engineering with respect to construction of rides and attractions with safety as a prime consideration. The park is operated with trained certified lifeguards and park security personnel in adequate numbers to keep accidents, disruptive activity and similar incidents at a minimum. The park maintains a first aid station for treatment of minor injuries. The Company has not experienced circumstances which have materially adversely impacted it concerning these matters.

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

Adverse Current Ratio

     At March 31, 1997, the Company's current liabilities exceeded its current assets by $2,167,098. At March 31, 1997, the Company was partially delinquent in paying its property taxes, which were $483,651. The Company's auditors state in their report at June 6, 1997 that the working capital deficiency raises substantial doubt as to the Company's ability to continue as a going concern.

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
Summary Operating Data:

                              Year           Year          Year
                              Ended          Ended         Ended
                             3/31/97        3/31/96       3/31/95
                           ----------     -----------   ----------
Sales....................  $1,085,465     $  855,618    $ 1,021,747
Net Loss.................  $ (502,641)    $ (693,474)   $(1,023,077)
Net loss Per Share.......  $     (.19)    $     (.29)   $      (.57)
Summary Operating Data:

                               Year          Year
                               Ended         Ended
                              3/31/94       3/31/93
                           ----------    -----------
Sales..................    $   838,098     $  52,658
Net Loss...............    $(1,334,382)    $(630,005)
Net loss Per Share.....    $      (.79)    $    (.54)

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

     The Company has been able to continue, notwithstanding past financial difficulties, only as a result of sales of 920,000 shares of common stock at $1.00 and $482,000 in loans during fiscal 1995 and 1996. The Company's President purchased 500,000 shares of such stock and was the source of $400,000 in loans. Vancol Industries, Inc., a major shareholder, purchased 25,000 shares of stock and loaned the Company $82,400. Rod Barksdale, a director, purchased 25,000 shares of stock. Arthur K. Biddle, a director, and a Biddle family partnership purchased 40,000 shares of common stock. While the Company believes that these persons and entities may again be sources of funding in the future, there is no assurance of such availability nor are any terms assured.

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

     At June 27, 1997 the Company had no definitive plan nor was it engaged in any specific negotiations to obtain funding to pay its current or past due debts. If it is unable to obtain funding or to restructure its debt, the Company may be required to sell its water park property and there is no assurance the sale proceeds would be sufficient to pay all of the Company's obligations. See Note 7 to financial statements.

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

(Registrant)                         THE SOUTHSHORE CORPORATION
BY(Signature)                        /s/ Kenneth M. Dalton
(Date)                               December 29, 1997
(Name and Title)                     Kenneth M. Dalton, President
                                     and Principal Executive Officer

BY(Signature)                        /s/ Eric Nelson
(Date)                               December 29, 1997
(Name and Title)                     Eric Nelson, Principal
                                     Accounting Officer and
                                     Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY(Signature)                        /s/ Kenneth M. Dalton
(Date)                               December 29, 1997
(Name and Title)                     Kenneth M. Dalton, Director


BY(Signature)
(Date)                               December 29, 1997
(Name and Title)                     Rod K. Barksdale, Director


BY(Signature)                        /s/ Ren Berggren
(Date)                               December 29, 1997
(Name and Title)                     Ren Berggren, Director

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



BY(Signature)            /s/Schumacher & Associates, Inc.
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

                        THE SOUTHSHORE CORPORATION

                         STATEMENTS OF OPERATIONS

                                                   Years Ended March 31,

                                          1997           1996         1995
                                        --------       --------      -------
Revenue
  Sales - gate admissions              $  820,968    $  682,165   $   668,038
  Sales - food, beverages and
   merchandise                            264,497       173,453       353,709
                                        ---------       -------     ---------
     Total sales                        1,085,465       855,618     1,021,747

  Cost of sales - food,
   beverages and merchandise               23,713        11,078        78,181
                                        ---------       -------       -------
    Gross Profit                        1,061,752       844,540       943,566
                                        ---------       -------       -------
Operating Expenses
  Salaries                                263,272       270,938       348,318
  Advertising                              92,953       125,425       139,443
  Depreciation                            559,751       560,511       560,091
  Consulting and professional fees          6,999        42,037       120,292
  Other                                   421,681       390,342       514,080
                                        ---------     ---------     ---------
    Total Operating Expenses            1,344,656     1,389,253     1,682,224
                                        ---------     ---------     ---------
Net (loss) before other income
 (expense)                               (282,904)     (544,713)     (738,658)

 Interest expense forgiven (Note 6)             -        57,540             -
 Interest (expense)                      (198,687)     (185,251)     (263,369)
 Amortization of debt offering
  costs                                   (21,050)      (21,050)      (21,050)
                                         ---------     ---------- ------------
Net (loss)                              $(502,641)     $(693,474) $(1,023,077)
                                        ==========     ========== ============
Earnings Per Share Excluding            $    (.19)     $    (.31) $      (.57)
  extraordinary items                   ==========     ========== ============

Earnings Per Share from                 $       -      $     .02  $         -
  extraordinary items                   ==========     =========  ===========

Weighted Average Number of
 Shares Outstanding                     2,610,470      2,374,042    1,804,280
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

  Accounting Pronouncements
  -------------------------
  Financial accounting standards board has recently issued various accounting pronouncements with deferred effective dates. None of these pronouncements are expected to have a material effect on the financial statements.

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