Form 10-Q
period 1997-12-31
SOUTHSHORE CORP /CO
filed 1998-02-09
CIK 859747

                          FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549

(Mark One)

    [X]  QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------
  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 0-19949
                       -------
                      THE SOUTHSHORE CORPORATION
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

               Colorado                               84-1153522
       -----------------------------               ----------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

        10750 East Briarwood Avenue,   Englewood, Colorado  80112
        ---------------------------------------------------------
              (Address of principal executive offices)

                          (303)  649-9875
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

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of December 31, 1997.

                 PART I -FINANCIAL INFORMATION
                 -----------------------------
   ITEM 1.  FINANCIAL STATEMENTS
   -----------------------------
   THE SOUTHSHORE CORPORATION

   BALANCE SHEET (Unaudited)

                                                March 31          Dec 31
                                                  1997             1997
   CURRENT ASSETS
   Cash                                           3,035              (153)
   Acounts Receivable                             2,815                 0
   Notes Receivable                                   0                 0
   Inventory                                          0             3,767
                                              _________         _________
         Total Current Assets                     5,850             3,614

   OTHER ASSETS

   Land                                         435,173           435,173
   Property and Equipment,
     -net of accum depr. of
   $2,520,572 and $2,800,210 Respect.         1,975,101         1,559,933
   Deposits                                      17,245            17,485
   Prepaids                                       6,223            16,763
   Debt Offering Costs,
     -net of accum amort                          8,347                 0
                                             __________        __________
        Total Assets                          2,447,939         2,032,968

   CURRENT LIABILITIES

   Notes Payable -Current                     1,432,071         1,060,769
   Notes Payable -Related Parties                97,400            97,400
   Payroll Taxes Payable                          4,868             5,179
   Property Taxes Payable                       483,651           542,284
   Accrued Interest                              89,390           154,882
   Accounts Payable -Trade                       30,276             7,711
   Deferred Income                               39,156            16,626
   Accrued Payroll                                    0                 0
   Other Accrued Expenses                         2,360                 0
                                             __________         _________
        Total Current Liabilities             2,179,172         1,884,850

   Notes Payable
     -net of current portion                     65,377            42,073
   Notes Payable -Related Parties
     -net of current portion                          0           120,699
                                             __________        __________
        Total Liabilities                     2,244,548         2,047,622

   STCOCKHOLDERS' EQUITY

   Preferred Stock, $.01 Par Value
     25,000,000 Shares Authorized
     None Issued and Outstanding

   Common Stock, $.001 Par Value
     100,000,000 Shares Authorized;
   2,610,470 issued and outstanding
   respectively                                   2,611             2,611

   Additional Paid-In Capital                 4,377,574         4,377,574
   Retained Earnings                         (4,176,794)       (4,394,839)
                                             __________        __________
        Total Stockholders' Equity              203,391           (14,654)

        Total Liabilities and
        Stockholders' Equity                  2,447,939         2,032,968


                    THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                          Three Months       Three Months
                                          Ended Dec 31,      Ended Dec 31,
                                             1997                1996
   Revenue
   Sales -Admissions                            1,973                 208
   Sales -Food, Merchandise                         0                 216
   Sales -Other                                     0                 388
   Corporate Sponsorships                           0                   0
                                             ________            ________
        Total Sales                             1,973                 812


   Cost of Sales                                    0                 285
                                             ________            ________
   Gross Profit                                 1,973                 527


   Operating Expenses

   Salaries                                    18,804              20,294
   Payroll Taxes                                1,514                 759
   Operating Supplies                             698               1,582
   Chemicals                                        0                   0
   Repairs & Maintenance                          627              (1,120)
   Advertising                                  2,346                 235
   Outside Services                             2,961              (9,527)
   Utilities                                    4,947               3,488
   Insurance                                   10,156               9,724
   Depreciation & Amort                       139,847             140,035
   Property Taxes                              13,151              30,154
  Other                                         2,912               2,545
                                            _________            ________
        Total Operating Exp                   197,964             198,168


   Excess of Expense Over
   Revenue (Before Other
   Income/Expense)                           (195,991)           (197,641)


   Other Income                                     0                 304
   Extraordinary Loss                                             (60,966)
   Interest Expense (Net)                     (46,456)            (45,008)
   Amort. of Debt Offering                     (1,462)             (5,263)
                                            _________            ________

        Net Profit(Loss)                     (243,909)           (308,574)

   Net Profit (Loss) Per Share                  (0.09)              (0.12)

                                     -3-

   THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                           Nine Months          Nine Months
                                           Ended Dec 31,        Ended Dec 31,
                                             1997                  1996
   Revenue
   Sales -Admissions                           767,508               820,968
   Sales -Food, Merchandise                    203,882               221,950
   Sales -Other                                  4,730                12,940
   Corporate Sponsorships                       17,750                25,050
                                            __________            __________
        Total Sales                            993,870             1,080,908


   Cost of Sales                                22,889                23,714
                                            __________             _________
   Gross Profit                                970,982             1,057,194


   Operating Expenses

   Salaries                                    217,979               241,447
   Payroll Taxes                                28,932                37,489
   Operating Supplies                            9,798                16,415
   Chemicals                                    10,784                13,106
   Repairs & Maintenance                        16,148                20,269
   Advertising                                 120,999                91,198
   Outside Services                             21,463                10,857
   Utilities                                    90,008                90,981
   Insurance                                    30,201                28,675
   Depreciation & Amort                        419,486               419,791
   Property Taxes                               69,658                90,461
  Other                                          6,066                15,339
                                            __________            __________
        Total Operating Exp                  1,041,523             1,076,027


   Excess of Revenue over Expense
   (Before Other Income/Expense)               (70,542)              (18,833)


   Other Income                                  5,668                 3,869
   Extraordinary loss                                0               (60,966)
   Interest Expense (Net)                     (143,329)             (142,385)
   Amort. of Debt Offering                      (9,809)              (15,788)
                                             _________            __________

        Net Profit(Loss)                      (218,011)             (234,102)

   Gain (Loss) Per Share                         (0.09)                (0.09)

                                    -4-

     THE SOUTHSHORE CORPORATION

    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

     From March 31, through Dec 31, 1997
     (Unaudited)

                                                         Retained
                    Number of   Common    Additional     Earnings
    Date             Shares     Stock   Paid-In Capital  (Deficit)   Total
Balance at March
31, 1997            2,610,470      2,611   4,377,574   (4,176,828)   203,357
Net Loss 9 Months
Ended December 31,
1997                                                     (218,011)  (218,011)
Balance at Dec 31,
1997                2,610,470      2,611   4,377,574   (4,394,839)   (14,654)

   THE SOUTHSHORE CORPORATION

   STATEMENT OF CASH FLOWS
   (Unaudited)

                                            Nine Months          Nine Months
                                           Ending Dec 31        Ending Dec 31
                                               1997                 1996
Cash flows from Operating Activities
Net Profit(Loss)                               (218,011)            (234,102)

Adjustments to Reconcile Net(Loss)
to Net Cash (Used In) Operating
Activities

Amortization and Depreciation                   429,295              435,579
   Decrease in Accounts Receivable                2,815               (1,374)
   (Increase) in Inventory                       (3,767)                   0
   Increase in Accounts Payable
   and Accrued Expenses                          99,511               (5,708)

   Other, net                                   (33,103)             (29,654)
                                              _________             ________

Net Cash (Used In) Operating
 Activities                                     276,738              164,741

Cash flows from Investing Activities

   Deposits                                        (240)              31,300
   Land, Property, Equipment                     (5,779)             (26,340)
                                                _______            _________

Net Cash (Used In) Investing
 Activities                                      (6,019)               4,961



Cash flows from Financing Activities

Increase(Decrease) Debt                        (273,908)            (200,870)
Issuance of Stock, Net of Offering Costs              0                    0
                                              _________             ________

Net Cash Provided by Financing Activities      (273,908)            (200,870)
                                              _________             ________

   Increase(Decrease) in Cash                    (3,188)             (31,168)


   Cash, Beginning of Period                      3,035                1,625

   Cash, End of Period                             (153)             (29,543)
                                               ________             ________


   Income Taxes Paid                                  0                    0

   Interest Paid                                 72,175              109,299


                    THE SOUTHSHORE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

                      December 31, 1997
                        (Unaudited)

  (1) Summary of Accounting Policies
      -------------------------------
     A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

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

     The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1997. The results of operation for the period ended December 31, 1997 are not indicative of the operating results for the full year.

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

  (3) Net Profit and Loss Per Common Share
      ------------------------------------
      Net profit and loss per common share for the three month period ended December 31, 1997 and 1996 has been computed based on the weighted number of shares outstanding during the respective periods.

  (4) Bank Line of Credit -Note to President
      --------------------------------------
     On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At December 31, 1997, the balance was $120,699.48.

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

  (6) Property Tax Lien
      -----------------
      First Union National Bank (New Jersey) holds a property tax certificate from Arapahoe County, Colorado in the amount of $444,371 plus interest of $130,492, at January 31, 1998, on the Company's 16-acre water park property. The tax certificate draws interest at 13% per annum and may be converted into a tax deed at the request of First Union. The Company would have the right to redeem the certificate for a period of approximately four months from the time First Union requests a deed by paying the full amount of the property tax certificate plus accrued interest (a total of $574,864 at Janaury 31, 1997). As of the date of this report First Union had not requested Arapahoe County to issue a tax deed.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ---------------------------------------------------------------
                       RESULTS OF OPERATIONS
                       ---------------------
Financial Condition

     At December 31, 1997, working capital was a negative $1,881,236 as compared to a negative $2,173,322 at March 31, 1997. The principal reasons for the working capital shortfalls are unpaid and accrued property taxes of $542,284, accrued interest on property taxes, trade payables, and $955,000 in notes currently in default. See "Liquidity and Capital Resources" below.

     At December 31, 1997, the Company's shareholders' equity was a negative $14,654, down from $203,391 at March 31, 1997, due entirely from operating losses for fiscal 1998.

Results of Operations -Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996.

     Revenues for the three months were minimal for both comparison periods as any revenues recorded are residule revenues received from the previous summer.

     Total off-season operating expenses were vitually the same for both comparison periods. Any difference per expense category is due generally to bookkeeping timing differences and adjustments made in a period. The exceptions are salaries and payroll taxes were down 3.5% in 1997 over 1996. Property taxes reflect a 56% decrease due to mill-levy reductions for tax year 1997 taken in the three months ending December 31, 1997. Depreciation and amortization remained basically the same for the two periods. The interest expense for the period is consistent with the debt.


Results of Operations -Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996.

     Revenues for the current nine months were down 8% compared to the same period in 1996. This decrease is accounted for almost entirely by the monsoon rains that hit the Denver area during the prime attendance periods of mid-July thru mid-August.

     Total operating expenses were down over 3% as compared to the comparable period in 1996. Salaries were down 10%. Payroll taxes decreased 23% due to the salary reductions and an adjustment made due to credits issued by our workers compensation carrier. Advertising expenditures were up over 32% as management attempts to increase exposure of the park. The cost of operating supplies, repair and maintenance, chemicals and utilities was down 10% as the company continues to refine its need for these products and services. The increase in outside services expense is due to past legal fees relieved in the nine months ending December 31, 1996. Property taxes show a $20,803 reduction for tax year 1997 over tax year 1996 due to mill-levy reductions by Arapahoe County, Colorado. Depreciation and amortization remained basically the same for the two periods. The interest expense for the period is consistent with the debt.

     Management expects the Company to experience an additional approximate $275,000 in operating expenses (including depreciation and amortization) and interest expenses during the remainder of the fiscal year ended March 31, 1998. A non-cash item, $140,000 in depreciation and amortization constitutes approximately 51% of these operating expenses and interest expenses. Property taxes of $25,000 and interest expense of $50,000 constitute approximately
9% and 18% of such anticipated expenses.

Liquidity and Capital Resources

     At December 31, 1997, the Company had $1,884,850 in current obligations, primarily composed of notes payables and accrued and past due property taxes. Notes payable of $220,000 due June 30, 1997 and $735,000 due September 30, 1997 are currently in default. These notes are secured by a first mortgage on portions of the waterpark property. The Company's waterpark property is subject to a property tax lien that was recently issued to a banking institution in New Jersey. For details see Note 6 to the financial statements. The Company could be in a position in the near future where it would have to pay the full amount of this lien or loose title to the property.

     The Company has appealed its property tax evaluations with Arapahoe County, Colorado and the State of Colorado with only moderate success. The Company will continue exploring possibilities in hopes of reducing its annual property tax assessment, however there is no assurance that it will be successful.

     Management is currently considering alternatives to relieve its debt obligations. These include a sale/leaseback of the property, liquidation of the company, a merger or sale of the waterpark property.

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

(Registrant)       THE SOUTHSHORE CORPORATION
(Date)             February 2, 1998
By:(Signature)     /s/ Kenneth M. Dalton
(Name and Title)   Kenneth M. Dalton, President
                   and Principal Executive Officer



(Date)            February 2, 1998
By:(Signature)    /s/ Eric L. Nelson
(name and Title)  Eric L. Nelson
                  Principal Accounting Officer