Form 10-K/A
period 1997-03-31
SOUTHSHORE CORP /CO
filed 1998-03-12
CIK 859747

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

(Registrant)                         THE SOUTHSHORE CORPORATION
BY(Signature)                        /s/ Kenneth M. Dalton
(Date)                               March 10, 1998
(Name and Title)                     Kenneth M. Dalton, President
                                     and Principal Executive Officer

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
(Date)                   June 6, 1997

                       THE SOUTHSHORE CORPORATION

                             BALANCE SHEETS
                                                           March 31,
                                                 1997                  1996
Current Assets                               -----------            ---------
     Cash                                    $     3,035           $    1,625
      Accounts receivable                          2,815                    -
     Prepaid expenses                              6,223                4,846
                                             -----------           ----------
       Total Current Assets                       12,073                6,471
                                             -----------           ----------
Other Assets
    Property and equipment, net of
      accumulated depreciation (Note 2)        2,440,948            2,974,511
     Deposits                                     17,245               48,485
    Debt and other offering costs, net
      of accumulated amortization                  8,347               29,397
       Total Other Assets                      2,466,540            3,052,393
                                              ----------           ----------
 Total Assets                                 $2,478,613           $3,058,864
                                              ==========           ==========
Current Liabilities
     Notes payable, current portion (Note 3)  $1,432,071           $  609,262
    Notes and advances payable,
       officer                                    97,400              153,400
      Property taxes payable (Note 8)            483,651              384,275
      Accrued interest                            89,390               49,164
      Accounts payable and accrued expenses       37,503              141,968
     Deferred income                              39,156               30,991
                                               ---------            ---------
       Total Current Liabilities               2,179,171            1,369,060

 Notes payable, net of current portion
  (Note 3)                                        65,377              953,098
                                               ---------            ---------
 Total Liabilities                             2,244,548            2,322,158
                                               ---------            ---------
Commitments and contingencies (Notes 3, 4,
   and 7)                                              -                    -

Stockholders' Equity
    Preferred stock, $.01 par value
     25,000,000 shares authorized,
       none issued and outstanding                     -                    -
    Common stock, $.001 par value
     100,000,000 shares authorized,
     2,610,470 issued and outstanding
     as of March 31, 1997 and March
      31, 1996                                     2,611                2,611
     Additional paid-in capital                4,377,574            4,377,574
     Accumulated (deficit)                    (4,146,120)          (3,643,479)
                                              -----------          -----------
       Total Stockholders' Equity                234,065              736,706
                                              -----------          -----------
Total Liabilities and Stockholders'
  Equity                                      $2,478,613           $3,058,864
                                              ==========           ==========

The accompanying notes are an integral part of the financial statements.

                        THE SOUTHSHORE CORPORATION

                         STATEMENTS OF OPERATIONS

                                                   Years Ended March 31,

                                          1997           1996         1995
                                        --------       --------      -------
Revenue
  Sales - gate admissions              $  820,968    $  682,165   $   668,038
  Sales - food, beverages and
   merchandise                            264,497       173,453       353,709
                                        ---------       -------     ---------
     Total sales                        1,085,465       855,618     1,021,747

  Cost of sales - food,
   beverages and merchandise               23,713        11,078        78,181
                                        ---------       -------       -------
    Gross Profit                        1,061,752       844,540       943,566
                                        ---------       -------       -------
Operating Expenses
  Salaries                                263,272       270,938       348,318
  Advertising                              92,953       125,425       139,443
  Depreciation                            559,751       560,511       560,091
  Consulting and professional fees          6,999        42,037       120,292
  Other                                   421,681       390,342       514,080
                                        ---------     ---------     ---------
    Total Operating Expenses            1,344,656     1,389,253     1,682,224
                                        ---------     ---------     ---------
Net (loss) before other (expense)
 and extraordinary items                 (282,904)     (544,713)     (738,658)

 Interest (expense)                      (198,687)     (185,251)     (263,369)
 Amortization of debt offering
  costs                                   (21,050)      (21,050)      (21,050)
                                         ---------     ---------- ------------
Net (loss)                              $(502,641)     $(751,014) $(1,023,077)
                                        ==========     ========== ============
Earnings Per Share Excluding            $    (.19)     $    (.32) $      (.57)
  extraordinary items                   ==========     ========== ============

Earnings Per Share from                 $       -      $     .04  $         -
  extraordinary items                   ==========     =========  ===========

Net (Loss) Per Share                    $     (.19)    $    (.28) $      (.57)
                                        ==========     =========  ===========
Weighted Average Number of
 Shares Outstanding                     2,610,470      2,374,042    1,804,280
                                        =========      =========    =========


The accompanying notes are an integral part of the financial statements.

                          THE SOUTHSHORE CORPORATION

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  From March 31, 1994 through March 31, 1997

                                       Additional
                 Number of   Common     Paid-in      Deficit
                   Shares    Stock      Capital    Accumulated      Total
                 ---------   -----      -------    -----------     -------
Balance at
March 31, 1994   1,637,613   $1,638   $3,403,691   $(1,957,602)   $1,447,727

Stock issued       500,000      500      499,500             -       500,000

(Loss) for
the year ended
March 31, 1995           -        -            -     (1,023,077)  (1,023,077)
                 ---------   ------    ---------     -----------  -----------
Balance at
March 31, 1995   2,137,613    2,138    3,903,191     (2,980,679)     924,650

Stock issued       472,857      473      474,383              -      474,856

(Loss) for the
year ended
March 31, 1996           -        -            -       (662,800)    (662,800)
                 ---------    -----    ---------     -----------    ---------
Balance at
March 31, 1996   2,610,470    2,611    4,377,574     (3,643,479)     736,706

(Loss) for
the year ended
March 31, 1997           -        -            -       (502,641)   (502,641)
                 ---------   ------   ----------    ------------  ----------
Balance at
March 31, 1997   2,610,470   $2,611   $4,377,574    $(4,146,120)  $ 234,065
                 =========   ======   ==========    ============  =========












  The accompanying notes are an integral part of the financial statements.

                          THE SOUTHSHORE CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                 Years Ended March 31,
                                           1997          1996          1995
                                         --------      --------      -------
Cash Flows from Operating
Activities:
 Net Loss                                (502,641)     (662,800)   (1,023,077)
Adjustments to Reconcile Net Income
  to Net Cash Provided by (Used in)
  Operating Activities:
    Depreciation                          559,751       560,511      560,091
    Amortization debt offering
      cost and bond discount               21,050        21,050       21,050
    (Increase) in other current assets     (4,192)            -            -
    Increase (decrease) in accounts
      payable, accrued expenses & other    48,851      (140,000)     152,611
Net Cash (Used in) Operating
 Activities                               122,819      (221,239)    (289,325)
                                          -------      ---------    ---------
Cash Flow from Investing  Activities:
  Deposits (paid) returned                 31,240             -            -
  Land, property and equipment
   acquired                               (25,887)        9,941     (200,853)
  (Decrease) in accounts payable,
    construction                                -      (368,472)    (339,451)
                                          -------      ---------    ---------
 Net Cash (Used in) Investing
  Activities                                5,353      (358,531)    (540,304)
                                          -------      ---------    ---------
Cash Flows from Financing Activities:
  Advances and loans from related
   parties                                      -        71,000            -
  Proceeds from notes payable              75,000        55,000      433,550
  Payments made on notes payable         (201,762)      (20,000)    (107,733)
  Issuance of stock and warrants,
    net of offering costs                       -       474,856      500,000
                                         ---------      -------      -------
Net Cash Provided by Financing
   Activities                            (126,762)      580,856      825,817
                                         ---------      -------      -------
Increase (Decrease) in Cash                 1,410         1,086       (3,812)
Cash, Beginning of Period                   1,625           539        4,351
                                         --------       -------      -------
Cash, End of Period                    $    3,035     $   1,625    $     539
                                       ==========     =========    =========
Income Taxes Paid                      $        -     $       -    $       -
                                       ==========     =========    =========
Interest Paid                          $  152,611     $ 113,101    $ 113,605
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

 2.    PROPERTY AND EQUIPMENT
       ----------------------
     Property and equipment is summarized as follows:

                                                          March 31,
                                                     1997           1996
                                                 -----------    -----------
     Buildings                                   $   744,332    $   743,978
     Recreational park facilities                  3,669,486      3,644,831
     Office furniture and equipment                    9,832         10,284
     Equipment                                       102,697        101,367
     Land                                            435,173        435,173
                                                   ---------      ---------
                                                   4,961,520      4,935,633

     Less accumulated depreciation                 2,520,572      1,961,122
                                                 -----------    -----------
                                                 $ 2,440,948    $ 2,974,511
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

 6.  RENEGOTIATED DEBT AND INTEREST
     ------------------------------
     During the year ended March 31, 1997 the Company renegotiated the balance of a debt and accrued interest to a creditor downward from $278,214 to $190,000, an adjustment of $88,214. Of this amount $30,674 was principal and $57,540 of accrued interest. The $88,214 renegotiated debt and interest expense was accounted for as an extraordinary item in the statment of operations and amounted to a reduction of the net loss per share of $.04. The source of the repayment of the renegotiated debt was principally from proceeds of notes payable to shareholders and others.

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