Form 10-Q/A
period 1997-09-30
SOUTHSHORE CORP /CO
filed 1998-03-19
CIK 859747

                          FORM 10-Q/A
               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549

(Mark One)

    [X]  QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               -----------------
  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

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
   THE SOUTHSHORE CORPORATION

   BALANCE SHEET (Unaudited)

                                                March 31          Sept 30
                                                  1997             1997
   CURRENT ASSETS
   Cash                                           3,035                 0
   Acounts Receivable                             2,815            29,109
   Notes Receivable                                   0                 0
   Inventory                                          0             3,767
                                              _________         _________
         Total Current Assets                     5,850            32,867

   OTHER ASSETS

   Land                                         435,173           435,173
   Property and Equipment,
     -net of accum depr. of
   $2,520,572 and $2,800,210 Respect.         1,975,101         1,699,780
   Deposits                                      17,245            17,485
   Prepaids                                       6,223            26,920
   Debt Offering Costs,
     -net of accum amort                          8,347                 0
                                             __________        __________
        Total Assets                          2,447,939         2,212,234

   CURRENT LIABILITIES
   Bank Overdraft                                     -             3,341
   Notes Payable -Current                     1,432,071         1,058,700
   Notes Payable -Related Parties                97,400            97,400
   Payroll Taxes Payable                          4,868             7,943
   Property Taxes Payable                       483,651           529,132
   Accrued Interest                              89,390           116,845
   Accounts Payable -Trade                       30,276            14,012
   Deferred Income                               39,156            10,610
   Accrued Payroll                                    0                 0
   Other Accrued Expenses                         2,360                 0
                                             __________         _________
        Total Current Liabilities             2,179,172         1,837,983

   Notes Payable
     -net of current portion                     65,377            49,996
   Notes Payable -Related Parties
     -net of current portion                          0            95,000
                                             __________        __________
        Total Liabilities                     2,244,548         1,982,979

   STCOCKHOLDERS' EQUITY

   Preferred Stock, $.01 Par Value
     25,000,000 Shares Authorized
     None Issued and Outstanding

   Common Stock, $.001 Par Value
     100,000,000 Shares Authorized;
   2,610,470 issued and outstanding
   respectively                                   2,611             2,611

   Additional Paid-In Capital                 4,377,574         4,377,574
   Retained Earnings                         (4,176,794)       (4,150,930)
                                             __________        __________
        Total Stockholders' Equity              203,391           229,255

        Total Liabilities and
        Stockholders' Equity                  2,447,939         2,212,234


                    THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                          Three Months       Three Months
                                          Ended Sept 30,      Ended Sept 30,
                                             1997                1996
   Revenue
   Sales -Admissions                          567,259             625,196
   Sales -Food, Merchandise                   154,403             166,641
   Sales -Other                                 2,946               2,440
   Corporate Sponsorships                       7,500               1,800
                                             ________            ________
        Total Sales                           732,108             796,077


   Cost of Sales                               17,268              15,224
                                             ________            ________
   Gross Profit                               714,840             780,853


   Operating Expenses

   Salaries                                   115,921             135,807
   Payroll Taxes                               20,855              25,033
   Operating Supplies                           3,630               6,429
   Chemicals                                    4,032               6,224
   Repairs & Maintenance                        3,761               8,542
   Advertising                                 39,581              29,796
   Outside Services                            10,403               6,645
   Utilities                                   46,888              57,411
   Insurance                                   10,202               9,335
   Depreciation & Amort                       139,846             140,001
   Property Taxes                              28,254              30,154
  Other                                          (547)             10,985
                                            _________            ________
        Total Operating Exp                   422,826             466,361


   Excess of Expense Over
   Revenue (Before Other
   Income/Expense)                            292,015             314,492


   Other Income                                 2,751               7,786
   Interest Expense (Net)                     (48,569)            (49,857)
   Amort. of Debt Offering                     (3,084)             (5,263)
                                             _________            ________

        Net Profit(Loss)                      243,113             267,158

   Net Profit (Loss) Per Share                   0.09                0.10

                                     -3-

   THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                            Six Months           Six Months
                                           Ended Sept 30,       Ended Sept 30,
                                               1997                  1996
   Revenue
   Sales -Admissions                           765,535               820,760
   Sales -Food, Merchandise                    205,666               221,734
   Sales -Other                                  2,946                 4,766
   Corporate Sponsorships                       17,750                25,050
                                            __________            __________
        Total Sales                            991,898             1,072,310


   Cost of Sales                                22,889                23,429
                                            __________             _________
   Gross Profit                                969,009             1,048,881


   Operating Expenses

   Salaries                                    199,175               221,153
   Payroll Taxes                                27,419                36,730
   Operating Supplies                            9,101                14,832
   Chemicals                                    10,784                13,106
   Repairs & Maintenance                        15,521                21,510
   Advertising                                 118,653                90,963
   Outside Services                             18,502                20,384
   Utilities                                    85,061                87,493
   Equipment Rental                                  0                     0
   Insurance                                    20,045                18,951
   Depreciation & Amort                        279,638               279,759
   Property Taxes                               56,507                60,307
  Other                                          3,154                12,793
                                            __________            __________
        Total Operating Exp                    843,560               877,980


   Excess of Revenue over Expense
   (Before Other Income/Expense)               125,450               170,901


   Other Income                                  5,668                11,351
   Interest Expense (Net)                      (96,873)              (97,377)
   Amort. of Debt Offering                      (8,347)              (10,525)
                                              _________            __________

        Net Profit(Loss)                        25,898                74,350

   Gain (Loss) Per Share                          0.01                  0.03

                                    -4-

     THE SOUTHSHORE CORPORATION

    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

     From March 31, through Sept 30, 1997
     (Unaudited)

                                                         Retained
                    Number of   Common    Additional     Earnings
    Date             Shares     Stock   Paid-In Capital  (Deficit)   Total
Balance at March
31, 1997            2,610,470      2,611   4,377,574   (4,176,828)   203,357
Net Loss 9 Months
Ended September 30,
1997                                                       25,898     25,898
Balance at Sept 30,
1997                2,610,470      2,611   4,377,574   (4,150,930)   229,255

   THE SOUTHSHORE CORPORATION

   STATEMENT OF CASH FLOWS
   (Unaudited)

                                            Six Months          Six Months
                                           Ending Sept 30      Ending Sept 30
                                               1997                 1996
Cash flows from Operating Activities
Net Profit(Loss)                                25,898               74,350

Adjustments to Reconcile Net(Loss)
to Net Cash (Used In) Operating
Activities

Amortization and Depreciation                   287,985              290,281
   Decrease in Accounts Receivable              (26,294)             (55,888)
   (Increase) in Inventory                       (3,767)                (250)
   Increase in Accounts Payable
   and Accrued Expenses                          28,808              (17,847)

   Other, net                                   (20,697)             (23,719)
                                               _________             ________

Net Cash (Used In) Operating
 Activities                                     291,934              266,927

Cash flows from Investing Activities

   Deposits                                        (240)              31,300
   Land, Property, Equipment                     (4,317)             (26,340)
                                                _______            _________

Net Cash (Used In) Investing
 Activities                                      (4,557)               4,961



Cash flows from Financing Activities

Increase(Decrease) Debt                        (293,753)            (273,114)
Issuance of Stock, Net of Offering Costs              0                    0
                                              _________             ________

Net Cash Provided by Financing Activities      (293,753)            (273,114)
                                              _________             ________

   Increase(Decrease) in Cash                    (6,376)              (1,226)


   Cash, Beginning of Period                      3,035                1,625

   Cash, End of Period                           (3,341)                 399
                                                ________             ________


   Income Taxes Paid                                  0                    0

   Interest Paid                                 71,255               68,802


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

  (4) Bank Line of Credit -Note to President
      --------------------------------------
     On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At September 30, 1997, the balance was $95,000 as compared to $356,000 on March 31, 1997. The reduction was funded from operations. The $95,000 due on September 30, 1997 was recast as long term debt since the note is not due until April 25, 1999.


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

Results of Operations -Three Months Ended September 31, 1997 Compared to Three Months Ended September 31, 1996.

     Revenues for the current three months were down over 8% compared to the same period in 1996. The decrease is accounted for almost entirely by the monsoon rains that hit the Dever area during the prime attendance periods of mid-July thru mid-August.

     Total operating expenses were down over 9% as compared to the comparable period in 1996. Salaries were down 14.6%. Payroll taxes decreased almost 17% due to the comparable salary reductions. Advertising expenditures were up over 32% as management attemps to increase exposure of the park during its prime summer months. The cost of chemicals and utilities was down almost 20% as the company continues to refine its need for these products and services. Depreciation and amortization remained basically the same for the two periods. The interest expense for the period is consistent with the debt.

Results of Operations -Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996.

     Revenues for the current six months were down 7.5% compared to the same period in 1996. This decrease is accounted for almost entirely by the monsoon rains that hit the Denver area during the prime attendance periods of mid-July thru mid-August.

     Total operating expenses were down over 4% as compared to the comparable period in 1996. Salaries were down 10%. Payroll taxes decreased 25% due to the salary reductions and an adjustment made due to credits issued by our workers compensation carrier. Advertising expenditures were up over 30% as management attempts to increase exposure of the park. The cost of operating supplies, chemicals and utilities was down 9% as the company continues to refine its need for these products and services. The increase in outside services expense is due to past legal fees relieved in the nine months ending December 31, 1996. Property taxes show a $20,803 reduction for tax year 1997 over tax year 1996 due to mill-levy reductions by Arapahoe County, Colorado. Depreciation and amortization remained basically the same for the two periods. The interest expense for the period is consistent with the debt.

     Management expects the Company to experience an additional approximate $580,000 in operating expenses (including depreciation and amortization) and interest expenses during the remainder of the fiscal year ended March 31, 1998. A non-cash item, $280,000 in depreciation and amortization constitutes approximately 48% of these operating expenses and interest expenses. Property taxes of $59,000 and interest expense of $90,000 constitute approximately
10% and 15% of such anticipated expenses.

Liquidity and Capital Resources

     At Septeember 31, 1997, the Company had $1,834,642 in current obligations, primarily composed of notes payables and accrued and past due property taxes. Notes payable of $220,000 due June 30, 1997 and $735,000 due September 30,
1997 are currently in default. These notes are secured by a first mortgage on portions of the waterpark property. The Company's waterpark property is subject to a property tax lien that was recently issued to a banking institution in New Jersey. For details see Note 6 to the financial statements. The Company could be in a position in the near future where it would have to pay the full amount of this lien or loose title to the property.

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

     The Companys current position improved by $341,189 through a combination of paying down the note to the president by $261,000 and reclassifying the remainder of this debt, $95,000, as long term debt. See Note 4 to financial statements.

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

(Registrant)       THE SOUTHSHORE CORPORATION
(Date)             March 10, 1998
By:(Signature)     /s/ Kenneth M. Dalton
(Name and Title)   Kenneth M. Dalton, President
                   and Principal Executive Officer



(Date)            March 10, 1998
By:(Signature)    /s/ Eric L. Nelson
(name and Title)  Eric L. Nelson
                  Principal Accounting Officer