Form 10-Q/A
period 1997-12-31
SOUTHSHORE CORP /CO
filed 1998-03-19
CIK 859747

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
   THE SOUTHSHORE CORPORATION

   BALANCE SHEET (Unaudited)

                                                March 31          Dec 31
                                                  1997             1997
   CURRENT ASSETS
   Cash                                           3,035                 0
   Acounts Receivable                             2,815                 0
   Notes Receivable                                   0                 0
   Inventory                                          0             3,767
                                              _________         _________
         Total Current Assets                     5,850             3,767

   OTHER ASSETS

   Land                                         435,173           435,173
   Property and Equipment,
     -net of accum depr. of
   $2,520,572 and $2,940,057 Respect.         1,975,101         1,559,933
   Deposits                                      17,245            17,485
   Prepaids                                       6,223            16,763
   Debt Offering Costs,
     -net of accum amort                          8,347                 0
                                             __________        __________
        Total Assets                          2,447,939         2,033,021

   CURRENT LIABILITIES
   Bank Overdraft                                     -               153
   Notes Payable -Current                     1,432,071         1,060,769
   Notes Payable -Related Parties                97,400            97,400
   Payroll Taxes Payable                          4,868             5,179
   Property Taxes Payable                       483,651           542,284
   Accrued Interest                              89,390           154,882
   Accounts Payable -Trade                       30,276             7,711
   Deferred Income                               39,156            16,626
   Accrued Payroll                                    0                 0
   Other Accrued Expenses                         2,360                 0
                                             __________         _________
        Total Current Liabilities             2,179,172         1,885,003

   Notes Payable
     -net of current portion                     65,377            42,073
   Notes Payable -Related Parties
     -net of current portion                          0           120,699
                                             __________        __________
        Total Liabilities                     2,244,548         2,047,775

   STCOCKHOLDERS' EQUITY

   Preferred Stock, $.01 Par Value
     25,000,000 Shares Authorized
     None Issued and Outstanding

   Common Stock, $.001 Par Value
     100,000,000 Shares Authorized;
   2,610,470 issued and outstanding
   respectively                                   2,611             2,611

   Additional Paid-In Capital                 4,377,574         4,377,574
   Retained Earnings                         (4,176,794)       (4,394,839)
                                             __________        __________
        Total Stockholders' Equity              203,391           (14,654)

        Total Liabilities and
        Stockholders' Equity                  2,447,939         2,033,021


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

  (4) Bank Line of Credit -Note to President
      --------------------------------------
     On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At December 31, 1997, the balance was $120,699 as compared to $356,000 on March 31, 1997. The reduction was funded from operations. The $120,699 due on December 31, 1997 was recast as long term since the note is not due until April 25, 1999.

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

0Results of Operations -Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996.

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

Liquidity and Capital Resources

     At December 31, 1997, the Company had $1,884,850 in current obligations, primarily composed of notes payables and accrued and past due property taxes. Notes payable of $220,000 due June 30, 1997 and $735,000 due September 30, 1997 are currently in default. These notes are secured by a first mortgage on portions of the waterpark property. The Company's waterpark property is subject to a property tax lien that was recently issued to a banking institution in New Jersey. For details see Note 6 to the financial statements. The Company could be in a position in the near future where it would have to pay the full amount of this lien or loose title to the property. The Company's current position improved by $294,169 through a combination of paying down the note to the president by $235,301 and reclassifying the remainder of this debt, $120,699, as long term debt. See Note 4 to financial statements.

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