Form 10-K
period 1998-03-31
SOUTHSHORE CORP /CO
filed 1998-06-25
CIK 859747

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

                          ANNUAL REPORT
                PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1998 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to

Commission file number   0-19949


                      THE SOUTHSHORE CORPORATION
      (Exact name of Registrant as specified in its charter)


            Colorado                                  84-1153522
     -------------------------------              --------------------
    (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)             Identification No.)

10750 East Briarwood, Englewood, Colorado                      80112
-----------------------------------------                    ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:      (303) 649-9875
                                                         --------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                  Name of each exchange on
                                                 which registered

              None                                     None
        ----------------                        -----------------

Securities registered pursuant to Section 12(g) of the Act:


                      Common Stock - $.001 Par Value
-----------------------------------------------------------------------------
                            (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes         No    X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 20, 1998 was approximately $546,000.

     The number of shares outstanding of the Registrant's $.001 par value common stock as of June 20, 1998 was 2,610,475 shares.

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

Southshore Water Park - Arapahoe County, Colorado

     The 16-acre park, located near I-25 and East Arapahoe Road in Southeast Metro Denver, includes a Children's Pool, Wave Pool, and various Water Slides. The Wave Pool covers approximately 23,000 square feet and the six water slides are up to 350 feet long. The park also contains a volleyball area, miniature golf course, covered group pavilion areas, picnic areas, gift shop, video arcade and food service facilities. Free parking for approximately 700 cars is provided. The Company uses local radio and direct mail for advertisement and also makes use of coupons for reduced admission charges.

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

Proposed Sale of the Company's Water Park

     On June 16, 1998 the Company entered into a contract to sell its water ark property to three individual joint buyers for $2 million. Each of the buyers is non-affiliated with the Company. The contract is subject to certain conditions including the buyers' obtaining financing of at least $1,400,000, title considerations, inspection of the property and approval of the sale by the Company's shareholders. South Suburban Park and Recreation District, which operates in three suburban counties in the south portion of the Denver Metro area, has also indicated an interest in purchasing the property, has held public hearings before its board of directors and is in favor of acquiring the property. Arapahoe County, Jefferson County and Douglas County, through their respective commissioners, must any purchase by the District. Because of the protracted approval process the Company elected to proceed with the private buyers. However, the District has indicated by letter it still has an interest in purchasing the Property for $2 million if the current contract does not close.

Adverse Current Ratio

     At March 31, 1998, the Company's current liabilities exceeded its current assets by $1,904,228. At March 31, 1998, the Company was partially delinquent in paying its property taxes, which were $566,762. The Company's auditors state in their report at May 11, 1998 that the working capital deficiency raises substantial doubt as to the Company's ability to continue as a going concern.

Default on Indenture of Trust

     During the quarter ended September 30, 1992, the Company sold $975,000 in 10% secured promissory notes to 27 persons pursuant to an indenture of trust. Subject to the first lien on a portion of the Company's water park property securing a $72,841 note to the person from whom the Company acquired the property, the water park property is collateral under the indenture of trust to secure payment of the 10% promissory notes. The Company is in default on the indenture of trust and the 10% promissory notes because it has not repaid the principal outstanding amount of $955,000 which was due September 1997 nor paid interest since September 1997.

     The Company currently is engaged in efforts to obtain funds to retire this obligation through sale of its water park property; however, there is no assurance such funds will be available or, if available, on terms that are economically feasible. Failure to retire this debt could result in foreclosure proceedings on the property.

Delinquent Property Taxes

     At March 31, 1998, $566,762 was due to Arapahoe County, Colorado for property taxes, most of which is delinquent. It is expected that during mid-1998 the holder of a tax lien certificate sold on the Company's property will begin the process to attempt to acquire the property by requesting an Arapahoe County Treasurer's deed. The Company is engaged in efforts to sell the property to obtain funds to pay property taxes prior to the issuance of a Treasurer's deed; however, there is no assurance that such funding will be available, of if available, on terms that are economically feasible.

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

     Water World is owned and operated by Hyland Hills Metropolitan Parks and Recreation District. It typically operates from Memorial Day Weekend through Labor Day Weekend, and reported average attendance in the past five summers through 1997 of approximately 400,000, with 1997 attendance at approximately 420,000. For the 1998 season it is charging $18.95 for children ages 4 to 12 years, $19.95 for adults and admits free of charge children under 4 years of age and senior citizens. It also offers family and individual season passes. Residents of the Hyland Hills Park and Recreation District and the cities of Westminster and Federal Heights may obtain admission to Water World at discounted prices, $9.00 for children and $10.00 for adults. Water World advertises through television, radio and newspaper media in the Denver area and offers a variety of group discount programs. Thus the Company faces competition from a larger water facility which has more attractions than those offered by the Company.

     Notwithstanding the foregoing the Company believes it can find a niche in this competitive arena. It utilizes admission charges of $12.95 for adults and $10.95 for children 3 years to 48 inches tall, which are less than those of Water World. In addition, it has various discount programs, including half day rates of $6.00, group sales and season passes. In addition the

Company intends to operate a first rate park in terms of safety, maintenance of rides, park cleanliness, friendliness and competence of park staff. The Company also offers quality food and beverages at competitive prices. Further, an assortment of beach items such as swim wear, towels, suntan lotion, sunglasses, hats, t-shirts and souvenirs are offered to patrons. Management believes that the foregoing in addition to convenience of location to residents of the southern Denver Metro Area will be sufficient to permit the Company to generate sufficient revenues for profitable operations, however there is no assurance that such will be the case.

Personnel

     At March 31, 1998, the Company had one part-time employee and one full-time employee, the Company's in-house accountant and the general manager, respectively. The Company's President serves in a part-time, as needed position. Approximately one hundred full and part-time seasonal personnel, depending upon attendance, including maintenance personnel, lifeguards, guest relations, groundskeepers, cash control and emergency medical personnel, are employed. The Company does not expect there to be a shortage of the required labor force. Seasonal personnel are expected to come largely from the ranks of college and high school students on summer break from school. It is not expected that any employees will be covered by a collective bargaining agreement.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     Currently there are no material legal proceedings pending or threatened against the Company or its assets other than a threat of litigation by a holder of $150,000 in secured notes. Further, there is a tax lien and a note holder lien on the Company's principal asset which could result in proceedings involving title to the property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     No matters were submitted to a vote of shareholders during the quarter ended March 31, 1998.

                             PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------
     The Company's common stock has been included on the NASD's Electronic Bulletin Board since December 1995. The prices included below have been obtained from sources believed to be reliable.

                                          Low           High
         Quarters Ended                   Bid           Bid
         --------------                   ---           ----
         June 30, 1996                    .25           .50
         September 30, 1996               .50           .50
         December 31, 1996                .50           .50
         March 31, 1997                   .50           .50
         June 30, 1997                    .37           .50
         September 30, 1997               .37           .50
         December 31, 1997                .25           .25
         March 31, 1998                   .12           .21

     Prices may not be an indication of actual transactions and do not necessarily include mark-ups, mark-downs or interdealer discounts. The Company is informed that there has been very little volume in trading of its common stock during the past year.

     As of June 20, 1998, the Company had 193 shareholders of record, and management estimates there are an additional approximate 180 beneficial holders of Company shares.

Dividend Policy

     The Company has never paid dividends on its common stock, and the Company's Board of Directors plans on distributing no dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     Following is a summary of selected financial data. See the financial statements included herein for more complete information.


Summary Balance Sheet Data:

                           As of          As of          As of
                          3/31/98        3/31/97        3/31/96
                        -----------    -----------    -----------
Total Assets.........   $ 1,910,724    $ 2,447,939    $ 3,028,190
Total Liabilities....   $ 2,105,540    $ 2,244,548    $ 2,322,158
Working Capital......   $(2,059,228)   $(2,167,098)   $(1,362,589)
Stockholders' Equity.   $  (194,816)   $   203,391    $   706,032


                         As of           As of
                        3/31/95         3/31/94
                      -----------     -----------
Total Assets.........  $ 3,649,607    $ 3,991,676
Total Liabilities....  $ 2,724,957    $ 2,545,949
Working Capital......  $(2,556,580)   $(2,306,874
Stockholders' Equity.  $   924,650    $ 1,447,727


Summary Operating Data:

                            Year         Year          Year
                            Ended        Ended         Ended
                           3/31/98      3/31/97       3/31/96
                        ----------    -----------   -----------
Sales................   $  999,710    $1,085,465    $  855,618
Net Loss.............   $ (428,881)   $ (502,641)   $ (693,474)
Net loss Per Share...   $     (.16)   $     (.19)   $     (.29)

                          Year           Year
                          Ended          Ended
                         3/31/95        3/31/94
                       -----------    -----------
Sales................  $ 1,021,747    $   838,098
Net Loss.............  $(1,023,077)   $(1,334,382)
Net loss Per Share...  $      (.57)   $      (.79)


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------
Financial Condition

  At March 31, 1998, working capital was a negative $2,059,228 as compared to a negative $2,167,098 at March 31, 1997, a decrease of approximately $180,000.

  The principal items contributing to the working capital shortfall are operating losses, currently due promissory notes and currently due property taxes.

  At March 31, 1998, the Company's shareholders' equity was a negative $(194,816), down from $234,065 at March 31, 1997, due primarily to operating losses for fiscal 1997.

Results of Operations - Fiscal 1998 Compared to Fiscal 1997

  Revenues for 1998 were down slightly over 1997 with decreases in both gate admissions and food and beverage due primarily to the affect of an unseasonably cold June 1997 on park attendance. The Company contracts out its food and beverage service for a percentage of the sales. Expense amounts for 1998 by items were slightly less than in 1997. Elimination of depreciation of $558,672, a non-cash item, would result in profitable operations for fiscal 1998. As a percentage of gross profit, operating expenses, exclusive of depreciation and interest, declined from 98% in fiscal 1996 to 74% in fiscal 1997 to 72% in fiscal 1998.

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

Liquidity and Capital Resources

  At March 31, 1998, the Company had $2,067,676 in current obligations and $8,448 in current assets. Obligations include notes payable of $1,239,431 and property taxes of $566,762.

  The Company has been able to continue, notwithstanding past financial difficulties, only as a result of sales of 920,000 shares of common stock at $1.00 and $482,000 in loans during fiscal 1995 and 1996. The Company's President purchased 500,000 shares of such stock and was the source of $400,000 in loans. Vancol Industries, Inc., a major shareholder, purchased 25,000 shares of stock and loaned the Company $82,400. Rod Barksdale, a director, purchased 25,000 shares of stock. Arthur T. Biddle, a former director, and a Biddle family partnership purchased 40,000 shares of common stock.

  Although the Company has made substantial inroads toward establishing financial stability, it has not yet achieved it. 1998 was the second consecutive year the Company was able to achieve positive cash flow. For fiscal 1998 its objectives were to eliminate, restructure or reduce its debt, pay its property taxes and strive to produce profitable operations. These objectives were not achieved. The failure to pay its taxes or restructure or pay its debt could result in loss of the Company's water park property.

  The Company's plan recently has been to sell its water park property for sufficient funds to retire its debt. On June 16, 1998, the Company signed a contract for sale of the property for $2 million. The Company believes the sale proceeds would be sufficient to pay all of the Company's obligations. The Company also has engaged in lengthy negotiations with a local recreation district which has interest in acquiring the property in event the current contract does not close. See Item 1. Business and Proposed Sale of the Company's Water Park. See also Note 7 to financial statements.

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

  Kenneth M. Dalton, age 50. President of the Company since October, 1993. Director of the Company since March 16, 1992. President of Meridian Medical Corp., an Englewood, Colorado distributor of medical products (1985-March 1994). In March 1994 the assets of Meridian were sold to Lincare, Inc. of Clearwater, Florida, which provides medical home health care and supplies.

  Rod K. Barksdale, age 49. Vice President of the Company since october, 1993. Director of the Company since March 16, 1992. Employed as an administrator for Public Service Company of Colorado, Glenwood, Springs, Colorado (1977-Present). Mr.
Barksdale receives no salary from the Company and provides services on an as needed basis.

  Ren Berggren, age 49.  Secretary of the Company since
October, 1993. Director of the Company since March 16, 1992. Employed as Vice President of Vancol Industries, Inc., Denver, Colorado, a distributor of beverages (1988-Present). Controller of Worldwide Corporate Services, a Denver, Colorado company engaged in support services for automobile dealerships (1985-
1988). Mr. Berggren receives no salary from the Company and provides services on an as needed basis.

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

                          Summary Compensation

                Annual Compensation            Long-Term Compensation
               ---------------------       --------------------------------
                                              Awards               Payouts
                                           --------------       ------------
                                  Other
Name                             Annual  Restricted                  All Other
and                              Compen-  Stock                  LTIP  Compen-
Principal         Salary  Bonus  sation   Award(s)  Options/   Payouts  sation
Position    Year   ($)     ($)    ($)       ($)     SARs(#)     ($)      ($)
---------   ----  ------  -----  -----    --------  -------    -------  -----
Kenneth M.  1998  18,000   -0-    -0-        -0-                 -0-     -0-
Dalton      1997  18,000   -0-    -0-        -0-                 -0-     -0-
President   1996  15,000   -0-    -0-        -0-     177,777     -0-     -0-
(1)                                                  shares at
                                                     $2.25 per
                                                     share

                                                     61,250
                                                     shares at
                                                     $1.10 per
                                                     share
____________________

  (1)  Mr. Dalton became President of the Company in October, 1993.


  The Company's Board of Directors has no compensation committee.

                Stock Options Held by Executive Officers
                    and Value Thereof at June 1, 1998

                                                                 Value of
                                                                Unexercised
                                                   Number of   In-the-Money
                                                  Unexercised   Options at
                       Shares                       Options       6/1/98
                      Acquired         Value       6/1/98 All      All
Name               on Exercise (#)   Realized($)  Exercisable  Exercisable(1)
-----------        ---------------   ----------   -----------  --------------
Kenneth M. Dalton,      -0-              -0-         279,027        -0-
President
_____________________

  (1) Based on the average closing bid price of the Company's common stock at June 20, 1998 of $.21 as reflected on the NASD's Electronic Bulletin Board.


Director's Fees

  The Company has authorized director's fees of $100 per meeting for each director who is not a salaried officer of the Company, however no director's fees were paid during the year ended March 31, 1998.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
---------------------------------------------------------
  Beneficial ownership of any person or persons means direct or indirect voting or investment power and does not include shares which may be acquired pursuant to warrants, stock options or similar rights. (See "Stock Options" below). The following table sets forth the name and business address of each officer and director and each person whose ownership of the Company's common stock exceeds 5% based on 2,610,475 shares outstanding at June 20, 1998:

   Name of              Amount and Nature of             Percentage
Beneficial Owner        Beneficial Ownership              of Class
----------------        --------------------             ----------
Kenneth M. Dalton(1)(2)        668,419                       25.6%
26 Tamarade Drive
Littleton, CO 80127

Rod K. Barksdale(1)(2)          88,007                       3.3%
2921 Sopris Avenue
Glenwood Springs, CO  81601

Ren Berggren(1)(2)(3)                0                         0%
1700 E. 68th Ave.
Denver, CO 80229

  Name of                    Amount and Nature of          Percentage
Beneficial Owner             Beneficial Ownership           of Class
----------------             --------------------          -----------
James F. Silliman, M.D.            192,142                     7.4%
7408 Greenbriar
Dallas, TX 75225

Keith A. Lowery                    144,734                     5.5%
7477 Singing Hills Drive
Boulder, CO  80301

Officers and Directors             927,592(4)                 31.1%
 as a Group (5 Persons)
____________________

 (1)   Directors of the Company.

 (2)   Officers of the Company

 (3) Mr. Berggren is an officer, director and shareholder of Vancol Industries, Inc. which company owns 56,166 shares of common stock of the Company. He disclaims personal beneficial ownership of the shares of common stock of the Company owned by Vancol Industries, Inc.

 (4) For purposes hereof the shares held by Vancol Industries, Inc. are included in the calculation.



Stock Options

  The control reflected in the foregoing table may be subject to further changes by reason of exercise of certain stock options. Mr. Dalton holds a $400,000 convertible note of the Company whereby he can convert the note balance to up to 177,777 shares of common stock at $2.25 per share. Mr. Dalton also holds an option to purchase 61,250 shares at $1.10 per share through December 25, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
  In April, 1994, the Company issued a $400,000 convertible promissory note to Mr. Dalton pursuant to an arrangement whereby Mr. Dalton personally obtain a $400,000 bank line of credit, the proceeds of which were made available to the Company. The note is convertible into up to 177,777 shares of common stock of the Company at $2.25 per share. At March 31, 1998, the balance on the note was $136,590.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K
-------------------------------------------------------
(a)   (1)   Financial Statements:

            Report of Independent Accountants:

              Balance Sheets at March 31, 1998 and 1997

              Statements of Operations for Years Ended March 31,
              1998, 1997 and 1996

              Statements of Shareholders' Equity

              Statements of Cash Flows for Years Ended March 31,
              1998, 1997 and 1996

              Notes to Financial Statements

(b)    Exhibits:

  3.1     Articles of Incorporation(1)

  3.2     Bylaws(1)

  10.3    Incentive Stock Option Plan(1)

  10.11   Warranty Deed and Deed of Trust - Park Site(2)

  10.12   Indenture of Trust and 10% Secured Promissory
          Note(3)

  10.25   Promissory Note - Vancol Industries, Inc.(4)

  10.26   Convertible Promissory Note for $400,000 - Kenneth
          M. Dalton(5)

  10.28   Convertible Promissory Note for $104,500 - Kenneth
          M. Dalton(6)

  10.29   Stock Option for 61,250 shares - Kenneth M.
          Dalton(6)

  10.30   Contract to Buy and Sell Real Estate -
          Marc L. Logan, Robb MacMillan and
          Jack Wasserman, m.D. a Professional Corporation

  27.1    Financial Data Schedule
______________________

(1)    Incorporated by reference to Form S-18 Registration
       Statement, File No. 33-42730-D, filed September 11, 1991

(2)    Incorporated by reference to Form 10-K for the year ended
       March 31, 1992 filed June 29, 1992, SEC File No. 0-19949

(3) Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993, File No. 0-19949

(4)    Incorporated by reference to Form S-1, SEC File No. 33-
       73774, filed February 9, 1994

(5) Incorporated by reference to Form 8-K, SEC File No. 0-19949, filed May 6, 1994

(6) Incorporated by reference to form 8-K, SEC File No. 0-19949, filed December 30, 1994


(c)    Reports on Form 8-K:

       Reports on Form 8-K were filed during the quarter ended March 31, 1998 and subsequent thereto relating to a contract for the purchase of the Company's water park by Hyland Hills Park & Recreation District and the subsequent termination of the contract.

                            SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                     THE SOUTHSHORE CORPORATION


(Date)                           June 22, 1998
BY(Signature)                    /s/ Kenneth M. Dalton
(Name and Title)                 Kenneth M. Dalton, President
                                 and Principal Executive Officer



(Date)                           June 22, 1998
BY(Signature)                    /s/ Eric L. Nelson
(Name and Title)                 Eric L. Nelson, Principal
                                 Accounting Officer and
                                 Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



(Date)                           June 22, 1998
BY(Signature)                    /s/ Kenneth M. Dalton
(Name and Title)                 Kenneth M. Dalton, Director



(Date)                           June 22, 1998
BY(Signature)                    /s/Rod K. Barksdale
(Name and Title)                 Rod K. Barksdale, Director



(Date)                           June 22, 1998
BY(Signature)                    /s/  Ren Berggren
(Name and Title)                 Ren Berggren, Director

                  INDEX TO FINANCIAL STATEMENTS
                    THE SOUTHSHORE CORPORATION

                       FINANCIAL STATEMENTS

                               with

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                     March 31, 1998 and 1997


                                                           Page
                                                           ----
Report of Independent Certified Public Accountants         F-2

Financial Statements:

  Balance Sheets                                           F-3

  Statements of Operations                                 F-4

  Statement of Changes in Stockholders'
         Equity (Deficit)                                  F-5

  Statements of Cash Flows                                 F-6

  Notes to Financial Statements                            F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
The Southshore Corporation
Englewood, CO

We have audited the accompanying balance sheets of The Southshore
Corporation as of March 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity
(deficit) and cash flows for the three years ended March 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Southshore Corporation as of March 31, 1998 and 1997, and the results of its operations, its cash flows and its changes in stockholders' equity (deficit) for the three years ended March 31, 1998, in conformity with generally accepted accounting principles.

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


                      /s/Schumacher & Associates, Inc.
                      Schumacher & Associates, Inc.
                      12835 East Arapahoe Road
                      Tower II, Suite 110
                      Englewood, CO  80112
May 11, 1998

                       THE SOUTHSHORE CORPORATION

                             BALANCE SHEETS

                                                           March 31,
                                                 1998                   1997
                                                 ---------------------------
Current Assets
     Cash                                     $    1,841          $    3,035
      Accounts receivable                              -               2,815
      Prepaid expenses                             6,607               6,223
                                               ---------           ---------
       Total Current Assets                        8,448              12,073
                                               ---------           ---------
Other Assets
    Property and equipment, net of
      accumulated depreciation (Note 2)        1,885,031           2,440,948
    Deposits                                      17,245              17,245
    Debt and other offering costs, net
      of accumulated amortization                      -               8,347
                                               ---------           ---------
       Total Other Assets                      1,902,276           2,466,540
                                               ---------           ---------
 Total Assets                                 $1,910,724          $2,478,613
                                               ---------           ---------
Current Liabilities
     Notes payable, current portion (Note 3)  $1,201,567          $1,432,071
     Notes and advances payable,
       officer                                    97,400              97,400
     Property taxes payable (Note 8)             566,762             483,651
     Accrued interest                            151,176              89,390
     Accounts payable and accrued expenses        18,926              37,503
     Deferred income                              31,845              39,156
                                               ---------           ---------
       Total Current Liabilities               2,067,676           2,179,171

Notes payable, net of current portion (Note 3)    37,864              65,377
                                               ---------           ---------
 Total Liabilities                             2,105,540           2,244,548
                                               ---------           ---------
Commitments and contingencies (Notes 3, 4,
   7, 8 and 9)                                         -                   -

Stockholders' Equity (Deficit)
    Preferred stock, $.01 par value
     25,000,000 shares authorized,
       none issued and outstanding                     -                   -
    Common stock, $.001 par value
     100,000,000 shares authorized,
      2,610,470 issued and outstanding             2,611               2,611
     Additional paid-in capital                4,377,574           4,377,574
     Accumulated (deficit)                    (4,575,001)         (4,146,120)
                                               ---------           ---------
       Total Stockholders' Equity (Deficit)     (194,816)            234,065
                                               ---------           ---------
Total Liabilities and Stockholders'
  Equity (Deficit)                            $1,910,724          $2,478,613
                                              ==========          ==========

The accompanying notes are an integral part of the financial statements.

                        THE SOUTHSHORE CORPORATION

                         STATEMENTS OF OPERATIONS

                                                    Years Ended March 31,
                                            1998          1997          1996
                                         ---------     ---------    ---------
Revenue
Sales - gate admissions                  $ 767,508     $ 820,968    $ 682,165
Sales - food, beverages and
    merchandise                            232,202       264,497      173,453
                                           -------     ---------      -------
     Total sales                           999,710     1,085,465      855,618

Cost of sales - food,
 beverages and merchandise
 (exclusive of depreciation
 shown separately below)                    22,889        23,713       11,078
                                           -------     ---------      -------
     Gross Profit                          976,821     1,061,752      844,540
                                           -------     ---------      -------
Operating Expenses
  Salaries                                 237,229       263,272      270,938
  Advertising                              121,595        92,953      125,425
  Depreciation                             558,672       559,751      560,511
  Other                                    347,976       428,680      432,379
                                         ---------     ---------    ---------
    Total Operating Expenses             1,265,472     1,344,656    1,389,253
                                         ---------     ---------    ---------
Net (loss) before other income
    (expense) and extraordinary items     (288,651)     (282,904)    (544,713)

   Interest (expense)                     (140,421)     (198,687)    (185,251)
Amortization of debt offering
    costs                                   (9,809)      (21,050)     (21,050)
   Other                                    10,000             -            -
                                          --------       -------       ------
Net (loss) before extraordinary
    items                                 (428,881)     (502,641)    (751,014)

Renegotiated debt and interest
    expense forgiven (Note 6)                    -             -       88,214
                                         ---------     ---------    ---------
  Net (Loss)                             $(428,881)    $(502,641)   $(662,800)
                                         =========     =========    =========
Net (Loss) Per Share Excluding
    extraordinary items                  $    (.16)    $    (.19)   $    (.32)
                                         =========     =========    =========
Net Income Per Share from
    extraordinary item                   $       -     $       -    $     .04
                                         =========     =========    =========
   Net (Loss) Per Share                       (.16)         (.19)        (.28)
                                         =========     =========    =========
Weighted Average Number of
    Shares Outstanding                   2,610,470     2,610,470    2,374,042
                                         =========     =========    =========

The accompanying notes are an integral part of the financial statements.



                          THE SOUTHSHORE CORPORATION

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  From March 31, 1995 through March 31, 1998

                                             Additional
                     Number of    Common    Paid-in      Deficit
                       Shares     Stock     Capital    Accumulated    Total
                    ----------   -------    --------   -----------   -------
Balance at
March 31, 1995      2,137,613     $2,138   $3,903,191  $(2,980,679)  $924,650

Stock issued          472,857        473      474,383            -    474,856

(Loss) for the year
ended March 31,
1996                        -          -            -     (662,800)  (662,800)
                    ---------      -----    ---------   -----------  ---------
Balance at
March 31, 1996      2,610,470      2,611    4,377,574   (3,643,479)   736,706

(Loss) for the year
ended March 31,
1997                        -          -            -     (502,641)  (502,641)
                    ---------      -----    ---------   -----------  ---------
Balance at
 March 31, 1997     2,610,470      2,611    4,377,574   (4,146,120)   234,065

(Loss) for the year
ended March 31,
1998                        -          -            -     (428,881)  (428,881)

Balance at
March 31, 1998      2,610,470     $2,611   $4,377,574  $(4,575,001) $(194,816)
                    =========     ======   ==========  ============ ==========

  The accompanying notes are an integral part of the financial statements.

                          THE SOUTHSHORE CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                 Years Ended March 31,
                                            1998          1997         1996
                                            ----          ----         ----
Cash Flows from Operating  Activities:
  Net (Loss)                            $ (428,881)   $ (502,641)  $ (662,800)

Adjustments to Reconcile Net (Loss)
 to Net Cash Provided by Operating
 Activities:
    Depreciation                           558,672       559,751      560,511

    Amortization debt offering cost and
     bond discount                           9,809        21,050       21,050
    (Increase) in other current assets        (384)       (4,192)           -
    Increase (decrease) in accounts
      payable, accrued expenses and
      other                                107,335        48,851     (140,000)
                                           -------        ------     ---------
Net Cash Provided by (Used in)
 Operating Activities                      246,551       122,819     (221,239)
                                           -------       -------     ---------
Cash Flow from Investing  Activities:
  Deposits (paid) returned                       -        31,240            -

  Land, property and equipment
   acquired (disposed of)                      272       (25,887)       9,941

  (Decrease) in accounts payable,
    construction                                 -             -     (368,472)
                                            ------        ------     ---------
 Net Cash (Used in) Investing
  Activities                                   272         5,353     (358,531)
                                            ------        ------     ---------
Cash Flows from Financing Activities:
  Advances and loans from related
   parties                                       -             -       71,000

  Proceeds from notes payable                    -        75,000       55,000

  Payments made on notes payable          (248,017)     (201,762)     (20,000)

  Issuance of stock and warrants, net of
   offering costs                                -             -      474,856
                                          ---------     ---------     -------
Net Cash Provided by Financing Activities (248,017)     (126,762)     580,856
                                          ---------     ---------     -------
Increase (Decrease) in Cash                 (1,194)        1,410        1,086

Cash, Beginning of Period                    3,035         1,625          539
                                           -------       -------      -------
Cash, End of Period                        $ 1,841      $  3,035     $  1,625
                                           =======      ========     ========
Income Taxes Paid                          $     -      $      -     $      -
                                           =======      ========     ========
Interest Paid                              $78,635      $152,611     $113,101
                                           =======      ========     ========

The accompanying notes are an integral part of the financial statements.

                    THE SOUTHSHORE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES
      --------------------------------------------------
  This summary of significant accounting policies of The Southshore Corporation (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

  Debt Offering Costs
  -------------------
  The Company incurred $105,250 in debt offering costs related to a successful private placement of secured notes. These offering costs were amortized on a straight-line basis over the five year term of the notes.

  Per Share Information
  ---------------------
  Per share information is computed based upon a weighted average number of shares outstanding.

                    THE SOUTHSHORE CORPORATION

 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES, Continued
      --------------------------------------------------
  Geographic Area of Operations and Interest Rates

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

 2.   PROPERTY AND EQUIPMENT
      ----------------------
    Property and equipment is summarized as follows:
                                                          March 31,
                                                    -------------------
                                                    1998            1997
                                                    ----            ----
    Buildings                                   $   744,332    $   744,332
    Recreational park facilities                  3,673,082      3,669,486
    Office furniture and equipment                    9,832          9,832
    Equipment                                        98,829        102,697
    Land                                            435,173        435,173
                                                  ---------      ---------
                                                  4,961,248      4,961,520

    Less accumulated depreciation                 3,076,217      2,520,572
                                                -----------    -----------
                                                $ 1,885,031    $ 2,440,948
                                                ===========    ============

                    THE SOUTHSHORE CORPORATION

 3. NOTES PAYABLE
    -------------
    Notes payable are summarized as follows:
                                                          March 31,
                                                    1998           1997
                                                    ----           ----
    Note payable to individual,
    collateralized by 7 1/2 acres
    of real estate, $2,957 per
    month with interest at 8%,
    due March 20, 2000                          $   72,841     $   94,360

    Note payable, interest at prime,
    renewable annually (see below *).              136,590        356,000

    Note payable, interest at 12% per
    annum, collateralized by deed of
    trust, due September 30, 1997                   75,000         75,000

    Notes payable, interest at 10%
    payable semiannually, was due in
    three installments, $10,000
    due June 30, 1995 and 1996, and
    $13,550 due June 30, 1997.                           -         13,550

    Notes payable, private offering
    collateralized through an
    indenture of trust by all of
    the Company's real property
    and improvements subject to
    a second deed of trust on the
    7 1/2 acres above, interest at
    10% payable quarterly which
    commenced June 30, 1993 and
    four equal installments of
    principal which were scheduled
    to commencing June 30, 1994
    net of unamortized discount of
    $1,462 at March 31, 1997
    (see below**)                                  955,000        958,538
                                                 ---------      ---------
                                                 1,239,431      1,497,448
    Less current portion                        (1,201,567)    (1,432,071)
                                               ------------   ------------
    Long-term portion                          $    37,864    $    65,377
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

          Maturities of notes payable after giving effect to the default provisions are summarized as follows:

               1998                $1,239,431
               1999                    37,864

          ** The provisions of indenture relating to the 10% secured notes contain various covenants pertaining to limitations on restricted payments (such as dividends, aggregate officers' compensation in excess of defined limits, etc.) based on maintenance of working capital and tangible stockholders' equity parameters. There are also limitations on total debt allowed. Also, the Company failed to make required 25% per year repayments of the $955,000 of notes payable outstanding. A note holder with a principal balance of $100,000 has threatened litigation against the Company. As of March 31, 1998, the entire balance of these notes payable have been shown as a current liability in the financial statements since the notes are in default.

 4.       STOCKHOLDERS' EQUITY
          --------------------
          Common Stock Options
          --------------------
          A shareholder of the Company has loaned $97,400 to the Company with interest rates ranging from prime to 12% per annum. As of March 31, 1998, none of the amounts loaned has been repaid. $82,400 of the balance of the notes payable of $97,400 is convertible at the shareholders option into common stock of the Company since the balance was not paid when due. The payable to the shareholders is uncollateralized.

          The President was granted an option to acquire 61,250 shares at $1.10 through December 25, 1999. The President also has an option to purchase 177,777 shares. See Note 3 above.

                    THE SOUTHSHORE CORPORATION

 4.       STOCKHOLDERS' EQUITY, Continued
          -------------------------------
          Incentive Stock Option Plan

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

          As of March 31, 1998, there are no current or deferred income taxes payable. As of March 31, 1998, the Company has total deferred tax assets of approximately $1,600,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,600,000. Thus, no tax assets have been recorded in the financial statements as of March 31, 1998.

                    THE SOUTHSHORE CORPORATION

 5.       INCOME TAXES, CONTINUED
          -----------------------
          The Company has available at March 31, 1998 certain unused net operating loss carryforwards which may be applied against future taxable income expiring in various years through 2012. The amount which may be carried forward varies resulting from past and possible future changes in stock ownership, including warrant and stock options outstanding. The Company estimates that it has carryforwards of approximately $2,500,000 currently available.

 6.       RENEGOTIATED DEBT AND INTEREST
          ------------------------------
          During the year ended March 31, 1996 the Company renegotiated the balance of a debt and accrued interest to a creditor downward from $278,214 to $190,000, an adjustment of $88,214. Of this amount $30,674 was principal and $57,540 of accrued interest. The $88,214 renegotiated debt and interest expense was accounted for as an extraordinary item in the statement of operations and amounted to a reduction of the net loss per share of $.04. The source of the repayment of the renegotiated debt was principally from proceeds of notes payable to shareholders and others.

 7.       CONTINGENCIES, GOING CONCERN
          ----------------------------
          As of March 31, 1998, the Company has accumulated losses aggregating $4,575,001 and had a working capital deficiency of $2,059,228. The Company is attempting to sell substantially all of its assets to pay its current debt and delinquent taxes. Management is hopeful such a sale will materialize and allow the Company to continue as a going concern. The Company's ability to continue as a going concern depends upon its success in obtaining additional funding, increasing its debt financing and/or improving its operating results, or the sale of its assets. There is no assurance that the Company will be successful in these efforts. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    THE SOUTHSHORE CORPORATION

8.        DELINQUENT PROPERTY TAXES
          -------------------------
          As of March 31, 1998 the Company had $566,762 property taxes payable, the majority of which are delinquent. In addition, included with other accrued interest in the financial statements is $140,120 of accrued interest on delinquent property taxes. Failure to pay these taxes and accrued interest could eventually result in loss of ownership of the property.

9.        SUBSEQUENT EVENT
          ----------------
          A special meeting of the shareholders of the Company is scheduled for August, 1998 for the purpose of considering the sale of substantially all the Company's assets for $2,000,000.