Form 10-Q
period 1998-06-30
SOUTHSHORE CORP /CO
filed 1998-08-13
CIK 859747

                        FORM 10-Q
            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.   20549

(Mark One)

    [X] QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 0-19949

                      THE SOUTHSHORE CORPORATION
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Colorado                         84-1153522
      ------------------------------           --------------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)         Identification No.)

   10750 East Briarwood Avenue,   Englewood, Colorado  80112
   ---------------------------------------------------------
            (Address of principal executive offices)

                       (303)  649-9875
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

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of June 30, 1998.

                           Page-1

                   PART I -FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
   -----------------------------
   THE SOUTHSHORE CORPORATION

   BALANCE SHEET (Unaudited)

                                                March 31         June 30
                                                  1998             1998
   CURRENT ASSETS
   Cash                                            1,841           44,346
   Acounts Receivable                                  0           14,109
   Notes Receivable                                    0                0
   Inventory                                           0            5,264
                                                ________         ________
         Total Current Assets                      1,841           63,719

   OTHER ASSETS

   Land                                          435,173          435,173
   Property and Equipment,
     -net of accum depr. of
   $3,076,217 and $3,216,434 Respect.          1,449,858        1,309,641
   Deposits                                       17,245           17,285
   Prepaids                                        6,607           27,139
   Debt Offering Costs,
     -net of accum amort                               0                0
                                                ________         ________
        Total Assets                           1,910,724        1,852,957

   CURRENT LIABILITIES

   Notes Payable -Current                      1,068,852        1,066,520
   Notes Payable -Related Parties                233,990          196,820
   Payroll Taxes Payable                           1,649            8,028
   Property Taxes Payable                        566,762          581,284
   Accrued Interest                              151,176          165,929
   Accounts Payable -Trade                        17,048           59,197
   Deferred Income                                31,845           82,806
   Accrued Payroll                                   227            2,909
   Other Accrued Expenses                              0                0
                                               __________        ________
        Total Current Liabilities               2,071,550       2,163,493

   Notes Payable
     -net of current portion                       33,989          25,743
   Notes Payable -Related Parties
     -net of current portion                            0               0
                                                _________       _________
        Total Liabilities                       2,105,539       2,189,237

   STCOCKHOLDERS' EQUITY

   Preferred Stock, $.01 Par Value
     25,000,000 Shares Authorized
     None Issued and Outstanding

   Common Stock, $.001 Par Value
     100,000,000 Shares Authorized;
   2,610,470 issued and outstanding
   respectively                                     2,611          2,611

   Additional Paid-In Capita                   l4,377,574      4,377,574
   Retained Earnings                           (4,575,000)    (4,716,465)
                                               __________      _________
        Total Stockholders' Equity               (194,815)      (336,279)

        Total Liabilities and
        Stockholders' Equity                    1,910,724      1,852,957

                            Page-2

   THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                            Three Months     Three Months
                                            Ended June 30,   Ended June 30,
                                               1998             1997
   Revenue
   Sales -Admissions                           179,713          198,276
   Sales -Food, Merchandise                     46,382           50,938
   Sales -Other                                  2,515              326
   Corporate Sponsorships                        5,750           10,250
                                              ________         ________
        Total Sales                            234,360          259,790


   Cost of Sales                                 5,703            5,621
                                              ________        _________
   Gross Profit                                228,657          254,169

   Operating Expenses

   Salaries                                     71,634           83,254
   Payroll Taxes                                 8,144            6,564
   Operating Supplies                            6,489            5,471
   Chemicals                                     6,437            6,752
   Repairs & Maintenance                        11,400           11,760
   Advertising                                  44,626           79,072
   Outside Services                             11,788            8,099
   Utilities                                    14,174           38,173
   Insurance                                    10,102            9,843
   Depreciation & Amort                        140,217          139,792
   Property Taxes                               24,270           28,254
  Other                                          2,282            3,701
                                               _______         ________
        Total Operating Exp                    351,561          420,734


   Excess of Expense Over
   Revenue (Before Other
   Income/Expense)                            (122,904)        (166,565)


   Other Income                                  5,525            2,917
   Interest Expense (Net)                      (24,085)         (48,304)
   Amort. of Debt Offering                           0           (5,263)
                                              ________         ________

        Net Profit(Loss)                      (141,464)        (217,215)

   Net Profit (Loss) Per Share                   (0.05)           (0.08)

                              Page-3

     THE SOUTHSHORE CORPORATION

    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

     From March 31, through June 30, 1998
     (Unaudited)

                                                         Retained
                   Number of   Common    Additional      Earnings
Date                 Shares    Stock   Paid-In Capital   (Deficit)    Total
Balance at
March 31, 1998     2,610,470   2,611      4,377,574     (4,575,000)  (194,815)
Net Profit(Loss)
3 Months Ended
June 30, 1998                                             (141,464)  (141,464)

Balance at June
30, 1998           2,610,470   2,611      4,377,574     (4,716,464)  (336,279)


                                  Page-4

   THE SOUTHSHORE CORPORATION

   STATEMENT OF CASH FLOWS
   (Unaudited)

                                             Three Months     Three Months
                                            Ending June 30   Ending June 30
                                                1998              1997
Cash flows from Operating Activities
   Net Profit(Loss)                               (141,464)        (217,215)


Adjustments to Reconcile Net(Loss)
 to Net Cash (Used In) Operating
 Activities

   Amortization and Depreciation                   140,217         145,055
   (Increase)  in Accounts Receivable              (14,109)        (11,556)
   (Increase) in Inventory                          (5,264)         (9,557)
   Increase in Accounts Payable
   and Accrued Expenses                             80,485         177,721

   Other, net                                       30,429          (8,592)
                                                  ________        ________

Net Cash (Used In) Operating Activities             90,293          75,856



   Cash flows from Investing Activities

   Deposits                                           (40)           (280)
   Land, Property, Equipment                            0          (3,402)
                                                  _______         _______

Net Cash (Used In) Investing Activities               (40)         (3,682)



   Cash flows from Financing Activities

   Increase(Decrease) Debt                        (47,748)       (56,581)
Issuance of Stock, Net of Offering Costs                0              0
                                                   ______        _______

Net Cash Provided by Financing Activities         (47,748)       (56,581)
                                                  _______         ______

   Increase(Decrease) in Cash                      42,505         15,593


   Cash, Beginning of Period                        1,841          3,035

   Cash, End of Period                             44,346         18,628
                                                  _______       ________


   Income Taxes Paid                                    0              0

   Interest Paid                                    2,119         33,623

                           Page-5

                     THE SOUTHSHORE CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

                           June 30, 1998
                            (Unaudited)

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

      The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1998. The results of operation for the period ended June 30, 1998 are not indicative of the operating results for the full year.

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

                          Page-6

  (2) Liquidity and Capital Resources
      -------------------------------
      See Management's Discussion for disclosure related to liquidity and capital and the related contingencies and commitments.

  (3) Net Profit and Loss Per Common Share
      ------------------------------------
      Net profit and loss per common share for the three month period ended June 30, 1998 and 1997 has been computed based on the weighted number of shares outstanding during the respective periods.

  (4) Bank Line of Credit -Note to President
      --------------------------------------
      On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At June 30, 1998, the balance was $99,420.

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

  (6) Property Tax Lien
      -----------------
      First Union National Bank (New Jersey) holds a property tax certificate from Arapahoe County, Colorado in the amount of $581,284 plus interest of $156,325, at June 30, 1998, on the Company's 16-acre water park property. The tax certificate draws interest at 13% per annum and may be converted into a tax deed at the request of First Union. The Company would have the right to redeem the certificate for a period of approximately four months from the time First Union requests a deed by paying the full amount of the property tax certificate plus accrued interest (a total of $737,609 at June 30, 1998). As of the date of this report First Union had not requested Arapahoe County to issue a tax deed.

                              Page-7

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

Financial Condition

     At June 30, 1998, working capital was a negative $2,099,774 as compared to a negative $2,069,709 at March 31, 1998. The principal reasons for the working capital shortfalls are unpaid and accrued property taxes of $581,284, accrued interest on property taxes, trade payables, and $955,000 in notes currently in default. See "Liquidity and Capital Resources" below.

     At June 30, 1998, the Company's shareholders' equity was negative $336,279, down from a negative $194,815 at March 31, 1998, due entirely to operating losses from startup costs for the summer of 1998.

Results of Operations -Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

     Revenues for the current three months were down 10% compared to the same period in 1997. This decrease is accounted for by early season rain, cool conditions and delaying the opening date of the facility a week in an effort to reduce startup costs for the summer.

     Total operating expenses were down 16% as compared to the comparable period in 1997. Salaries were down 14%. Advertising expenditures decreased 44% as management of advertising were brought in-house to save on agency fees and production costs for the season. The cost of operating supplies, chemicals and utilities was down 46% as the company continues to refine its need for these products and services. Depreciation and amortization remained basically the same for the two periods. The interest expense for current period reflects suspension of interest payments to some of its creditors as work-out arrangements are made with, debtors, subject to sale of the Company's waterpark property and satisfaction of these obligations. (see Liquidity and Capital Resources)

Liquidity and Capital Resources

     At June 30, 1998, the Company had $2,163,493 in current obligations, primarily composed of notes payables and accrued and past due property taxes. Notes payable of $220,000 due June 30, 1997 and $735,000 due September 30, 1997 are currently in default. These notes are secured by a first mortgage on portions of the waterpark property. The Company's waterpark property is subject to a property tax lien that was recently issued to a banking institution in New Jersey. The Company could be in a position in the near future where it would have to pay the full amount of this lien or loose title to the property.

     Although the Company has made substantial inroads toward financial stability, it has not yet achieved it. The Company recently has been attempting to sell its water park property for sufficient funds to retire its debt. On June 16, 1998, the Company signed a contract for sale of

                              Page-8
the property for $2 million, subject to certain conditions, including that the buyers be able to obtain financing On July 27, 1998 the Buyers terminated the contract due to inability to obtain financing. The Company has also engaged in lengthy negotiations with a local recreation district which has interest in acquiring the property in event the current contract does not close.

     As of June 30, 1998, the company has accumulated losses aggregating $4,716,465 and had a working capital deficiency of $2,099,774. The company is attempting to sell substantially all of its assets to pay its current debt and delinquent taxes. Management is hopeful such a sale will materialize and allow the Company to continue as a going concern. The Company's ability to continue as a going concern depends upon its success in obtaining additional funding, increasing its debt financing and/or improving its operating results, or the sale of its assets. There is no assurance that the Company will be successful in these efforts. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     A special meeting of the shareholders of the Company has been scheduled tenatively for the purpose of considering the sale of substantially all the Company's assets for $2,000,000. However, it will be delayed until the Company has the property under contract for sale, of which there is no assurance.








                               Page-9

PART II -OTHER INFORMATION

ITEM 5     OTHER INFORMATION
-----------------------------
     On June 16, 1998, the Company entered into a contract to sell its water park property for $2 million to three individuals, subject to certain conditions customary in real estate sales, including financing for the buyers. On July 27, 1998 the Buyers informed the Company that they will be unable to obtain financing of $1,400,000 and therefore terminated the contract.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------
(a)  Exhibits

       3.1        Articles of Incorporation(1)

       3.2        Bylaws(1)

       10.3       Incentive Stock Option Plan(1)

       10.12      Indenture of Trust and 10% Secured Promissory Note(2)

       10.25      Promissory Note -Vacuole Industries, Inc.(3)

       10.26      Convertible Promissory Note -Kenneth M. Dayton(4)

       10.27      Stock Option -Kenneth M. Dayton(4)

       10.28      Convertible Promissory Note $104,500 -Kenneth M. Dalton(5)

       10.29      Stock Option 61,250 shares -Kenneth M. Dalton(5)

       10.30      Contract to Buy and Sell Real Estate -
                  Marc L. Logan, Robb MacMillan and Jack Wasserman, M.D. a professional Corporation (6)

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

                              Page-10

       (4) Incorporated by reference to Form 8-K filed May 5, 1994, File No. 0-19949

       (5) Incorporated by reference to Form 8-K filed December 30, 1994, File No. 0-19949

       (6) Incorporated by reference to schedule 14A filed June 22, 1998, File No. 0-19949


  (b) Reports on Form 8-K:

      Reports on Form 8-K were filed during the quarter ended June 30, 1998, relating to the contract tosell the Company's water park property to Hyland Hills Park and Recreation District and the subsequent termination of such contact.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                           THE SOUTHSHORE CORPORATION
(Date)                                 August 5, 1998
By:(Signature)                         /s/ Kenneth M. Dalton
(Name and Title)                       Kenneth M. Dalton, President
                                       and Principal Executive Officer



(Date)                                  August 5, 1998
By:(Signature)                          /s/ Eric L. Nelson
(Name and Title)                        Eric L. Nelson
                                        Principal Accounting Officer








                          Page-11