Form 10-K/A
period 1998-03-31
SOUTHSHORE CORP /CO
filed 1998-08-27
CIK 859747

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
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to
                                   --------------------   ------------------
Commission file number   0-19949
                      --------------

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
                            (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes         No    X
                                          -------------       ----------
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

Competition and Marketing Plans

     In general, the Company will be in competition for entertainment dollars in the Denver Metro Area. There are various broad forms of such entertainment, at various costs, appealing to a broad mass of the some 2,200,000 people who live in the area and tens of thousands of summer visitors. These include warm weather activities such as amusement parks, Lakeside and Elitch's, water recreation areas such as Cherry Creek Reservoir and Chatfield Recreation Area, many local swimming pools, golf, tennis and similar activities. However, the most significant direct competition is from Water World, a 60-acre water park located in the north part of the Denver Metro Area approximately 21 miles from the Company's park.

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

     Notwithstanding the foregoing the Company believes it has found a niche in this competitive arena. It utilizes admission charges of $12.95 for adults and $10.95 for children 3 years to 48 inches tall, which are less than those of Water World. In addition, it has various discount programs, including half day rates of $6.00, group sales and season passes. In addition the

Company operates a first rate park in terms of safety, maintenance of rides, park cleanliness, friendliness and competence of park staff. The Company also offers quality food and beverages at competitive prices. Further, an assortment of beach items such as swim wear, towels, suntan lotion, sunglasses, hats, t-shirts and souvenirs are offered to patrons. Management believes that the foregoing in addition to convenience of location to residents of the southern Denver Metro Area will attract additional patrons to the Company's water park.. however there is no assurance that patronage will be sufficient to permit the company to permit profitable operations. Poor operating results primarily are a result of lack of patronage which is tied to weather conditions.

Attendance at the Company's water park for fiscal 1998, 1997, and 1996 was 94,712, 105,351 and 91,393, respectively.
Variations in attendance is generally attributable to weather conditions.

Personnel

     At March 31, 1998, the Company had one part-time employee and one full-time employee, the Company's in-house accountant and the general manager, respectively. The Company's President serves in a part-time, as needed position. Approximately one hundred full and part-time seasonal personnel, depending upon attendance, including maintenance personnel, lifeguards, guest relations, groundskeepers, cash control and emergency medical personnel, are employed. The Company does not expect there to be a shortage of the required labor force. Seasonal personnel are expected to come largely from the ranks of college and high school students on summer break from school. Employees are not covered by a collective bargaining agreement.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     Currently there are no material legal proceedings pending or threatened against the Company or its assets other than a threat of litigation by a holder of $100,000 in secured notes, however this noteholder has indicated he will settle his claim on the same basis offered other noteholders. Any action against the Company on the secured notes would need to be initiated by a trustee under the indenture lien. Further, there is a tax lien and a note holder lien on the Company's principal asset which could result in proceedings involving title to the property.

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


Summary Balance Sheet Data:

                           As of          As of          As of
                          3/31/98        3/31/97        3/31/96
                        -----------    -----------    -----------
Total Assets.........   $ 1,910,724    $ 2,478,613    $ 3,028,190
Total Liabilities....   $ 2,105,540    $ 2,244,548    $ 2,322,158
Long Term Obligations   $    37,864    $    65,377    $   953,098
Working Capital......   $(2,059,228)   $(2,167,098)   $(1,362,589)
Stockholders' Equity.   $  (194,816)   $   203,391    $   706,032


                         As of           As of
                        3/31/95         3/31/94
                      -----------     -----------
Total Assets.........  $ 3,649,607    $ 3,991,676
Total Liabilities....  $ 2,724,957    $ 2,545,949
Long Term Obligations  $   145,632    $   129,058
Working Capital......  $(2,556,580)   $(2,306,874
Stockholders' Equity.  $   924,650    $ 1,447,727


Summary Operating Data:

                            Year         Year          Year
                            Ended        Ended         Ended
                           3/31/98      3/31/97       3/31/96
                        ----------    -----------   -----------
Sales................   $  999,710    $1,085,465    $  855,618
Net Loss.............   $ (428,881)   $ (502,641)   $ (693,474)
Net loss Per Share...   $     (.16)   $     (.19)   $     (.29)
Net Loss Before
Extraordinary Items     $ (428,881)   $ (502,641)   $ (751,014)
Net Loss Per Share
Before Extraordinary
Items.................  $     (.16)   $     (.19)   $     (.32)
                          Year           Year
                          Ended          Ended
                         3/31/95        3/31/94
                       -----------    -----------
Sales................  $ 1,021,747    $   838,098
Net Loss.............  $(1,023,077)   $(1,334,382)
Net loss Per Share...  $      (.57)   $      (.79)


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------
Financial Condition

  At March 31, 1998, working capital was a negative $2,059,228 as compared to a negative $2,167,098 at March 31, 1997, a decrease of approximately $108,000.

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

        Interest expense for fiscal 1998 was $58,266 less than fiscal 1997 due to reduction in outstanding indebtedness and lower interest rates on one note to the Company's President. Amortization of debt offering costs was only $9,809 for fiscal 1998 because it was the last period in which such expense was allocable and the $9,809 was all that remained.

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

        As indicated by the Statement of Cash Flows (page F-6), the Company has not obtained funding in the past two years from the sale of its common stock. Rather it has relied primarily upon revenues from operations and a bank line of credit of its
president to provide funds for operations.   Operating  expenses
have been reduced each of the past three years; however the Company is yet unable to achieve profitable operations..


  Although the Company has made substantial inroads toward establishing financial stability, it has not yet achieved it.
1998 was the second consecutive year the Company was able to achieve positive cash flow except for payment of real estate taxes.
 For fiscal 1998 its objectives were to eliminate, restructure or reduce its debt, pay its property taxes and strive to produce profitable operations.  These objectives were not achieved.
The failure to pay its taxes or restructure or pay its debt could result in loss of the Company's water park property.

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

Year 2000
-------------
    Since the Company expects to sell its water park property soon and attempt to locate another business opportunity, of which there is none under consideration, the Company is not able to meaningfully make any plans or disclosures about how year 2000 issues may affect the Company or its operations , if any.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
  In April, 1994, the Company issued a $400,000 convertible promissory note to Mr. Dalton pursuant to an arrangement whereby
Mr. Dalton personally obtain a $400,000 bank line of credit, the proceeds of which were made available to the Company. The
Company pays the interest on the bank line of credit which is the bank's prime rate. The bank line of credit is secured by assets owned by the president. The note is convertible into up to 177,777 shares of common stock of the Company at $2.25 per share. At March 31, 1998, the balance on the note was $136,590.

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

(Registrant)                     THE SOUTHSHORE CORPORATION


(Date)                           August 19, 1998
BY(Signature)                    /s/ Kenneth M. Dalton
(Name and Title)                 Kenneth M. Dalton, President
                                 and Principal Executive Officer



(Date)                           August 19, 1998
BY(Signature)                    /s/ Eric L. Nelson
(Name and Title)                 Eric L. Nelson, Principal
                                 Accounting Officer and
                                 Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



(Date)                           August 19, 1998
BY(Signature)                    /s/ Kenneth M. Dalton
(Name and Title)                 Kenneth M. Dalton, Director




(Name and Title)                 Rod K. Barksdale, Director



(Date)                           August 24, 1998
BY(Signature)                    /s/  Ren Berggren
(Name and Title)                 Ren Berggren, Director

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

                        THE SOUTHSHORE CORPORATION

                         STATEMENTS OF OPERATIONS

                                                    Years Ended March 31,
                                            1998          1997          1996
                                         ---------     ---------    ---------
Revenue
Sales - gate admissions                  $ 767,508     $ 820,968    $ 682,165
Sales - food, beverages and
    merchandise                            232,202       264,497      173,453
                                           -------     ---------      -------
     Total sales                           999,710     1,085,465      855,618

Operating Expenses
  Salaries                                 237,229       263,272      270,938
  Advertising                              121,595        92,953      125,425
  Depreciation                             558,672       559,751      560,511
  Other                                    370,865       452,393      443,457
                                         ---------     ---------    ---------
    Total Operating Expenses             1,288,361     1,368,369    1,400,331
                                         ---------     ---------    ---------
Net (loss) before other income
    (expense) and extraordinary items     (288,651)     (282,904)    (544,713)

   Interest (expense)                     (140,421)     (198,687)    (185,251)
Amortization of debt offering
    costs                                   (9,809)      (21,050)     (21,050)
   Other                                    10,000             -            -
                                          --------       -------       ------
Net (loss) before extraordinary
    items                                 (428,881)     (502,641)    (751,014)

Renegotiated debt and interest
    expense forgiven (Note 6)                    -             -       88,214
                                         ---------     ---------    ---------
  Net (Loss)                             $(428,881)    $(502,641)   $(662,800)
                                         =========     =========    =========
Net (Loss) Per Share Excluding
    extraordinary items                  $    (.16)    $    (.19)   $    (.32)
                                         =========     =========    =========
Net Income Per Share from
    extraordinary item                   $       -     $       -    $     .04
                                         =========     =========    =========
   Net (Loss) Per Share                       (.16)         (.19)        (.28)
                                         =========     =========    =========
Weighted Average Number of
    Shares Outstanding                   2,610,470     2,610,470    2,374,042
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

Revenue Recognition
---------------------------
The Company recognizes revenue, principally consisting of gate admissions and food and merchandise sales, as earned as customers are admitted to the facility and as food and merchandise are sold to customers.

Impairment Policy for long-Lived Assets
--------------------------------------------------
The Company reviews its Long-Lived assets periodically, and at least annually, to determine if there is any impairment in the carrying values. If management determines that impairments exist, adjustments would be made to the carrying values. As of March 31, 1998 there were no impairment adjustments.

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

          Maturities of notes payable after giving effect to the default provisions are summarized as follows:

               1998                $1,239,431
               1999                    37,864
  The fair market value of notes payable is estimated to be equivalent to the unpaid balance of the notes payable since the interest rates and terms appear to be reasonable and appropriate under the circumstances.

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