Form 10-Q
period 1998-09-30
SOUTHSHORE CORP /CO
filed 1998-11-13
CIK 859747

PAGE>


                     FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.   20549

(Mark One)

    [X]  QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 0-19949
                       -------
               THE SOUTHSHORE CORPORATION
     ---------------------------------------------------
    (Exact name of registrant as specified in its charter)

            Colorado                       84-1153522
   -----------------------------          ---------------
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)        Identification No.)

    10750 East Briarwood Avenue,   Englewood, Colorado  80112
    ---------------------------------------------------------
          (Address of principal executive offices)

                       (303)  649-9875
         -------------------------------------------------
        (Registrant's telephone number, including area code)

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

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of September 30, 1998.

               PART I -FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
   THE SOUTHSHORE CORPORATION

   BALANCE SHEET (Unaudited)

                                           March 31              Sept 30
                                             1998                  1998
   CURRENT ASSETS
   Cash                                      1,841                227,593
   Acounts Receivable                            0                 39,954
   Notes Receivable                              0                      0
   Inventory                                     0                      0
                                             ______              ________
         Total Current Assets                1,8412                67,547

   OTHER ASSETS

   Land                                     435,173               435,173
   Property and Equipment,
     -net of accum depr. of
   $3,076,217 and $3,356,972 Respect.      1,449,858            1,171,998
   Deposits                                   17,245               17,045
   Prepaids                                    6,607               17,949
   Other Assets                                    0                1,617
   Debt Offering Costs,
     -net of accum amort                           0                    0
                                             _______             ________
        Total Assets                       1,910,724            1,911,329

   CURRENT LIABILITIES

   Notes Payable -Current                   1,068,852            987,665
   Notes Payable -Related Parties             233,990            101,008
   Payroll Taxes Payable                        1,649              4,519
   Property Taxes Payable                     566,762            605,658
   Accrued Interest                           151,176            174,422
   Accounts Payable -Trade                     17,048             56,159
   Deferred Income                             31,845              1,000
   Accrued Payroll                                227            273,207
   Other Accrued Expenses                           0             14,852
                                             ________         __________
        Total Current Liabilities           2,071,550          2,218,490

   Notes Payable
     -net of current portion                   33,989             17,331
   Notes Payable -Related Parties
     -net of current portion                        0                  0
                                              ________          ________
        Total Liabilities                    2,105,539         2,235,822

   STCOCKHOLDERS' EQUITY

   Preferred Stock, $.01 Par Value
     25,000,000 Shares Authorized
     None Issued and Outstanding

   Common Stock, $.001 Par Value
     100,000,000 Shares Authorized;
   2,610,470 issued and outstanding
   respectively                                2,611             2,611

   Additional Paid-In Capital               4,377,574        4,377,574
   Retained Earnings                       (4,575,000)      (4,704,678)
                                            _________        _________
        Total Stockholders' Equity           (194,815)        (324,493)

        Total Liabilities and
        Stockholders' Equity                 1,910,724       1,911,329

   THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                   Three Months           Three Months
                                  Ended Sept 30,         Ended Sept 30,
                                     1998                    1997
   Revenue

   Sales -Admissions                    597,904                 567,259
   Sales -Food, Merchandise             161,213                 154,403
   Sales -Other                           1,680                   2,946
   Corporate Sponsorships                 4,750                   7,500
                                     __________               _________
        Total Sales                     765,547                 732,108


   Cost of Sales                         18,581                  17,268
                                     __________               _________
   Gross Profit                         746,966                 714,840


   Operating Expenses

   Salaries & Bonuses                   384,700                 115,921
   Payroll Taxes                         25,773                  20,855
   Operating Supplies                     2,940                   3,630
   Chemicals                              5,792                   4,032
   Repairs & Maintenance                  6,998                   3,761
   Advertising                           21,177                  39,581
   Outside Services                      19,134                  10,403
   Utilities                             65,558                  46,888
   Insurance                              9,776                  10,202
   Depreciation & Amort                 140,539                 139,846
   Property Taxes                        24,374                  28,254
  Other                                  17,988                    (547)
                                      _________               _________
        Total Operating Exp             724,747                 422,826


   Excess of Expense Over
   Revenue (Before Other
   Income/Expense)                       22,219                 292,015


   Other Income                           2,604                   2,751
   Interest Expense (Net)               (13,047)                (48,569)
   Amort. of Debt Offering                    0                  (3,084)
                                        ________             __________

        Net Profit(Loss)                  11,776                243,113

   Net Profit (Loss) Per Share              0.00                   0.09


   THE SOUTHSHORE CORPORATION

   STATEMENT OF OPERATIONS
   (Unaudited)

                                          Six Months          Six Months
                                        Ended Sept 30,       Ended Sept 30,
                                            1998                  1997
   Revenue
   Sales -Admissions                          777,617              765,535
   Sales -Food, Merchandise                   207,595              205,666
   Sales -Other                                 4,195                2,946
   Corporate Sponsorships                      10,500               17,750
                                            _________            _________
        Total Sales                           999,907              991,898


   Cost of Sales                               24,284               22,889
                                            _________             ________
   Gross Profit                               975,624              969,009


   Operating Expenses

   Salaries & Bonuses                         456,324             199,175
   Payroll Taxes                               33,916              27,419
   Operating Supplies                           9,428               9,101
   Chemicals1                                   2,229              10,784
   Repairs & Maintenance                       18,398              15,521
   Advertising                                 65,803             118,653
   Outside Services                            30,922              18,502
   Utilities                                   79,732              85,061
   Insurance                                   19,877              20,045
   Depreciation & Amort                       280,755             279,638
   Property Taxes                              48,643              56,507
  Other                                        20,270               3,154
                                            _________         ___________
        Total Operating Exp                 1,076,298             843,560


   Excess of Revenue over Expense
   (Before Other Income/Expense)             (100,674)            125,450


   Other Income                                 8,129               5,668
   Interest Expense (Net)                     (37,133)            (96,873)
   Amort. of Debt Offering                          0              (8,347)
                                               _______           ________

        Net Profit(Loss)                      (129,678)            25,898

   Gain (Loss) Per Share                         (0.05)              0.01

THE SOUTHSHORE CORPORATION

    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

     From March 31, through September 30, 1998
     (Unaudited)

                                                     Retained
             Number     ofCommon    Additional       Earnings
Date         Shares      Stock     Paid-In Capital     (Deficit)     Total
Balance
at March
31, 1998    2,610,470     2,611     4,377,574      (4,575,000)    (194,815)

Net Profit
(Loss) 6
Months
Ended
September
30, 1998                                            (129,678)    (129,678)

Balance
at Sept-
ember 30,
1998        2,610,470     2,611     4,377,574     (4,704,678)   (324,493)

   THE SOUTHSHORE CORPORATION

   STATEMENT OF CASH FLOWS
   (Unaudited)

                                              Six Months       Six Months
                                            Ending Sept 30    Ending Sept 30
                                                1998               1997
   Cash flows from Operating Activities
   Net Profit(Loss)                              (129,678)          25,898


   Adjustments to Reconcile Net(Loss)
   to Net Cash (Used In) Operating
   Activities

   Amortization and Depreciation                  280,755          287,985
   (Increase)  in Accounts Receivable             (39,954)         (26,294)
   (Increase) in Inventory                              0           (3,767)
   Increase in Accounts Payable
   and Accrued Expenses                           391,955          28,808

   Other, net                                     (43,804)        (20,697)
                                                  _______         _______

   Net Cash (Used In) Operating Activities        459,275         291,934



   Cash flows from Investing Activities

   Deposits                                           200           (240)
   Land, Property, Equipment(2,895)(4,317)
                                                   ______        _______

   Net Cash (Used In) Investing Activities         (2,695)        (4,557)



   Cash flows from Financing Activities

   Increase(Decrease) Debt                       (230,827)      (293,753)
   Issuance of Stock, Net of Offering Costs             0              0
                                                   ______        _______

   Net Cash Provided by Financing Activities     (230,827)      (293,753)
                                                  _______        _______

   Increase(Decrease) in Cash                     225,752         (6,376)


   Cash, Beginning of Period                        1,841          3,035

   Cash, End of Period                            227,593         (3,341)
                                                  _______        _______


   Income Taxes Paid                                    0              0

   Interest Paid                                    6,069         71,255

                   THE SOUTHSHORE CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

                      September 30, 1998
                         (Unaudited)

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

       The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1998. The results of operation for the period ended September 30, 1998 are not indicative of the operating results for the full year.

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

(3)  Net Profit and Loss Per Common Share
     ------------------------------------
     Net profit and loss per common share for the three month period and six month period ended September 30, 1998 and 1997 has been computed based on the weighted number of shares outstanding during the respective periods.

(4)  Bank Line of Credit -Note to President
     --------------------------------------
     On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At September 30, 1998, the balance was $3608.

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

(6)  Property Tax Lien
     -----------------
     First Union National Bank (New Jersey) holds a property tax certificate from Arapahoe County, Colorado in the amount of $605,658 plus interest of $173,413, at September 30, 1998, on the Company's 16-acre water park property. The tax certificate draws interest at 13% per annum and may be converted into a tax deed at the request of First Union. The Company would have the right to redeem the certificate for a period of approximately four months from the time First Union requests a deed by paying the full amount of the property tax certificate plus accrued interest (a total of $779,071 at September 30, 1998). As of the date of this report First Union had not requested Arapahoe County to issue a tax deed.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
                      RESULTS OF OPERATIONS
                      ---------------------
Financial Condition

     At September 30, 1998, working capital was a negative $1,950,943 as compared to a negative $2,069,709 at March 31, 1998. The principal reasons for the working capital shortfalls are unpaid and accrued property taxes of $605,658, accrued interest on property taxes, trade payables, and $955,000 in notes currently in default. See "Liquidity and Capital Resources" below.

     At September 30, 1998, the Company's shareholders' equity was negative $324,493, down from a negative $194,815 at March 31, 1998, due entirely to operating losses.

Results of Operations -Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

     Revenues for the current three months were up 4.5% as compared to the same period in 1997. This increase is accounted for by favorable weather patterns and strong group sales toward the end of the summer season which overcame monsoon like conditions during most of the summer.

     Total operating expenses were up 71% as compared to the comparable period in 1997. This increase in expenses is primarily due to accrued performance and severance bonuses for key-personnel in Southshore's last anticipated season of operation.. Other operating expenses are consistent with previous experience. Depreciation and amortization remained basically the same for the two periods. The interest expense for the current period reflects suspension of interest payments to some of its creditors as a buyer of its water park property is sought.

Results of Operations -Six Months Ended September 30, 1998 Compared to Six Months Ended September 30, 1997.

     Revenues for the current six months were up slightly as compared to the same period in 1997. The weather for both summers were comparable as monsoonal trends resulting in rain and thunderstorms were prevalent.

     Total operating expenses were up 28% as compared to the comparable period in 1997. Salaries increased 129% as this category reflects bonuses, totaling $273,207 accrued for key personnel, payable mostly upon sale of the waterpark property. Absent these bonuses total operating expenses would be $803,091 or approximately $40,000 less as compared to the 1997 comparable period. Advertising expenditures decreased 45% as management of advertising were brought in-house to save on agency fees and production costs for the season. The cost of operating supplies, chemicals, utilities and repairs and maintenance remained basically the same for the two periods. Outside services expense increased 67% as the need for legal and accounting services has increased due to the anticipated sale of the property. Depreciation and amortization remained basically the same for the two periods. The interest expense for current period reflects suspension of interest payments to some of its creditors as work-out arrangements are made with debtors, subject to sale of the Company's waterpark property and satisfaction of these obligations. (see Liquidity and Capital Resources)

     Management expects the Company to experience minimal expense during the remainder of its fiscal year end March 31, 1999, as the park General Manager's employment has been terminated and the Company expects the President and Accounting Officer to work only on an as needed basis to pursue the sale of the waterpark property.

Liquidity and Capital Resources

     At September 30, 1998, the Company had $2,218,490 in current obligations, primarily composed of notes payables and accrued and past due property taxes. Notes payable of $220,000 due June 30, 1997 and $735,000 due September 30, 1997 are currently in default. These notes are secured by a first mortgage on portions of the waterpark property. The Company's waterpark property is subject to a property tax lien that was issued to a banking institution in New Jersey. The Company could be in a position in the near future where it would have to pay the full amount of this lien or loose title to the property.

     Although the Company has made substantial inroads toward financial stability, it has not yet achieved it. The Company recently has been attempting to sell its water park property for sufficient funds to retire its debt. The Company has signed contracts with two buyers representing interest and financial ability to close on the property since the termination of the initial contract for $2,000,000 on July 27, 1998. (see Form 10-Q, June 30,
1998) In each case the contracts were for $1,985,00 and were subsequently terminated by the respective parties. The most recent agreement was terminated October 19, 1998.

     The Company has also engaged in lengthy negotiations with a local recreation district which has interest in acquiring the property in event a private buyer does not close on the property, which appears to be the case. Management may also list the property with a real estate broker.

     As of September 30, 1998, the company has accumulated losses aggregating $4,704,678 and had a working capital deficiency of $1,950,943. The company is attempting to sell substantially all of its assets to pay its current debt and delinquent taxes. Management is hopeful such a sale will materialize and allow the Company to continue as a going concern. The Company's ability to continue as a going concern depends upon its success in obtaining additional funding, increasing its debt financing and/or improving its operating results, or the sale of its assets. There is no assurance that the Company will be successful in these efforts. Thus, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     A special meeting of the shareholders of the Company has been scheduled for November 12, 1998 for the purpose of considering the sale of substantially all the Company's assets for $1,985,000 and a sale to the recreation district for $2 million in a back-up position. However, it may be adjourned and a new meeting rescheduled if a new contract for sale is entered into, of which there is no assurance.

                   PART II -OTHER INFORMATION

ITEM 5     OTHER INFORMATION
----------------------------
     On August 13, 1998, the Company entered into a contract to sell its water park property for $1.985 million to an individual, subject to certain conditions customary in real estate sales. On September 24, 1998 the Buyer informed the Company that he will be unable to close on the contract due to zoning concerns of the property by his major financing partner. On September 28, 1998, the company entered into a contract to sell its waterpark property for $1.985 million to a office park developer, subject to certain contingencies to be approved by the developer by October 19, 1998. As of October 19, 1998, the contingency period has lapsed and the developer has not remove the contingencies. The Company's position is that the contract is terminated by its own terms.

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

     (3) Incorporated by reference to Amendment No. 1 to the Form S-1, File No. 33-73774 filed February 9, 1994

     (4)  Incorporated by reference to Form 8-K filed May 5, 1994, File
No. 0-19949

     (5) Incorporated by reference to Form 8-K filed December 30, 1994, File No. 0-19949

     (6) Incorporated by reference to schedule 14A filed June 22, 1998, File No. 0-19949

(b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                  THE SOUTHSHORE CORPORATION
(Date)                        October 26, 1998
By:(Signature)                /s/ Kenneth M. Dalton
(Name and Title)              Kenneth M. Dalton, President
                              and Principal Executive Officer



(Date)                        October 26, 1998
By:(Signature)                /s/ Eric L. Nelson
(Name and Title)              Eric L. Nelson
                              Principal Accounting Officer