Form 10-Q
period 1998-12-31
SOUTHSHORE CORP /CO
filed 1999-02-16
CIK 859747

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

(Mark One)

[X]   QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                               -----------------
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 0-19949
                       -------
                       THE SOUTHSHORE CORPORATION
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

              Colorado                        84-1153522
      ------------------------------       ----------------
     (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)       Identification No.)

      10750 East Briarwood Avenue,   Englewood, Colorado  80112
      ---------------------------------------------------------
                 (Address of principal executive offices)

                             (303)  649-9875
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

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of December 31, 1998.

                     PART I -FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
THE SOUTHSHORE CORPORATION

BALANCE SHEET (Unaudited)

                                               March 31        December 31
                                                 1998              1998
                                               --------        -----------
   CURRENT ASSETS

   Cash                                         1,841             92,196
   Acounts Receivable                               0              8,308
   Notes Receivable                                 0                  0
   Inventory                                        0                  0
                                          ___________      _____________
         Total Current Assets                   1,841            100,504

   OTHER ASSETS

   Land                                       435,173            435,173
   Property and Equipment,
     -net of accum depr. of
   $3,076,217 and $3,497,511 Respect.       1,449,858          1,031,459
   Deposits                                    17,245             17,045
   Prepaids                                     6,607             11,723
   Other Assets                                     0                  0
   Debt Offering Costs,
     -net of accum amort                            0                  0
                                          ___________      _____________
        Total Assets                        1,910,724          1,595,904

   CURRENT LIABILITIES

   Notes Payable -Current                   1,068,852            988,323
   Notes Payable -Related Parties             233,990             97,400
   Payroll Taxes Payable                        1,649                 76
   Property Taxes Payable                     566,762            630,032
   Accrued Interest                           151,176            191,509
   Accounts Payable -Trade                     17,048             41,534
   Deferred Income                             31,845              1,000
   Accrued Payroll                                227            167,841
   Other Accrued Expenses                           0             12,540
                                           __________     ______________
        Total Current Liabilities           2,071,550          2,130,254

   Notes Payable
     -net of current portion                   33,989              8,750
   Notes Payable -Related Parties
     -net of current portion                        0                  0
                                          ___________      _____________
        Total Liabilities                   2,105,539          2,139,004

   STCOCKHOLDERS' EQUITY

   Preferred Stock, $.01 Par Value
     25,000,000 Shares Authorized
     None Issued and Outstanding

   Common Stock, $.001 Par Value
     100,000,000 Shares Authorized;
   2,610,470 issued and outstanding
   respectively                                2,611              2,611

   Additional Paid-In Capital              4,377,574          4,377,574
   Retained Earnings                      (4,575,000)        (4,923,285)
                                        _____________       _____________
        Total Stockholders' Equity          (194,815)          (543,100)

        Total Liabilities and
        Stockholders' Equity               1,910,724          1,595,904

THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

                                           Three Months     Three Months
                                           Ended Dec 31,    Ended Dec 31,
                                               1998             1997
                                           -------------    -------------
   Revenue

   Sales -Admissions                             1,540              1,973
   Sales -Food, Merchandise                          0                  0
   Sales -Other                                      0                  0
   Corporate Sponsorships                            0                  0
                                            __________       ____________
        Total Sales                              1,540              1,973


   Cost of Sales                                     0                  0
                                            __________       ____________
   Gross Profit                                  1,540              1,973


   Operating Expenses

   Salaries & Bonuses                            7,833             18,804
   Payroll Taxes                                 6,649              1,514
   Operating Supplies                              343                698
   Chemicals                                         0                  0
   Repairs & Maintenance                           162                627
   Advertising                                       0              2,346
   Outside Services                              2,367              2,961
   Utilities                                     5,314              4,947
   Insurance                                     8,244             10,156
   Depreciation & Amort                        140,539            139,847
   Property Taxes                               24,374             13,151
  Other                                          6,288              2,912
                                            __________       ____________
        Total Operating Exp                    202,113            197,964


   Excess of Expense Over
   Revenue (Before Other
   Income/Expense)                            (200,573)          (195,991)

   Other Income                                      0                  0
   Interest Expense (Net)                      (18,034)           (46,456)
   Amort. of Debt Offering                           0             (1,462)
                                            -----------         ----------
        Net Profit(Loss)                      (218,607)          (243,909)

   Net Profit (Loss) Per Share                   (0.08)             (0.09)

THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

                                              Nine Months      Nine Months
                                              Ended Dec 31,    Ended Dec 31,
                                                  1998             1997
                                              ------------     ------------
   Revenue

   Sales -Admissions                               777,847         767,508
   Sales -Food, Merchandise                        207,778         203,882
   Sales -Other                                      4,195           4,730
   Corporate Sponsorships                           10,500          17,750
                                              ____________      __________
        Total Sales                              1,000,320         993,870


   Cost of Sales                                    24,284          22,889
                                              ____________      __________
   Gross Profit                                    976,036         970,982


   Operating Expenses

   Salaries & Bonuses                              464,158         217,979
   Payroll Taxes                                    40,565          28,932
   Operating Supplies                                9,771           9,798
   Chemicals                                        12,229          10,784
   Repairs & Maintenance                            18,560          16,148
   Advertising                                      65,803         120,999
   Outside Services                                 33,289          21,463
   Utilities                                        85,047          90,008
   Insurance                                        28,121          30,201
   Depreciation & Amort                            421,294         419,486
   Property Taxes                                   73,017          69,658
   Other                                            26,558           6,066
                                               ___________     ___________
        Total Operating Exp                      1,278,411       1,041,523


   Excess of Revenue over Expense
   (Before Other Income/Expense)                  (302,375)        (70,542)


   Other Income                                      9,257           5,668
   Interest Expense (Net)                          (55,167)       (143,329)
   Amort. of Debt Offering                               0          (9,809)
                                               ____________      __________

        Net Profit(Loss)                          (348,285)       (218,011)

   Gain (Loss) Per Share                             (0.13)          (0.09)


THE SOUTHSHORE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

From March 31, through December 31, 1998
(Unaudited)

                             Number          Additional   Retained
                               of     Common  Paid-In     Earnings
Date                         Shares   Stock   Capital    (Deficit)     Total
-------------------------  ---------  -----  ---------  -----------  --------
Balance at March 31, 1998  2,610,470  2,611  4,377,574  (4,575,000)  (194,815)

Net Profit(Loss) 9 Months
Ended December 31, 1998                                   (348,285)  (348,285)

Balance at Sept. 30, 1998  2,610,470  2,611  4,377,574  (4,923,285)  (543,100)



THE SOUTHSHORE CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

                                            Nine Months        Nine Months
                                            Ending Dec 31      Ending Dec 31
                                                 1998               1997
                                            -------------      -------------

   Cash flows from Operating Activities

   Net Profit(Loss)                             (348,285)           (218,011)


   Adjustments to Reconcile Net(Loss)
   to Net Cash (Used In) Operating Activities

   Amortization and Depreciation                 421,294             429,295
   (Increase)  in Accounts Receivable             (8,308)              2,815
   (Increase) in Inventory                             0              (3,767)
   Increase in Accounts Payable
   and Accrued Expenses                          275,825              99,511

   Other, net                                     (5,116)            (33,103)
                                               __________          __________

   Net Cash (Used In) Operating Activities       335,409             276,738



   Cash flows from Investing Activities

   Deposits                                          200               (240)
   Land, Property, Equipment                      (2,895)            (5,779)
                                               __________         __________

   Net Cash (Used In) Investing Activities        (2,695)            (6,019)



   Cash flows from Financing Activities

   Increase(Decrease) Debt                      (242,359)          (273,908)
   Issuance of Stock, Net of Offering Costs            0                  0
                                                _________        ___________

   Net Cash Provided by Financing Activities    (242,359)          (273,908)
                                               __________         __________

   Increase(Decrease) in Cash                     90,355             (3,188)


   Cash, Beginning of Period                       1,841              3,035

   Cash, End of Period                            92,196               (153)
                                               _________         ___________


   Income Taxes Paid                                   0                  0

   Interest Paid                                   6,069             72,175

                            THE SOUTHSHORE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998
                                   (Unaudited)

(1)   Summary of Accounting Policies
------------------------------------
     A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

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

     The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1998. The results of operation for the period ended December 31, 1998 are not indicative of the operating results for the full year.

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

(2)  Liquidity and Capital Resources
------------------------------------
    See Management's Discussion for disclosure related to liquidity and capital and the related contingencies and commitments.

(3)  Net Profit and Loss Per Common Share
-----------------------------------------
    Net profit and loss per common share for the three month period ended December 31, 1998 and 1997 has been computed based on the weighted number of shares outstanding during the respective periods.

(4)  Bank Line of Credit - Note to President
--------------------------------------------
    On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's prime rate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At December 31, 1998, the balance was $0.00.

(5)  10% Secured Notes -$970,000
--------------------------------
    The Company was required to pay down the principal balance of its outstanding 10% Secured Notes by 25% on September 30, 1994, June 30, 1995, June 30, 1996 and June 30, 1997 respectively. The Company failed to make most of these payments, however it has obtained deferrals from holders of $735,000 in these notes as to payments of principal through September 30, 1997. The Company failed to make these payments due September 30, 1997. Additionally, the trustee under the Indenture relating to these notes resigned as trustee effective November 4, 1994.

(6)  Property Tax Lien
----------------------
    First Union National Bank (New Jersey) holds a property tax certificate from Arapahoe County, Colorado in the amount of $532,537 plus interest of $189,687, at December 31, 1998, on the Company's 16-acre water park property. The tax certificate draws interest at 13% per annum and may be converted into a tax deed at the request of First Union. The Company would have the right to redeem the certificate for a period of approximately three to five months from the time First Union requests a deed by paying the full amount of the property tax certificate plus accrued interest (a total of $722,224 at December 31, 1998). As of the date of this report First Union has not requested Arapahoe County to issue a tax deed.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

Financial Condition

     At December 31, 1998, working capital was a negative $2,029,750 as compared to a negative $2,069,709 at March 31, 1998. The principal reasons for the working capital shortfalls are unpaid and accrued property taxes of $630,032, accrued interest on property taxes, trade payables, and $955,000 in notes currently in default. See "Liquidity and Capital Resources" below.

     At December 31, 1998, the Company's shareholders' equity was negative $543,100 down from a negative $194,815 at March 31, 1998, due entirely to operating losses.

Results of Operations -Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997.

     Revenues for the current nine months were up slightly as compared to the same period in 1997. The weather for both summers were comparable as monsoonal trends resulting in rain and thunderstorms were prevalent.

     Total operating expenses were up 23% as compared to the comparable period in 1997. Salaries increased 113% as this category reflects non-operational bonuses accrued for key personnel payable mostly upon sale of the waterpark property. Advertising expenditures decreased 45% as management of advertising were brought in-house to save on agency fees and production costs for the season. The cost of operating supplies, chemicals, utilities and repairs and maintenance remained basically the same for the two periods. Outside services expense increased 55% as the need for legal and accounting services has increased due to the pending sale of the property. Depreciation and amortization remained basically the same for the two periods. The interest expense for current period reflects suspension of interest payments to some of its creditors as work-out arrangements are made with debtors, subject to sale of the Company's waterpark property and satisfaction of these obligations. (see Liquidity and Capital Resources)

Results of Operations -Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997.

     Revenues for the current three months were basically the same for both periods, as these revenue are residual from the previous summer season.

     Total operating expenses were down 2% as compared to the comparable period in 1997. This decrease in expenses is due to the layoff of the Operations Manager and the President and CFO reduced to half salary in anticipation of the permanent closing of the waterpark operations and sale of the property. Depreciation and amortization remained basically the same for the two periods. The interest expense for the current period reflects suspension of interest payments to some of its creditors as work-out arrangements are made with debtors, subject to sale of the Company's waterpark property and satisfaction of these obligations.

Liquidity and Capital Resources

     At December 31, 1998, the Company had $2,130,254 in current obligations, primarily composed of notes payables and accrued and past due property taxes. Notes payable of $220,000 due June 30, 1997 and $735,000 due September 30, 1997 are currently in default. These notes are secured by a first mortgage on portions of the waterpark property. The Company's waterpark property is subject to a property tax lien that was issued to a banking institution in New Jersey. The Company could be in a position in the near future where it would have to pay the full amount of this lien or lose title to the property.

     Although the Company has made substantial inroads toward financial stability, it has not yet achieved it. The Company has been attempting to sell its water park property for sufficient funds to retire its debt. The Company has signed contracts with several buyers representing interest and financial ability to close on the property since July 1998. In each case the contracts were subsequently terminated. Management is currently pursuing buyers and has engaged a commercial real estate broker in the Denver area in hopes of facilitating a sale transaction.

     As of December 31, 1998, the company has accumulated losses aggregating $4,923,285. The company is attempting to sell substantially all of its assets to pay its current debt and delinquent taxes. Management is hopeful such a sale will materialize and allow the Company to continue as a going concern. The Company's ability to continue as a going concern depends upon the sale of its assets and the successful merger of the corporation with another entity. Management now believes that pending any new developments the Company's waterpark will not open for the 1999 summer season and the waterpark equipment will most likely be salvaged and sold separate from the real property.

     Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      PART II -OTHER INFORMATION

ITEM 5     OTHER INFORMATION
----------------------------
     On February 8, 1999, the Company entered into a purchase agreement to sell its waterpark property for $1,982,680 (less brokerage commissions) to a group of property investors, subject to the meeting of due diligence and the buyer's inspection period. The Company anticipates closing in 45-60 days from this date.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------
(a)  Exhibits

       3.1   Articles of Incorporation(1)

       3.2   Bylaws(1)

       10.3  Incentive Stock Option Plan(1)

       10.12 Indenture of Trust and 10% Secured Promissory Note(2)

       10.25 Promissory Note -Vacole Industries, Inc.(3)

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

  (b)  No reports on Form 8-K during the quarter ended December 31, 1998.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                               THE SOUTHSHORE CORPORATION



(Date)                                     February 8, 1999
BY(Signature)                              /s/ Kenneth M. Dalton
(Name and Title)                           Kenneth M. Dalton, President
                                           and Principal Executive Officer



(Date)                                     February 8, 1998
BY(Signature)                              /s/ Eric L. Nelson
(Name and Title)                           Eric L. Nelson
                                           Principal Accounting Officer