Form 10-K
period 1999-03-31
SOUTHSHORE CORP /CO
filed 1999-06-29
CIK 859747

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

      For the fiscal year ended March 31, 1999 or
                                --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to
                                    ------------------     ----------------
Commission file number   0-19949
                        ---------
                      THE SOUTHSHORE CORPORATION
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

        Colorado                                         84-1153522
    --------------------------                         ---------------
  (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

c/o Kenneth M. Dalton, President
26 Tamarade Drive, Englewood, Colorado                    80127
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
 including area code:           c/o Kenneth M. Dalton, President
                                    (303) 978-1475
                                ---------------------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class     Name of each exchange on which registered

           None                             None
         --------                          ------
Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock - $.001 Par Value
                      ------------------------------
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes [ X ]    No [  ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 20, 1999 was approximately $156,600.
     The number of shares outstanding of the Registrant's $.001 par value common stock as of June 20, 1999 was 2,610,475 shares.

                                 PART I

ITEM 1.  BUSINESS
-----------------
General

     The Company was incorporated under the laws of Colorado on March 26, 1990. It has broad corporate powers; however, since 1992 through April 21, 1999, the Company had been engaged in the operation of a water park located in the Southeast Denver Metropolitan Area. The park operated from Memorial Day Weekend through Labor Day Weekend annually. The park property was sold on April 21, 1999 for $1,983,000. Currently the Company is engaged in removal of certain improvements from the property as required by the purchase agreement, and for which $150,000 of the sale price was withheld pending completion. The Company estimates it will have the removal completed in July 1999.

Adverse Current Ratio

     At March 31, 1999, the Company's current liabilities exceeded its current assets by $1,858,254. At March 31, 1999, the Company was partially delinquent in paying its property taxes, which were $644,963. The Company's auditors state in their report at June 16, 1999 that the working capital deficiency raises substantial doubt as to the Company's ability to continue as a going concern.

Default on Indenture of Trust

     At March 31, 1999 the Company was in default on an indenture of trust secured by the water park property and the 10% promissory notes because it has not repaid the principal outstanding amount of $955,000 which was due September 1997 nor paid interest since September 1997. This obligation was paid in April 1999 pursuant to agreements with the noteholders whereby they agreed to accept 75% of the face amount of their respective notes.

Delinquent Property Taxes

     At March 31, 1999, $879,064 was due to Arapahoe County, Colorado for property taxes, most of which was delinquent. This obligation was paid in April 1999.

Personnel

     At March 31, 1999, the Company had one part-time employee, the Company's in-house accountant. The Company's President serves in a part-time, as needed position. Following the sale of the water park property all employment was terminated.

ITEM 2.  PROPERTIES
-------------------
     At March 31, 1999 the Company owned 16 acres of real estate at approximately East Arapahoe Road and South Havana in the Southeast Denver metro area. The Company's water park, adjacent parking area and administrative offices were located on this property. On April 21, 1999 the property was sold to Bedford Property Investors of Lafayette, California.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     Currently there are no material legal proceedings pending or threatened against the Company or its assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     On April 16, 1999 the shareholders of the Company, at a meeting called for the purpose of approving the sale of the water park property, approved that proposal with approximately 73% of the outstanding shares voting in favor of the sale.

                               PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     The Company's common stock has been included on the NASD's Electronic Bulletin Board since December 1995. The prices included below have been obtained from sources believed to be reliable.

                                 Low      High
     Quarters Ended              Bid      Bid
     --------------              ---      ---
     June 30, 1997               .37      .50
     September 30, 1997          .37      .50
     December 31, 1997           .25      .25
     March 31, 1998              .12      .21
     June 30, 1998               .12      .21
     September 30, 1998          .06      .37
     December 31, 1998           .03      .03
     March 31, 1999              .03      .03

     On June 28, 1999, the bid price of the Company's common stock was $.06.

     Prices may not be an indication of actual transactions and do not necessarily include mark-ups, mark-downs or interdealer discounts. The Company is informed that there has been very little volume in trading of its common stock during the past year.

     As of June 20, 1999, the Company had 165 shareholders of record, and management estimates there are an additional approximate 200 beneficial holders of Company shares.

Dividend Policy

     The Company has never paid dividends on its common stock, and the Company's Board of Directors plans on distributing no dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     Following is a summary of selected financial data. See the financial statements included herein for more complete information.


Summary Balance Sheet Data:

                 As of        As of        As of        As of        As of
                3/31/99      3/31/98      3/31/97      3/31/96      3/31/95

Total Assets.$ 1,427,656  $ 1,910,724  $ 2,478,613  $ 3,028,190  $ 3,649,607
Total
Liabilities. $ 1,942,591  $ 2,105,540  $ 2,244,548  $ 2,322,158  $ 2,724,957
Long Term
Obligations. $         0  $    37,864  $    65,377  $   953,098  $   145,632
Working
Capital..... $(1,858,254) $(2,059,228) $(2,167,098) $(1,362,589) $(2,556,580)
Stock-
holders'
Equity...... $  (514,915) $  (194,816) $   203,391  $   706,032  $   924,650

Summary Operating Data:

                Year         Year        Year         Year          Year
                Ended        Ended       Ended        Ended         Ended
               3/31/99      3/31/98     3/31/97      3/31/96       3/31/95
             ----------   -----------  ----------   ----------   -----------
Sales....... $1,010,418   $  999,710   $1,085,465   $  855,618   $ 1,021,747
Net Loss.... $ (320,099)  $ (428,881)  $ (502,641)  $ (693,474)  $(1,023,077)
Net loss
Per Share... $     (.12)  $     (.16)  $     (.19)  $     (.28)  $      (.57)
Net Loss
 Before
 Extra-
 ordinary
 Items...... $ (320,099)  $ (428,881) $  (502,641)  $ (751,014)
Net Loss
 Per Share
 Before
 Extra-
 ordinary
 Items...... $     (.12)   $    (.16)  $     (.19)  $     (.32)


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------
Financial Condition

     At March 31, 1999, working capital was a negative $1,858,254 as compared to a negative $2,059,225 at March 31, 1998, a decrease of approximately $200,974.

     The principal items contributing to the working capital shortfall are operating losses, currently due promissory notes and currently due property taxes.

     At March 31, 1999, the Company's shareholders' equity was a negative $(514,915), down from $(194,816) at March 31, 1998, due primarily to operating losses for fiscal 1999.

Results of Operations - Fiscal 1999 Compared to Fiscal 1998

     Revenues for 1999 were up slightly over 1998. Expenses for 1999 were $216,581 higher (18%) than in 1998. The most significant increase in expenses related to salaries which were up $232,672 from 1998 or 98% and included bonuses totaling $241,262 for the Company's President, the wife of the President, the Principal Accounting Officer and the Park Manager. Ken Dalton worked for the Company for the past three years at an annual salary of $18,000 and his wife worked for no compensation. Chief Accounting Officer, Eric Nelson, and Park Manager, John Jannes, worked nearly every day during the Company's operating season, often 10 or more hours per day, all without extra compensation and without a raise over the past five years. The bonuses were approved by the Board of Directors conditioned upon the sale of the park property.

     Advertising expense of $65,803 was only 54% of the amount spent for this item last year as the Company found less expensive ways to attract potential customers. Interest expense was lower by $41,374 as the Company's debt was reduced during fiscal 1999.

     Net loss for the year was $108,782 less than 1998 and includes a non-cash expense item of $561,832. An extraordinary item contributed $274,866 to the Company's operating results due to renegotiation of debt and debt forgiveness. Absent this item, losses for 1999 would have been $594,965.

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

     Interest expense for fiscal 1998 was $58,266 less than fiscal 1997 due to reduction in outstanding indebtedness of approximately $340,000 and lower interest rates on one note to the Company's president. Amortization of debt offering costs was only $9,809 for fiscal 1998 because it was the last period in which such expense was allocable and the $9,809 was all that remained.

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

     Consulting and professional fees have shown a steady decline from fiscal 1994 through fiscal 1996 as the Company's use of lawyers and other professionals has been reduced following the finalization of work-out arrangemen ts with the Company's creditors.

     Interest expense reduction and interest expense forgiven for 1996 reflect results of settlements and pay-offs of construction creditors.

Liquidity and Capital Resources

     At March 31, 1999, the Company had $1,942,571 in current obligations and $84,317 in current assets. Obligations include notes payable of $847,681 and property taxes of $644,963.

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

     As indicated by the Statement of Cash Flows (page F-6), the Company has not obtained funding in the past three years from the sale of its common stock. Rather it has relied primarily upon revenues from operations and a bank line of credit of its President to provide funds for operations. The Company has never been able to achieve profitable operations.

     The Company's plan during the past year has been to sell its water park property for sufficient funds to retire its debt. On April 16, 1999 the Company sold its water park property for nearly $2 million. The sale proceeds and other proceeds from the sale of water park features and equipment were sufficient to pay all of the Company's obligations.

Year 2000

     Since the Company sold its water park property and is attempting to locate another business opportunity, of which there is none under consideration, the Company is not able to meaningfully make any plans or disclosures about how Year 2000 issues may affect the Company or its operations, if any.

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

     Kenneth M. Dalton, age 51.  President of the Company since October,
1993. Director of the Company since March 16, 1992. President of Meridian Medical Corp., an Englewood, Colorado distributor of medical products (1985-March 1994). In March 1994 the assets of Meridian were sold to Lincare, Inc. of Clearwater, Florida, which provides medical home health care and supplies.

     Rod K. Barksdale, age 50. Vice President of the Company since october, 1993. Director of the Company since March 16, 1992. Employed as an administrator for Public Service Company of Colorado, Glenwood, Springs, Colorado (1977-Present). Mr. Barksdale receives no salary from the Company and provides services on an as needed basis.

     Ren Berggren, age 50. Secretary of the Company since October, 1993. Director of the Company since March 16, 1992. Employed as Vice President of Vancol Industries, Inc., Denver, Colorado, a distributor of beverages (1988-Present). Controller of Worldwide Corporate Services, a Denver,

Colorado company engaged in support services for automobile dealerships (1985-1988). Mr. Berggren receives no salary from the Company and provides services on an as needed basis.

Key Personnel

     Eric Nelson is the Company's principal accounting and financial officer. He has been employed by the Company since 1994 and previously was employed in as controller with Meridian Medical Corp., Englewood, Colorado (1988-1994). He is a graduate of Colorado State University, with a degree in accounting.

     John Janness was the Company's general manager until September 1998. He worked on the construction of the park in 1991 and was in charge of park maintenance from 1992 to 1995, when he was promoted to general manager.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The following tabular information includes all plan and non-plan compensation paid to the Company's president and to all other executive officers whose total annual salary and bonus is $100,000 or more.

                                Summary Compensation
               Annual Compensation                     Long-Term Compensation
                                              Awards                Payouts
                                 Other
Name                            Annual   Restricted                  All Other
and                             Compen-  Stock                LTIP    Compen-
Principal        Salary  Bonus  sation   Award(s)  Options/  Payouts   sation
Position   Year   ($)     ($)    ($)       ($)      SARs(#)    ($)      ($)
--------   ----  ------  -----  ------   --------  --------  -------  --------
Kenneth M. 1999  18,000 $80,421  -0-       -0-      61,250     -0-      -0-
 Dalton    1998  18,000   -0-    -0-       -0-     shares a    -0-      -0-
 President 1997  18,000   -0-    -0-       -0-    $1.10 per    -0-      -0-
        (1)                                          share
____________________
     (1)    Mr. Dalton became President of the Company in October, 1993.



     The Company's Board of Directors has no compensation committee.

                   Stock Options Held by Executive Officers
                      and Value Thereof at June 1, 1999
                                                                  Value of
                                                                 Unexercised
                                                    Number of   In-the-Money
                                                  Unexercised    Options at
                     Shares                          Options      6/1/98
                     Acquired           Value       6/1/99 All      All
Name               on Exercise (#)    Realized($)  Exercisable  Exercisable(1)
----               ---------------    -----------  -----------  --------------
Kenneth M. Dalton,     -0-                -0-        61,250           -0-
President
_____________________

     (1) Based on the average closing bid price of the Company's common stock at June 20, 1999 of $.06 as reflected on the NASD's Electronic Bulletin Board.

Director's Fees

     The Company has authorized director's fees of $100 per meeting for each director who is not a salaried officer of the Company, however no director's fees were paid during the year ended March 31, 1999.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
---------------------------------------------------------
     Beneficial ownership of any person or persons means direct or indirect voting or investment power and does not include shares which may be acquired pursuant to warrants, stock options or similar rights. (See "Stock Options" below). The following table sets forth the name and business address of each officer and director and each person whose ownership of the Company's common stock exceeds 5% based on 2,610,475 shares outstanding at June 20, 1999:

Name of                     Amount and Nature of       Percentage
Beneficial Owner            Beneficial Ownership        of Class

Kenneth M. Dalton(1)(2)            668,419               25.6%
26 Tamarade Drive
Littleton, CO 80127

Rod K. Barksdale                    88,007                3.3%
2921 Sopris Avenue
Glenwood Springs, CO  81601

Ren Berggren(1)(2)(3)                    0                  0%
1700 E. 68th Ave.
Denver, CO 80229

James F. Silliman, M.D.            192,142                7.4%
7408 Greenbriar
Dallas, TX 75225

Keith A. Lowery                    144,734                5.5%
7477 Singing Hills Drive
Boulder, CO  80301

Michael McCallum                   244,879                9.8%
2200 Grand Avenue
Glenwood Springs, CO 81601

Officers and Directors             812,592(4)            31.1%
 as a Group (5 Persons)
____________________

(1)     Directors of the Company.

(2)     Officers of the Company

(3)Mr. Berggren is an officer, director and shareholder of Vancol Industries, Inc. which company owns 56,166 shares of common stock of the Company. He disclaims personal beneficial ownership of the shares of common stock of the Company owned by Vancol Industries, Inc.

(4)For purposes hereof the shares held by Vancol Industries, Inc. are included in the calculation.


Stock Options

     The control reflected in the foregoing table may be subject to further changes by reason of exercise of certain stock options. Mr. Dalton held a $400,000 convertible note of the Company whereby he can convert the note balance to up to 177,777 shares of common stock at $2.25 per share. This note was paid during fiscal 1999. Mr. Dalton holds an option to purchase 61,250 shares at $1.10 per share through December 25, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     In April, 1994, the Company issued a $400,000 convertible promissory note to Mr. Dalton pursuant to an arrangement whereby Mr. Dalton personally obtain a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company paid the interest on the bank line of credit which is the bank's prime rate. The bank line of credit was secured by assets owned by the president. The note was convertible into up to 177,777 shares of common stock of the Company at $2.25 per share. At March 31, 1999, the balance on the note had been paid in full.

                  INDEX TO FINANCIAL STATEMENTS
                    THE SOUTHSHORE CORPORATION

                       FINANCIAL STATEMENTS

                               with

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                     March 31, 1999 and 1998


                                                       Page

Report of Independent Certified Public Accountants     F-2

Financial Statements:

     Balance Sheets                                    F-3

     Statements of Operations                          F-4

     Statement of Changes in Stockholders'
            Equity (Deficit)  F-5

     Statements of Cash Flows                          F-6

     Notes to Financial Statements                     F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
           --------------------------------------------------
The Board of Directors
The Southshore Corporation
Englewood, CO

We have audited the accompanying balance sheets of The Southshore
Corporation as of March 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity
(deficit) and cash flows for the three years ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Southshore Corporation as of March 31, 1999 and 1998, and the results of its operations, its cash flows and its changes in stockholders' equity (deficit) for the three years ended March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has subsequent to March 31, 1999 sold its assets, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                         Schumacher & Associates, Inc.
                         12835 East Arapahoe Road
                         Tower II, Suite 110
                         Englewood, CO  80112
June 16, 1999

                       THE SOUTHSHORE CORPORATION

                             BALANCE SHEETS

                                                      March 31,
                                                 1999         1998
                                                ------       ------
Current Assets
     Cash$                                      84,317      $ 1,841
     Prepaid expenses                                -        6,607
                                                ------        -----
       Total Current Assets                     84,317        8,448
                                                ------        -----
Other Assets
    Property and equipment, net of
      accumulated depreciation (Note 2)      1,326,094    1,885,031
     Deposits                                   17,245       17,245
                                             ---------    ---------
       Total Other Assets                    1,343,339    1,902,276
                                             ---------   ----------
 Total Assets$                               1,427,656   $1,910,724
                                             =========   ==========
Current Liabilities
     Notes payable, current portion (Note 3) $ 770,881   $1,201,567
    Notes and advances payable,
       officer                                  76,800       97,400
      Property taxes payable (Note 8)          644,963      566,762
      Accrued interest                         234,100      151,176
      Accounts payable and accrued expenses    214,827       18,926
     Deferred income                             1,000       31,845
                                             ---------    ---------
       Total Current Liabilities             1,942,571    2,067,676
                                             ---------    ---------
 Notes payable, net of current portion
   (Note 3)                                          -       37,864
                                             ---------    ---------
 Total Liabilities                           1,942,571    2,105,540
                                             ---------    ---------
Commitments and contingencies (Notes 3, 4,
   7, 8 and 9)                                       -            -

Stockholders' Equity (Deficit)
    Preferred stock, $.01 par value
     25,000,000 shares authorized,
       none issued and outstanding                   -             -
    Common stock, $.001 par value
     100,000,000 shares authorized,
      2,610,470 issued and outstanding           2,611         2,611
     Additional paid-in capital              4,377,574     4,377,574
     Accumulated (deficit)                  (4,895,100)   (4,575,001)
                                            -----------   -----------
       Total Stockholders' Equity (Deficit)   (514,915)     (194,816)
                                            -----------   -----------
Total Liabilities and Stockholders'
  Equity (Deficit)                          $1,427,656    $1,910,724
                                            ==========    ==========

The accompanying notes are an integral part of the financial statements.

                        THE SOUTHSHORE CORPORATION

                         STATEMENTS OF OPERATIONS

                                                 Years Ended March 31,

                                             1999        1998         1997
                                            ------      ------       ------
Revenue
 Sales - gate admissions                $   777,847  $   767,508  $   820,968
 Sales - food, beverages and
  merchandise                               232,571      232,202      264,497
                                          ---------    ---------    ---------
   Total sales                            1,010,418      999,710    1,085,465

Cost of sales - food,
 beverages and merchandise
 (exclusive of depreciation
 shown separately below)                     24,283       22,889       23,713
  Gross Profit                              986,135      976,821    1,061,752
                                          ---------    ---------    ---------
Operating Expenses
 Salaries                                   469,851      237,229      263,272
 Advertising                                 65,803      121,595       92,953
 Depreciation                               561,832      558,672      559,751
 Other                                      384,567      347,976      428,680
                                          ---------    ---------    ---------
  Total Operating Expenses                1,482,053    1,265,472    1,344,656
                                          ---------    ---------    ---------
Net (loss) before other income
 (expense) and extraordinary items         (495,918)    (288,651)    (282,904)

 Interest (expense)                         (99,047)    (140,421)    (198,687)
 Amortization of debt offering
 costs                                         -          (9,809)     (21,050)
 Renegotiated debt and interest
  expense forgiven (Note 6)                 274,866         -            -
 Other                                         -          10,000         -
                                           --------     --------      -------
Net (Loss)                                $(320,099)   $(428,881)   $(502,641)
                                          ==========   ==========   ==========
Net (Loss) Per Share                      $    (.12)   $    (.16)   $    (.19)
                                          ==========   ==========   ==========
Weighted Average Number of
 Shares Outstanding                       2,610,470    2,610,470    2,610,470
                                          =========    =========    =========

The accompanying notes are an integral part of the financial statements.

                          THE SOUTHSHORE CORPORATION

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  From March 31, 1996 through March 31, 1999

                                          Additional
                     Number of  Common     Paid-in      Deficit
                      Shares    Stock      Capital     Accumulated    Total
                     ---------  ------    ----------   -----------  ---------
Balance at
 March 31, 1996     2,610,470   $2,611   $4,377,574   $(3,643,479)  $ 736,706
(Loss) for the
 year ended
 March 31, 1997         -         -            -         (502,641)   (502,641)
                    ---------   ------    ---------     ---------    --------
Balance at
 March 31, 1997    2,610,470     2,611    4,377,574    (4,146,120)    234,065
(Loss) for the
 year ended
 March 31, 1998         -         -            -         (428,881)   (428,881)
                   ---------    ------    ---------     ---------    --------
Balance at
 March 31, 1998    2,610,470     2,611    4,377,574    (4,575,001)   (194,816)

(Loss) for the
 year ended
 March 31, 1999         -         -            -         (320,099)   (320,099)
                   ---------    ------    ---------     ---------    --------
Balance at
 March 31, 1999    2,610,470    $2,611  $ 4,377,574   $(4,895,100)  $(514,915)
                   =========    ======  ===========   ============  =========

  The accompanying notes are an integral part of the financial statements.

                          THE SOUTHSHORE CORPORATION

                           STATEMENTS OF CASH FLOWS


                                                 Years Ended March 31,
                                            1999         1998         1997
                                         ----------   ----------   ----------
Cash Flows from Operating  Activities:
  Net (Loss)                             $ (320,099)  $ (428,881)  $ (502,641)
Adjustments to Reconcile Net (Loss)
to Net Cash Provided by Operating
Activities:
    Depreciation                           561,832       558,672      559,751
Amortization debt offering cost and
bond discount                                 -            9,809       21,050
 (Increase) decrease in other
  current assets                             6,607          (384)      (4,192)
Increase (decrease) in accounts
payable, accrued expenses and other        326,181       107,335       48,851
                                          --------      --------      -------
Net Cash Provided by (Used in)
Operating Activities                       574,521       246,551      122,819
                                          --------      --------      -------
Cash Flow from Investing  Activities:
  Deposits (paid) returned                    -             -          31,240
Land, property and equipment
   (acquired) disposed of                   (2,895)          272      (25,887)
 (Decrease) in accounts payable,
    construction                              -             -            -
                                          --------       -------      -------
 Net Cash (Used in) Investing
  Activities                                (2,895)          272        5,353
                                           -------        ------      -------
Cash Flows from Financing Activities:
 (Repayments) on loans from related
   parties                                 (20,600)         -            -

  Proceeds from notes payable                 -             -          75,000
  Payments made on notes payable          (193,684)     (248,017)    (201,762)
  Renegotiation of notes payable          (274,866)         -            -
                                          --------       -------      -------
Net Cash Provided by Financing
 Activities                               (489,150)     (248,017)    (126,762)
                                          --------      --------      -------
Increase (Decrease) in Cash                 82,476        (1,194)       1,410
Cash, Beginning of Period                    1,841         3,035        1,625
                                           -------       -------      -------
Cash, End of Period                       $ 84,317       $ 1,841      $ 3,035
                                          ========       =======      =======
Income Taxes Paid                         $   -          $  -         $  -
                                          ========       =======      =======
Interest Paid                             $ 10,360       $78,635     $152,611
                                          ========       =======     ========

The accompanying notes are an integral part of the financial statements.

                   THE SOUTHSHORE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------------------------
  This summary of significant accounting policies of The Southshore Corporation (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

  Organization
  ------------
  The Southshore Corporation (the "Company") was incorporated under the laws of the state of Colorado on March 26, 1990. The Company as of March 31, 1999, owned 16 acres of land in Arapahoe County, Colorado, upon which it had constructed and was operating a water park. See Note 9 for a description of the disposition of assets. The Company has selected March 31 as its fiscal year end.

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

                    THE SOUTHSHORE CORPORATION

 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
       ------------------------------------------------------------
       Continued
       ---------
  Per Share Information
 ----------------------
  Per share information is computed based upon a weighted average number of shares outstanding.

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

 2.    PROPERTY AND EQUIPMENT
       ----------------------
     Property and equipment is summarized as follows:
                                                          March 31,
                                                     1999           1998
     Buildings                                   $   744,332    $   744,332
     Recreational park facilities                  3,673,082      3,673,082
     Office furniture and equipment                    9,832          9,832
     Equipment                                       101,724         98,829
     Land                                            435,173        435,173
                                                   ---------       --------
                                                   4,964,143      4,961,248

     Less accumulated depreciation                 3,638,049      3,076,217
                                                   ---------      ---------
                                                 $ 1,326,094    $ 1,885,031
                                                  =========      =========

                    THE SOUTHSHORE CORPORATION

 3.  NOTES PAYABLE

     Notes payable are summarized as follows:
                                                          March 31,
                                                     1999          1998
     Note payable to individual,
     collateralized by 7 1/2 acres
     of real estate, $2,957 per
     month with interest at 8%,
     due March 20, 2000                          $   54,631     $   72,841

     Note payable, interest at prime,
     renewable annually (see below *).                    -        136,590

     Note payable, interest at 12% per
     annum, collateralized by deed of
     trust, due September 30, 1997                        -         75,000

     Notes payable, private offering
     collateralized through an
     indenture of trust by all of
     the Company's real property
     and improvements subject to
     a second deed of trust on the
     7 1/2 acres above, interest at
     10% payable quarterly which
     commenced June 30, 1993 and
     four equal installments of
     principal which were scheduled
     to commence June 30, 1994
     net of unamortized discount of
     $1,462 at March 31, 1997
     (see below**)                                  716,250        955,000
                                                   --------      ---------
                                                    770,881      1,239,431
     Less current portion                          (770,881)    (1,201,567)
                                                 ----------     ----------
     Long-term portion                          $         -    $    37,864
                                                 ==========      =========

                    THE SOUTHSHORE CORPORATION

 3.  NOTES PAYABLE, Continued
    -------------------------
     * In April, 1994, the Company issued a $400,000 convertible promissory note to the Company's President pursuant to an arrangement whereby the President personally obtained a bank line of credit, the proceeds of which were made available to the Company. The note was convertible into up to 177,777 shares of common stock of the Company at $2.25 per share. As of March 31, 1999, there was no balance payable on this note.

     Maturities of notes payable after giving effect to the default provisions are summarized as follows:

          1999                   $ 770,881

     ** The provisions of indenture relating to the 10% secured notes contain various covenants pertaining to limitations on restricted payments (such as dividends, aggregate officers' compensation in excess of defined limits, etc.) based on maintenance of working capital and tangible stockholders' equity parameters. There are also limitations on total debt allowed. The Company failed to make required repayments on the notes payable outstanding. As of March 31, 1999, the entire balance of these notes payable have been shown as a current liability in the financial statements since the notes are in default. See
     Note 6.

 4.  STOCKHOLDERS' EQUITY
     --------------------
     Common Stock Options
     --------------------
     A shareholder of the Company has loaned $97,400 to the Company with interest rates ranging from prime to 12% per annum. As of March 31, 1999, the shareholders agreed to a $20,600 reduction in the amount of this obligation. The balance of the note payable of $76,800 is convertible at the shareholders option into common stock of the Company since the balance was not paid when due. The payable to the shareholders is uncollateralized.

     The President was granted an option to acquire 61,250 shares at $1.10 through December 25, 1999.

                    THE SOUTHSHORE CORPORATION

 4.  STOCKHOLDERS' EQUITY, Continued
    --------------------------------
     Warrants Issued with 10% Secured Notes
     --------------------------------------
     The Company sold 195 units of $5,000 each of 10% secured notes in a private placement. Each unit also included 625 warrants. Each warrant entitles the holder to purchase one restricted common share at $6.00 per share through June 30, 1997. The Company reserved 121,875 common shares for issuance for the exercise of these warrants. The warrants were deemed to have an aggregate value of $36,563 which was recorded upon their issuance as additional paid in capital and as a discount on the notes payable. As of March 31, 1999, 7,917 warrants have been exercised through the issuance of 27,146 shares of restricted common stock after adjustment for dilution.

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

 5.  INCOME TAXES
    -------------
     The Company uses the straight-line depreciation method for financial reporting purposes over 20 and 7 year estimated useful lives. The Company has elected to use the straight-line method over the Modified Accelerated Cost Recovery System ("MACRS") recovery periods of 31.5 and 7 years for income tax reporting purposes.

     As of March 31, 1999, there are no current or deferred income taxes payable. As of March 31, 1999, the Company has total deferred tax assets of approximately $1,700,000 due to operating loss carryforwards and the depreciation timing differences described above. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,700,000. Thus, no tax assets have been recorded in the financial statements as of March 31, 1999.

                    THE SOUTHSHORE CORPORATION

     -----------------------
     The Company has available at March 31, 1999 certain unused net operating loss carryforwards which may be applied against future taxable income expiring in various years through 2014. The amount which may be carried forward varies resulting from past and possible future changes in stock ownership, including warrant and stock options outstanding. The Company estimates that it has carryforwards of approximately $2,500,000 currently available.

 6.  RENEGOTIATED DEBT AND INTEREST
     ------------------------------
     During the year ended March 31, 1999 the Company renegotiated the balance of a debt and accrued interest to creditors downward by $274,866. This amounted to $.11 less loss per share.

 7.  CONTINGENCIES, GOING CONCERN
     ----------------------------
     As of March 31, 1999, the Company had accumulated losses aggregating $4,895,100 and had a working capital deficiency of $1,858,254. As more fully described in Note 9, the Company sold its assets and is therefore no longer in the operation of a water park business. Since the Company no longer has any operating business and minimal assets, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   8.  DELINQUENT PROPERTY TAXES
      --------------------------
     As of March 31, 1999 the Company had $644,963 property taxes payable, the majority of which are delinquent. In addition, included with other accrued interest in the financial statements is $234,100 of accrued interest on delinquent property taxes. On April 21, 1999, the delinquent property taxes and accrued interest were paid in full through the sale of the property.

                    THE SOUTHSHORE CORPORATION

9.   SUBSEQUENT EVENT
    -----------------
     On April 21, 1999, the real property of the Company was sold for $1,972,680. The following schedule summarizes the balance sheet proforma effect of the sale transaction.

                                     March 31,    Sale of
                                       1999       Assets      Proforma
                                     ---------    -------     --------
         Current Assets             $   84,317   $  63,630    $ 147,947
       Property and Equipment        1,326,094  (1,326,094)        -
          Escrow Account                  -        150,000      150,000
         Other Assets                   17,245        -          17,245
                                     ---------   ---------     --------
                                    $1,427,656 $(1,112,464)   $ 315,192
                                     =========  ==========     ========
       Current Liabilities          $1,942,571 $(1,654,432)   $ 288,139

     Stockholders Equity (Deficit)    (514,915)    541,968       27,053
                                     ---------    --------     --------
                                    $1,427,656 $(1,112,464)   $ 315,192
                                    ==========  ==========    =========

     The foregoing does not take into account the sale of equipment and water park features which occurred after April 21, 1999.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          --------------------------------------------
          REPORTS ON FORM 8-K
          -------------------
(a)  (1)  Financial Statements:

          Report of Independent Accountants:

            Balance Sheets at March 31, 1999 and 1998

            Statements of Operations for Years Ended March 31, 1999,
             1998 and 1997

            Statements of Shareholders' Equity

            Statements of Cash Flows for Years Ended March 31, 1999,
             1998 and 1997

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

    10.25   Promissory Note - Vancol Industries, Inc.(4)

    10.26   Convertible Promissory Note for $400,000 - Kenneth M. Dalton(5)

    10.28   Convertible Promissory Note for $104,500 - Kenneth M. Dalton(6)

    10.29   Stock Option for 61,250 shares - Kenneth M. Dalton(6)

    10.30 Purchase Agreement and Escrow Instructions - Bedford Property Investors, Inc.(7)

    27.1    Financial Data Schedule
______________________

(1)Incorporated by reference to Form S-18 Registration Statement, File No. 33-42730-D, filed September 11, 1991

(2)Incorporated by reference to Form 10-K for the year ended March 31, 1992 filed June 29, 1992, SEC File No. 0-19949

(3)Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993, File No. 0-19949

(4)Incorporated by reference to Form S-1, SEC File No. 33-73774, filed February 9, 1994

(5)Incorporated by reference to Form 8-K, SEC File No. 0-19949, filed May 6,
1994
                              10

(6) Incorporated by reference to form 8-K, SEC File No. 0-19949, filed December 30, 1994

(7)  Incorporated by reference to Proxy  Statement of March 12, 1999

(c)     Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 1999; however, on April 29, 1999 a Form 8-K was filed reporting the sale of the Company's water park property on April 21, 1999.



                               SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                THE SOUTHSHORE CORPORATION
(Date)                      June 28, 1999
By:(Signature)              /s/ Kenneth M. Dalton
(Name and Title)            Kenneth M. Dalton, President
                            and Principal Executive Officer



(Date)                      June 28, 1999
By:(Signature)              /s/ Eric L. Nelson
(Name and Title)            Eric L. Nelson, Principal
                            Accounting Officer and
                            Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  June 28, 1999               By: /s/ Kenneth M. Dalton
                                  Kenneth M. Dalton, Director



Date:  _______, 1999                By: _____________________________
                                  Rod K. Barksdale, Director



Date:  June 28, 1999               By: /s/ Ren Berggren
                                     Ren Berggren, Director