Form 10-Q
period 1999-06-30
SOUTHSHORE CORP /CO
filed 1999-08-13
CIK 859747

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

(Mark One)

[X]          QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________


                    Commission File Number 0-19949
                    ______________________________


                     THE SOUTHSHORE CORPORATION
        _____________________________________________________
        (Exact name of registrant as specified in its charter)


          Colorado                                 84-1153522
________________________________               ____________________
(State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                Identification No.)


                     c/o Kenneth M. Dalton, President
              26 Tamarade Drive, Littleton, Colorado  80127
              _______________________________________________
                 (Address of principal executive offices)


                            (303)  978-1475
           ___________________________________________________
           (Registrant's telephone number, including area code)

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

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of July 21, 1999.

                     PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      THE SOUTHSHORE CORPORATION
                       BALANCE SHEET (Unaudited)

                                           March 31, 1999     June 30, 1999
CURRENT ASSETS

Cash                                               84,317            40,134
Other Receivable                                        0           153,442
Notes Receivable                                        0                 0
Inventory                                               0                 0
                                             ____________      ____________
      Total Current Assets                         84,317           193,576

OTHER ASSETS

Land                                              435,173                 0
Property and Equipment,
  -net of accum depr. of
$3,638,049 and $0 Respect.                        890,921                 0
Deposits                                           17,245            17,245
Prepaids                                                0                 0
Other Assets                                            0                 0
Debt Offering Costs,
  -net of accum amort                                   0                 0
                                             ____________      ____________
     Total Assets                               1,427,656           210,821

CURRENT LIABILITIES

Notes Payable -Current                            770,881                 0
Notes Payable -Related Parties                     76,800                 0
Property Taxes Payable                            644,963                 0
Accrued Interest                                  234,100                 0
Accounts Payable -Trade                            27,223             2,498
Deferred Income                                     1,000                 0
Accrued Payroll                                   173,716            15,667
Other Accrued Expenses                             13,886            64,834
                                             ____________      ____________
     Total Current Liabilities                  1,942,571            82,998

Notes Payable
  -net of current portion                               0                0
Notes Payable -Related Parties
  -net of current portion                               0                0
                                             ____________      ____________
     Total Liabilities                          1,942,571            82,998

STOCKHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
  25,000,000 Shares Authorized
  None Issued and Outstanding

Common Stock, $.001 Par Value
  100,000,000 Shares Authorized;
2,610,470 issued and outstanding
respectively                                        2,611             2,611

Additional Paid-In Capital                      4,377,574         4,377,574
Retained Earnings                              (4,895,100)       (4,252,363)
                                             ____________      ____________
     Total Stockholders' Equity                  (514,915)          127,823

     Total Liabilities and
     Stockholders' Equity                       1,427,656           210,821

                          THE SOUTHSHORE CORPORATION
                            STATEMENT OF OPERATIONS
                                (Unaudited)

                                   Three Months            Three Months
                                   Ended June 30,          Ended June 30,
                                   1999                    1998
Revenue

Sales -Admissions                             0               179,713
Sales -Food, Merchandise                      0                46,382
Sales -Other                                  0                 2,515
Corporate Sponsorships                        0                 5,750
                                    ___________           ___________
     Total Sales                              0               234,360


Cost of Sales                                 0                 5,703
                                    ___________           ___________
Gross Profit                                  0               228,657


Operating Expenses

Salaries                                  4,611                71,634
Payroll Taxes                              (474)                8,144
Operating Supplies                          207                 6,489
Chemicals                                     0                 6,437
Repairs & Maintenance                         0                11,400
Advertising                                  48                44,626
Outside Services                         22,242                11,788
Utilities                                  (592)               14,174
Insurance                                   903                10,102
Depreciation & Amort                          0               140,217
Property Taxes                           (1,665)               24,270
Other                                       718                 2,282
                                    ___________           ___________
     Total Operating Exp                 25,998               351,561


Excess of Expense Over
Revenue (Before Other
Income/Expense)                         (25,998)             (122,904)


Other Income                             (1,598)                5,525
Interest Expense (Net)                    4,488               (24,085)
Gain on Sale of Assets                 (831,436)                    0
Property Sale Commissions/Fees          104,617                     0
Demolition Expense                       55,195                     0
                                    ___________           ___________

     Net Profit(Loss)                   642,737              (141,464)

Net Profit (Loss) Per Share                0.25                 (0.05)

                      THE SOUTHSHORE CORPORATION

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  From March 31, through June 30, 1999
                           (Unaudited)

                                         Additional    Retained
                    Number of    Common  Paid-In      Earnings
Date                Shares       Stock   Capital      (Deficit)     Total
Balance at
 March 31, 1999    2,610,470     2,611   4,377,574   (4,895,100)   (514,915)

Net Profit 3
 Months Ended
 June 30, 1999                                          642,737     642,737

Balance at
 June 30, 1999     2,610,470     2,611   4,377,574   (4,252,362)    127,823









                      THE SOUTHSHORE CORPORATION

                        STATEMENT OF CASH FLOWS
                             (Unaudited)

                                            Three Months       Three Months
                                            Ending June 30     Ending June 30
                                            1999               1998
Cash flows from Operating Activities

Net Profit(Loss)                                   642,737        (141,464)


Adjustments to Reconcile Net(Loss)
  to Net Cash (Used In) Operating Activities

Amortization and Depreciation                            0         140,217
(Increase) in Accounts/Other Receivable           (153,442)        (14,109)
(Increase) in Inventory                                  0          (5,264)
Increase in Accounts Payable
  and Accrued Expenses                          (1,011,892)         80,485

Other, net                                               0          30,429
                                                __________      __________

Net Cash (Used In) Operating Activities           (522,597)         90,293


Cash flows from Investing Activities

Deposits                                                 0            (40)
Land, Property, Equipment                        1,326,094              0
                                                __________     __________

Net Cash (Used In) Investing Activities          1,326,094            (40)


Cash flows from Financing Activities

Increase(Decrease) Debt                           (847,681)       (47,748)
Issuance of Stock, Net of Offering Costs                 0              0
                                                __________     __________

Net Cash Provided by Financing Activities         (847,681)       (47,748)
                                                __________     __________

Increase(Decrease) in Cash                         (44,184)        42,505


Cash, Beginning of Period                           84,317          1,841

Cash, End of Period                                 40,134         44,346
                                                __________     __________

Income Taxes Paid                                        0              0

Interest Paid                                      238,588          2,119

                       THE SOUTHSHORE CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                             June 30, 1999
                              (Unaudited)

(1)  Summary of Accounting Policies

     A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     (a)  General

     The Southshore Corporation ("Company") was incorporated under the laws of Colorado on March 26, 1990 for the purpose of engaging in any lawful business; however since 1992 through April 21, 1999 the Company had been engaged in the operation of a water park located in the Southeast Denver Metropolitan Area. The park property was sold on April 21, 1999 for $1,972,680. Currently the Company is engaged in removal of certain improvements from the property as required by the purchase agreement, and for which $150,000 of the purchase price was withheld pending completion. The Company estimates it will have the removal completed in July 1999.

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

     Management has elected to omit substantially all the footnotedisclosures required by generally accepted accounting principles.

     The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1999. The results of operation for the period ended June 30, 1999 are not indicative of the operating results for the full year.

     (c)  Property and Equipment

     Property and equipment are stated at cost. The original park water features are depreciated using a straight line method based on a 7 year estimated useful life. A 20 year estimated useful life on a straight line basis is utilized on the buildings. Park improvements since 1994 have been depreciated using a modified accelerated cost recovery method over 31.5 years for buildings and 7 years for equipment. As of April 21, 1999, the Company has no depreciable assets.

(2)  Liquidity and Capital Resources

     See Management's Discussion for disclosure related to liquidity and capital and the related contingencies and commitments.

(3)  Net Profit and Loss Per Common Share

     Net profit and loss per common share for the three month period ended June 30, 1999 and 1998 has been computed based on the weighted number of shares outstanding during the respective periods.

(4)  Bank Line of Credit -Note to President

     On April 25, 1994, the Company issued a five year promissory note in the amount of $400,000 to its President. The note was issued pursuant to an arrangement whereby the President became personally obligated and personally secured a $400,000 bank line of credit, the proceeds of which were made available to the Company. The Company is required to pay interest on the line at the bank's primerate. The Company's President has the right to purchase common stock at $2.25 per share in an amount equal to what he is at risk on the bank line of credit. On default of the note he may convert the outstanding balance to common stock at $1.00 per share. At June 30, 1999, there was no balance payable on this note and the bank line of credit has expired.

(5)  10% Secured Notes -$970,000

     The Company used the proceeds of the sale of its water park property on April 21, 1999 for $1,972,680 to retire the 10% secured notes for $716,250 as per an agreement with the noteholders.

(6)  Property Tax Lien

     First Union National Bank (New Jersey) held a property tax certificate from Arapahoe County, Colorado in the amount of $769,850 for prior delinquent property taxes and interest through April 21, 1999. This certificate was
convertible into a tax      deed at the request of First Union.  On April 21,
1999, the Company used the proceeds of the sale of its waterpark property to pay this obligation in full, as well as, all other property tax obligations at that date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS

Financial Condition

     At June 30, 1999, working capital was $110,578 as compared to a negative $1,858,254 at March 31, 1999. The principal reasons for the increase in working capital was sale of the Company's waterpark property and liquidation of its property. See "Liquidity and Capital Resources" below.

     At June 30, 1999, the Company's shareholders' equity was $127,823 an increase of $642,738 over March 31, 1999, due entirely to the gain on sale of the company's waterpark property.

Results of Operations -Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

     The Company did not have any revenues for the current three months ended June 30, 1999 as the Company's waterpark property was sold for redevelopment and did not open for the summer in 1999.

     Expenses for the current three months were minimal as compared to the three months ended June 30, 1998 as the Company has ceased its waterpark operation. The Company's President and Accounting Officer work on a as-needed basis to complete the park demolition and to maintain current corporate reporting. Outside services for the current three months reflects legal and auditing expenses associated with the sale of the waterpark property and completion of the Company's year-end audit. (see Liquidity and Capital Resources). The statement of operations for the current three months also reflect a gain on the sale of assets of $ 831,436 from the sale of its property. It also reflects commissions, fees and demolition costs of $160,000 relating to the sale.

Liquidity and Capital Resources

     At June 30, 1999, the Company had $82,998 in current obligations, primarily composed of accrued expenses associated with accounting, legal and demolition expenses. The Company at June 30, 1998, had $ 40,134 in cash and $150,000 due from Bedford Property Investors payable upon approval of demolition and removal of the property improvements to the specifications of Bedford Property Investors.

     The Company's ability to continue as a going concern depends the successful merger of the corporation with another entity. Management is pursuing a merger opportunity which it hopes would bring value to the Company's shareholders, though there is no guarantee that this can achieved. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART II -OTHER INFORMATION

ITEM 5     OTHER INFORMATION

     On April 21, 1999, the Company closed on its sale of its waterpark property to Bedford Property Investors, based in California, for $1,972,680 (less brokerage commissions of $98,634). Currently the Company is engaged in removal of the improvements from the property as required by the purchase agreement, and for which $150,000 of the purchase price was withheld pending completion. The Company at the date of this filing has completed the demolition and removal and is awaiting the approval of Bedford and subsequent release of monies held in escrow. The Company also has received an additional approximate $180,000 for improvements and other assets it was able to resell.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1    Articles of Incorporation<FN1>

     3.2    Bylaws<FN1>

     10.3   Incentive Stock Option Plan<FN1>

     10.12  Indenture of Trust and 10% Secured Promissory Note<FN2>

     10.29  Stock Option 61,250 shares -Kenneth M. Dalton<FN3>

     10.31  Purchase - Bedford Property Investors<FN4>

     27.1   Financial Data Schedule
___________________________

     <FN1>    Incorporated by reference to Form S-18 Registration Statement,
File No. 33-42730-D, filed September 11, 1991

     <FN2>    Incorporated by reference to Form 10-K for year ended March 31,
1993 filed July 16, 1993 File No. 0-19949

     <FN3>    Incorporated by reference to Form 8-K filed December 30, 1994,
File No. 0-19949

     <FN4>    Incorporated by reference to Proxy Statement filed March 24,
1999, File No. 0-19949

(b)  No reports on Form 8-K during the quarter ended June 30, 1999.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                         THE SOUTHSHORE CORPORATION


BY(Signature)                    /s/ Kenneth M. Dalton
(Date)                           August 5, 1999
(Name and Title)                 Kenneth M. Dalton, President
                                 and Principal Executive Officer


BY(Signature)                    /s/ Eric L. Nelson
(Date)                           August 5, 1999
(Name and Title)                 Eric L. Nelson
                                 Principal Accounting Officer