Form 10-Q
period 1999-09-30
SOUTHSHORE CORP /CO
filed 1999-11-04
CIK 859747

                             FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

(Mark One)

[X]   QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 0-19949
                       -------

                   THE SOUTHSHORE CORPORATION
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

                 Colorado                     84-1153522
      ------------------------------       ----------------
     (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)       Identification No.)


                   c/o Kenneth M. Dalton, President
           26 Tamarade Drive,   Littleton, Colorado  80127
           -----------------------------------------------
             (Address of principal executive offices)

                        (303)  978-1475
       --------------------------------------------------
      (Registrant's telephone number, including area code)

     ____________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

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

     The registrant had 2,610,470 shares of its $.001 par value common stock outstanding as of October 18, 1999.

PART I -FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

THE SOUTHSHORE CORPORATION

BALANCE SHEET (Unaudited)

                                            March 31           Sept 30
                                              1999               1999
   CURRENT ASSETS
   Cash                                      84,317             103,670
   Other Receivable                               0                   0
   Notes Receivable                               0                   0
   Inventory                                      0                   0
                                          _________          __________
         Total Current Assets                84,317             103,670

   OTHER ASSETS

   Land                                     435,173                   0
   Property and Equipment,
     -net of accum depr. of
   $3,638,049 and $0 Respect.               890,921                   0
   Deposits                                  17,245              17,245
   Prepaids                                       0                   0
   Other Assets                                   0                   0
   Debt Offering Costs,
     -net of accum amort                          0                   0
                                          _________          __________
        Total Assets                      1,427,656             120,915

   CURRENT LIABILITIES

   Notes Payable -Current                   770,881                   0
   Notes Payable -Related Parties            76,800                   0
   Property Taxes Payable                   644,963               7,550
   Accrued Interest                         234,100                   0
   Accounts Payable -Trade                   27,223                   0
   Deferred Income                            1,000                   0
   Accrued Payroll                          173,716                   0
   Other Accrued Expenses                    13,886                   0
                                       ____________          __________
        Total Current Liabilities         1,942,571               7,550

   Notes Payable
     -net of current portion                      0                   0
   Notes Payable -Related Parties
     -net of current portion                      0                   0
                                      _____________         ___________
        Total Liabilities                 1,942,571               7,550

   STCOCKHOLDERS' EQUITY

   Preferred Stock, $.01 Par Value
     25,000,000 Shares Authorized
     None Issued and Outstanding

   Common Stock, $.001 Par Value
     100,000,000 Shares Authorized;
   2,610,470 issued and outstanding
   respectively                               2,611               2,611

   Additional Paid-In Capital             4,377,574           4,377,574
   Retained Earnings                     (4,895,100)         (4,266,820)
                                         ___________       _____________
        Total Stockholders' Equity         (514,915)            113,365

        Total Liabilities and
        Stockholders' Equity              1,427,656             120,915


THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

                                      Three Months         Three Months
                                     Ended Sept 30,       Ended Sept 30,
                                         1999                  1998
   Revenue
   Sales -Admissions                            0               597,904
   Sales -Food, Merchandise                     0               161,213
   Sales -Other                                 0                 1,680
   Corporate Sponsorships                       0                 4,750
                                       __________          ____________
        Total Sales                             0               765,547


   Cost of Sales                                0                18,581
                                       __________          ____________
   Gross Profit                                 0               745,966


   Operating Expenses

   Salaries                                 8,333               384,700
   Payroll Taxes                             (485)               25,773
   Operating Supplies                          15                 2,940
   Chemicals                                    0                 5,792
   Repairs & Maintenance                        0                 6,998
   Advertising                                  0                21,177
   Outside Services                          (135)               19,134
   Utilities                                    5                65,558
   Insurance                                  (62)                9,776
   Depreciation & Amort                         0               140,539
   Property Taxes                           7,550                24,374
  Other                                       411                17,988
                                       ___________          ___________
        Total Operating Exp                15,632               724,747


   Excess of Revenue Over
   Expense (Before Other
   Income/Expense)                        (15,632)               22,219


   Other Income                             1,175                 2,604
   Interest Expense (Net)                       0               (13,047)
                                      ____________           ___________

        Net Profit(Loss)                  (14,457)               11,776

   Net Profit (Loss) Per Share              (0.01)                 0.01


THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

                                             Six Months       Six Months
                                           Ended Sept 30,    Ended Sept 30,
                                               1999              1998

   Revenue
   Sales -Admissions                                  0            777,617
   Sales -Food, Merchandise                           0            207,595
   Sales -Other                                       0              4,195
   Corporate Sponsorships                             0             10,500
                                             __________       ____________
        Total Sales                                   0            999,907


   Cost of Sales                                      0             24,284
                                             __________       ____________
   Gross Profit                                       0            975,624


   Operating Expenses

   Salaries & Bonuses                            12,944            456,324
   Payroll Taxes                                   (959)            33,916
   Operating Supplies                               222              9,428
   Chemicals                                          0             12,229
   Repairs & Maintenance                              0             18,398
   Advertising                                      486              5,803
   Outside Services                              22,107             30,922
   Utilities                                       (587)            79,732
   Insurance                                        841             19,877
   Depreciation & Amort                               0            280,755
   Property Taxes                                 5,885             48,643
  Other                                           1,128             20,271
                                            ___________        ___________
        Total Operating Exp                      41,629          1,076,298


   Excess of Revenue over Expense
   (Before Other Income/Expense)                (41,629)          (100,674)


   Other Income                                   2,773              8,129
   Interest Expense (Net)                        (4,488)           (37,133)
   Amort. of Debt Offering                            0                  0
   Gain/Loss on Sale of Assets                  831,436                  0
   Property Sale Commission/Fees               (104,617)                 0
   Demolision Expense                           (55,195)                 0

        Net Profit(Loss)                        628,280           (129,678)

   Gain (Loss) Per Share                           0.24              (0.05)


THE SOUTHSHORE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

From March 31, through September 30, 1999
(Unaudited)

                                                       Retained
                  Number of   Common    Additional     Earnings
Date              Shares      Stock   Paid-In Capital  (Deficit)    Total
Balance at
March 31, 1999  2,610,470   2,611     4,377,574      (4,895,100)   (514,915)

Net Profit Six
Months Ended
September 30,
1999                                                     628,280    628,280

Balance at
June 30, 1999   2,610,470   2,611     4,377,574       (4,266,820)   113,365


                               Page 4

THE SOUTHSHORE CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

                                                Six Months       Six Months
                                              Ending Sept 30   Ending Sept 30
                                                   1999             1998
Cash flows from Operating Activities

Net Profit(Loss)                                  628,280           (129,678)


   Adjustments to Reconcile Net(Loss)
   to Net Cash (Used In) Operating Activities

   Amortization and Depreciation                         0           280,755
   (Increase)  in Accounts/Other Receivable              0           (39,954)
   (Increase) in Inventory                               0                 0
   Increase in Accounts Payable
   and Accrued Expenses                         (1,087,340)          391,955

   Other, net                                            0           (43,804)
                                                ___________         _________

   Net Cash (Used In) Operating Activities        (459,060)          459,275



   Cash flows from Investing Activities

   Deposits                                               0              200
   Land, Property, Equipment                      1,326,094           (2,895)
                                                  _________       ___________

   Net Cash (Used In) Investing Activities        1,326,094           (2,695)



   Cash flows from Financing Activities

   Increase(Decrease) Debt                         (847,681)        (230,827)
   Issuance of Stock, Net of Offering Costs               0                0
                                                   __________      __________

   Net Cash Provided by Financing Activities       (847,681)        (230,827)
                                                   __________      __________

   Increase(Decrease) in Cash                       19,3522           25,752


   Cash, Beginning of Period                         84,317            1,841

   Cash, End of Period                              103,670          227,593
                                                 __________       __________


   Income Taxes Paid                                      0                0

   Interest Paid                                      4,488            6,069


                                Page 5

THE SOUTHSHORE CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 1999
(Unaudited)

(1)  Summary of Accounting Policies
     ------------------------------
     A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     (a)  General

      The Southshore Corporation ("Company") was incorporated under the laws of Colorado on March 26, 1990 for the purpose of engaging in any lawful business; however since 1992 through April 21, 1999 the Company had been engaged in the operation of a water park located in the Southeast Denver Metropolitan Area. The park property was sold on April 21, 1999 for $1,972,680. The Company has completed the removal of certain improvements from the property as required by the purchase agreement. $150,000 of the purchase price which was held in escrow pending completion of the removal has been released.

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

     The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1999. The results of operation for the period ended September 30, 1999 are not indicative of the operating results for the full year.

     (c)  Property and Equipment

      Property and equipment are stated at cost. The original park water features are depreciated using a straight line method based on a 7 year estimated useful life. A 20 year estimated useful life on a straight line basis is utilized on the buildings. Park improvements since 1994 have been depreciated using a modified accelerated cost recovery method over 31.5 years for buildings and 7 years for equipment. As of September 30, 1999, the Company has no depreciable assets.

(2)   Liquidity and Capital Resources
      -------------------------------
      See Management's Discussion for disclosure related to liquidity and capital and the related contingencies and commitments.

(3)   Net Profit and Loss Per Common Share
      ------------------------------------
      Net profit and loss per common share for the three month period ended September 30, 1999 and 1998 has been computed based on the weighted number of shares outstanding during the respective periods.

(4)   10% Secured Notes -$970,000
      ---------------------------
     The Company used the proceeds of the sale of its water park property on April 21, 1999 for $1,972,680 to retire the 10% secured notes for $716,250 as per an agreement with the noteholders.

(5)  Property Tax Lien
     -----------------
     First Union National Bank (New Jersey) held a property tax certificate from Arapahoe County, Colorado in the amount of $769,850 for prior delinquent property taxes and interest through April 21, 1999. This certificate was convertible into a tax deed at the request of First Union. On April 21, 1999, the Company used the proceeds of the sale of its waterpark property to pay this obligation in full, as well as, all other property tax obligations at that date.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Financial Condition
-------------------

     At September 30, 1999, working capital was $96,120 as compared to a negative $1,858,254 at March 31, 1999. The principal reasons for the increase in working capital was sale of the Company's waterpark property and liquidation of its property. See "Liquidity and Capital Resources" below.

     At September 30, 1999, the Company's shareholders' equity was $113,365 an increase of $628,280 over March 31, 1999, due entirely to the gain on sale of the company's waterpark property.


Results of Operations -Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.
------------------------------------------------------------------------

     The Company did not have any revenues for the current three months ended September 30, 1999 as the Company's waterpark property was sold for redevelopment and did not open for the summer in 1999.

     Expenses for the current three months were minimal as compared to the three months ended September 30, 1998 as the Company has ceased its waterpark operation. The Company's President and Accounting Officer work on a as-needed basis to complete the park demolition and to maintain current corporate reporting. The statement of operations for the current three months also reflect an estimated personal property tax bill due in 2000 for tax year 1999 of $7550.

Results of Operations -Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998.
--------------------------------------------------------------------------

     The Company did not have any revenues for the current six months ended September 30, 1999 as the Company's waterpark property was sold for redevelopment and did not open for the summer in 1999.

     Expenses for the current six months were minimal as compared to the six months ended September 30, 1998 as the Company has ceased its waterpark operation. The Company's President and Accounting Officer work on a as-needed basis to complete the park demolition and to maintain current corporate reporting. Outside services for the current six months reflects legal and auditing expenses associated with the sale of the waterpark property and completion of the Company's year-end audit. The statement of operations for the current three months also reflect a gain on the sale of assets of $ 831,436 from the sale of its property. It also reflects commissions, fees and demolition costs of approximately $160,000 relating to the sale.

Liquidity and Capital Resources
-------------------------------
     At September 30, 1999, the Company's only current obligation is $7,550 in estimated personal property tax bill from Arapahoe County, Colorado payable in the year 2000. The Company anticipates no further expenses, other than outside services of legal and accounting for corporate reporting and legal counsel as to remaining public shell issues. The Company at September 30, 1999, had $103,670 in cash and $17,250 due from Arapahoe County, Colorado for a public improvement deposit. The Company anticipates that it will recover the deposit at a undetermined future time.

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

PART II -OTHER INFORMATION

ITEM 5     OTHER INFORMATION
----------------------------
     On April 21, 1999, the Company closed on its sale of its waterpark property to Bedford Property Investors, based in California, for $1,972,680 (less brokerage commissions of $98,634). The Company also has received an additional approximate $180,000 for improvements and other assets it was able to resell.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------
(a)  Exhibits

       3.1      Articles of Incorporation(1)

       3.2      Bylaws(1)

       10.3     Incentive Stock Option Plan(1)

       10.12    Indenture of Trust and 10% Secured Promissory Note(2)

       10.29    Stock Option 61,250 shares -Kenneth M. Dalton(3)

       10.31    Purchase - Bedford Property Investors(4)

       27.1     Financial Data Schedule
___________________________

       (1) Incorporated by reference to Form S-18 Registration Statement, File No. 33-42730-D, filed September 11, 1991

       (2) Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993 File No. 0-19949

       (3) Incorporated by reference to Form 8-K filed December 30, 1994, File No. 0-19949

       (4) Incorporated by reference to Proxy Statement filed March 24, 1999, File No. 0-19949

   (b)    No reports on Form 8-K during the quarter ended September 30, 1999.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                               THE SOUTHSHORE CORPORATION



BY(Signature)                              /s/ Kenneth M. Dalton
(Date)                                     October 18, 1999
(Name and Title)                           Kenneth M. Dalton, President
                                           and Principal Executive Officer



BY(Signature)                              /s/ Eric L. Nelson
(Date)                                     October 18, 1999
(Name and Title)                           Eric L. Nelson
                                           Principal Accounting Officer