Form 10-Q
period 1999-12-31
SOUTHSHORE CORP /CO
filed 2000-02-14
CIK 859747

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________

Commission File Number 0-19949

                 THE SOUTHSHORE CORPORATION
   (Exact name of registrant as specified in its charter)

Colorado                                84-1153522
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

                     c/o RV Holiday.com
 422 East Vermijo Suite 216; Colorado Springs, Colorado 80903
          (Address of principal executive offices)

                       (719) 884-7216
    (Registrant's telephone number, including area code)

5373 North Union Blvd., Suite 100 Colorado Springs, Colorado 80918
   (Former name, former address and former fiscal year, if
                 changed since last report)

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

     The registrant had 8,110,470 shares of its $.001 par value common stock outstanding as of February 7, 2000.


                   PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE SOUTHSHORE CORPORATION

BALANCE SHEET (Unaudited)

                                    March 31            Dec 31
                                      1999               1999
CURRENT ASSETS

Cash                                  84,317             102,484
Other Receivable                           0                   0
Notes Receivable                           0                   0
Inventory                                  0                   0
                                  ____________        ____________
      Total Current Assets            84,317             102,484

OTHER ASSETS

Land                                 435,173                   0
Property and Equipment,
  -net of accum depr. of
$3,638,049 and $0 Respect.           890,921                   0
Deposits                              17,245              17,245
Prepaids                                   0                   0
Other Assets                               0                   0
Debt Offering Costs,
  -net of accum amort                      0                   0
                                  ____________        ____________
     Total Assets                  1,427,656             119,729

CURRENT LIABILITIES

Notes Payable -Current               770,881                   0
Notes Payable -Related Parties        76,800                   0
Property Taxes Payable               644,963               7,918
Accrued Interest                     234,100                   0
Accounts Payable -Trade               27,223               2,489
Deferred Income                        1,000                   0
Accrued Payroll                      173,716                   0
Other Accrued Expenses                13,886               3,750
                                  ____________        ____________
     Total Current Liabilities     1,942,571              14,157

Notes Payable
  -net of current portion                  0                   0
Notes Payable -Related Parties
  -net of current portion                  0                   0
                                  ____________        ____________
     Total Liabilities             1,942,571              14,157

STCOCKHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
  25,000,000 Shares Authorized
  None Issued and Outstanding

Common Stock, $.001 Par Value
  100,000,000 Shares Authorized;
  2,610,470 issued and outstanding
  respectively                         2,611               2,611

Additional Paid-In Capital         4,377,574           4,377,574
Retained Earnings                 (4,895,100)         (4,274,614)
                                  ____________        ____________
     Total Stockholders' Equity     (514,915)            105,572

     Total Liabilities and
     Stockholders' Equity          1,427,656             119,729



THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)
                                       Three Months       Three Months
                                       Ended Dec 31,      Ended Dec 31,
                                           1999               1998
Revenue

Sales -Admissions                              0              1,540
Sales -Food, Merchandise                       0                  0
Sales -Other                                   0                  0
Corporate Sponsorships                         0                  0
                                       ___________        ___________
     Total Sales                               0              1,540


Cost of Sales                                  0                  0
                                       ___________        ___________
Gross Profit                                   0              1,540


Operating Expenses

Salaries/Administrative                    3,750              7,833
Payroll Taxes                                  0              6,649
Operating Supplies                             0                343
Chemicals                                      0                  0
Repairs & Maintenance                          0                162
Advertising                                  378                  0
Outside Services                           2,443              2,367
Utilities                                      0              5,314
Insurance                                      0              8,244
Depreciation & Amort                           0            140,539
Property Taxes                               368             24,374
Other                                      1,528              6,288
                                       ___________        ___________
     Total Operating Exp                   8,468            202,113


Excess of Revenue Over
Expense (Before Other
Income/Expense)                           (8,468)          (200,573)


Other Income                                 689                  0
Interest Expense (Net)                       (16)           (18,034)
                                       ___________        ___________

     Net Profit(Loss)                     (7,794)          (218,607)

Net Profit (Loss) Per Share                (0.01)             (0.08)



THE SOUTHSHORE CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)
                                       Nine Months        Nine Months
                                       Ended Dec 31,      Ended Dec 31,
                                           1,999              1,998
Revenue

Sales -Admissions                              0            777,847
Sales -Food, Merchandise                       0            207,778
Sales -Other                                   0              4,195
Corporate Sponsorships                         0             10,500
                                       ___________        ___________
     Total Sales                               0          1,000,320


Cost of Sales                                  0             24,284
                                       ___________        ___________
Gross Profit                                   0            976,036


Operating Expenses

Salaries/Administrative                   16,694            464,158
Payroll Taxes                               (959)            40,565
Operating Supplies                           222              9,771
Chemicals                                      0             12,229
Repairs & Maintenance                          0             18,560
Advertising                                  426             65,803
Outside Services                          24,550             33,289
Utilities                                   (587)            85,047
Insurance                                    841             28,121
Depreciation & Amort                           0            421,294
Property Taxes                             6,253             73,017
Other                                      2,657             26,558
                                       ___________        ___________
     Total Operating Exp                  50,097          1,278,411


Excess of Revenue over Expense
(Before Other Income/Expense)            (50,097)          (302,375)


Other Income                               3,462              9,257
Interest Expense (Net)                    (4,504)           (55,167)
Gain/Loss on Sale of Assets              831,436                  0
Property Sale Commission/Fees           (104,617)                 0
Demolision Expense                       (55,195)                 0

     Net Profit(Loss)                    620,486           (348,285)

Gain (Loss) Per Share                       0.24              (0.13)



THE SOUTHSHORE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From March 31, through December 31, 1999
(Unaudited)

                                                           Retained
                    Number of   Common     Additional      Earnings
Date                  Shares    Stock    Paid-In Capital  (Deficit)    Total

Balance at
March 31, 1999     2,610,470    2,611      4,377,574     (4,895,100) (514,915)

Net Profit Nine
Months Ended
at December 31,1999                                         620,486   620,486

Balance at
December 31, 1999  2,610,470    2,611      4,377,574     (4,274,614)  105,572



THE SOUTHSHORE CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)                                      Nine Months       Nine Months
                                                 Ending Dec 31     Ending Dec 31
                                                       1999            1998
Cash flows from Operating Activities

Net Profit(Loss)                                     620,486         (348,285)


Adjustments to Reconcile Net(Loss)
to Net Cash (Used In) Operating Activities

Amortization and Depreciation                              0          421,294
(Increase)  in Accounts/Other Receivable                   0           (8,308)
(Increase) in Inventory                                    0                0
Increase in Accounts Payable
and Accrued Expenses                              (1,080,733)         275,825

Other, net                                                 0           (5,116)
                                                  __________        __________

Net Cash (Used In) Operating Activities             (460,247)         335,409



Cash flows from Investing Activities

Deposits                                                   0              200
Land, Property, Equipment                          1,326,094           (2,895)
                                                  __________        __________

Net Cash (Used In) Investing Activities            1,326,094           (2,695)



Cash flows from Financing Activities

Increase(Decrease) Debt                             (847,681)        (242,359)
Issuance of Stock, Net of Offering Costs                   0                0
                                                  __________        __________

Net Cash Provided by Financing Activities           (847,681)        (242,359)
                                                  __________        __________

Increase(Decrease) in Cash                            18,166           90,355


Cash, Beginning of Period                             84,317            1,841

Cash, End of Period                                  102,483           92,196
                                                  __________        __________


Income Taxes Paid                                          0                0

Interest Paid                                          4,504            6,069




                  THE SOUTHSHORE CORPORATION

                 NOTES TO FINANCIAL STATEMENTS

                       December 31, 1999
                          (Unaudited)

(1)  Summary of Accounting Policies

     A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     (a)  General

          The Southshore Corporation ("Company") was incorporated under the laws of Colorado on March 26, 1990 for the purpose of engaging in any lawful business; however since 1992 through April 21, 1999 the Company had been engaged in the operation of a water park located in the Southeast Denver Metropolitan Area. The park property was sold to Bedford Property Investors on April 21, 1999 and all property improvements were subsequently removed.

          On February 2, 2000, The Southshore Corporation completed the acquisition of RV Holiday.com, Inc. RV Holiday.com, Inc. is a Colorado Springs, Colorado based company engaged in the development of an internet portal site for RV enthusiasts as well as in acquiring RV dealerships nationwide. Going forward, Southshore's operations and management will be those of RV Holiday.

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

          The accompanying financial statements should be read in conjunction with the Company's audited financial statements as of March 31, 1999. The results of operation for the period ended December 31, 1999 are not indicative of the operating results for the full year.

     (c)  Property and Equipment

          Property and equipment are stated at cost. The original park waterfeatures are depreciated using a straight line method based on a 7 year estimated useful life. A 20 year estimated useful life on a straight line basis is utilized on the buildings. Park improvements since 1994 have been depreciated using a modified accelerated cost recovery method over 31.5 years for buildings and 7 years for equipment. As of December 31, 1999, the Company has no depreciable assets.

(2)  Liquidity and Capital Resources

     See Management's Discussion for disclosure related to liquidity and capital and the related contingencies and commitments.

(3)  Net Profit and Loss Per Common Share

     Net profit and loss per common share for the three month period ended December 31, 1999 and 1998 has been computed based on the weighted number of shares outstanding during the respective periods.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Financial Condition

     At December 31, 1999, working capital was $88,327 as compared to a negative $1,858,254 at March 31, 1999. The principal reasons for the increase in working capital was sale of the Company's waterpark property and liquidation of its property. See "Liquidity and Capital Resources" below.

     At December 31, 1999, the Company's shareholders' equity was $105,572 an increase of $620,487 over March 31, 1999, due entirely to the gain on sale of the company's waterpark property.


Results of Operations -Three Months Ended December 31, 1999
Compared to Three Months Ended December 31, 1998.

     The Company did not have any revenues for the current three months ended December 31, 1999 as the Company's waterpark property was sold for redevelopment and did not open for the summer in 1999.

     Expenses for the current three months were minimal as compared to the three months ended December 31, 1998 as the Company has ceased its waterpark operation. The expenses for the current three months represent the labor, legal and other administrative costs associated with maintaining current corporate reporting and exploring merger options for the corporate entity.


Results of Operations -Nine Months Ended December 31, 1999
Compared to Nine Months Ended December 31, 1998.

     The Company did not have any revenues for the current nine months ended December 31, 1999 as the Company's waterpark property was sold for redevelopment and did not open for the summer in 1999.

     Expenses for the current nine months were minimal as compared to the nine months ended December 31, 1998 as the Company has ceased its waterpark operation. The Company's President and Accounting Officer worked during this period on an as-needed basis to complete the park demolition, maintain current corporate reporting and evaluate merger candidates for the corporate entity. Outside services for the current nine months reflects legal and auditing expenses associated with the sale of the waterpark property and completion of the Company's year-end audit. The statement of operations for the current three months also reflect a gain on the sale of assets of $ 831,436 from the sale of its property. It also reflects commissions, fees and demolition costs of approximately $160,000 relating to the sale.

Liquidity and Capital Resources

     At December 31, 1999, the Company's current obligations are $7,918 in personal property taxes due to Arapahoe County and accrued administrative and legal expenses of $6239. The Company anticipates no further expenses, other than outside services of legal and accounting for corporate reporting and legal counsel as to the remaining public shell issues. The Company at December 31, 1999, had $102,484 in cash and $17,250 due from Arapahoe County, Colorado for a public improvement deposit. The Company anticipates that it will recover the deposit at a undetermined future time.


PART II -OTHER INFORMATION

ITEM 5     OTHER INFORMATION

     The Southshore Corporation ("Southshore") on February 2, 2000 completed the agreement and plan of merger ("Agreement") whereby a wholly-owned subsidiary of Southshore was merged with RV Holiday.Com, Inc. ("RV Holiday") and 5.5 million shares of Southshore common stock was issued to shareholders of RV Holiday. RV Holiday is a recently formed company, based in Colorado Springs, Colorado, engaged in a business to develop and internet portal site for RV enthusiasts and to acquire RV dealerships. As of this date Southshore will have 8,110,470 shares outstanding; thus, the shares of common stock of Southshore to be issued would represent approximately 67.8% of the outstanding shares of common stock. Pursuant to the agreement, at the closing the current directors of Southshore are to appoint as new directors of Southshore three individuals designated by RV Holiday and thereupon the current directors are to resign. The following are the profiles of the new directors designated by RV Holiday.com, Inc.

     Dr. Robert A. Scott, age 60, has been President, Chief Executive Officer and Professor of Sociology and Anthropology at Ramapo College of New Jersey since 1985. Ramapo is New Jersey's public liberal arts college, with graduate programs in business (including e-commerce), computer science, educational technology, and liberal studies; over 600 employees; a budget of $60 million; and a physical plant worth over $150 million. Prior to assuming the presidency of Ramapo in 1985, Dr. Scott was assistant commissioner of higher education in Indiana, held marketing and sales positions at Procter and Gamble, and served as a marketing consultant and advisor on mergers and acquisitions in the educational and publishing industries. Dr. Scott also is Chairman of the Board and Corporate Secretary of American Educational Products, Inc., a publicly traded company that manufacture and distributes supplementary instructional materials to both homes and schools. He also is a founding director of usacenter.com, Inc. and of edorm.com, Inc., internet service companies, and a member of the executive committee of Hackensack Univerity Medical Center, a health care complex with $600 million in annual revenues. He holds a Bachelor's Degree from Bucknell University and a PhD from Cornell Univerity.

     Dr. Wayne R. Kirschling, age 57, currently serves as President of Ontario Corporation, a closely held Indiana corporation with corporate headquarters in Muncie, Indiana.
He also serves as Executive Vice President of Pyromet, a subsidiary of Ontario Corporation. Ontario engages in the manufacture and refurbishment of components used in jet engines; the manufacture and refurbishment of components used in semiconductor process equipment; provides metallurgical, chemical and environmental laboratorytesting; develops software and systems for enterprises involved in collections and accounts receivable management; and is involved in the development of an industrial park. From 1978-1986, Dr. Kirschling served as Deputy Commissioner of Higher Education for the Indiana Commission for Higher Education located in Indianapolis, Indiana, where he was responsible for working with the Governor, the State Legislature and Indiana's public and private colleges on operating and capital budget requests, student aid funding, and approval of new institutions and new academic programs. From 1971-1978, he was Associate Director of the National Center for Higher Education Management Systems located in Boulder, Colorado, where he was responsible for working with public and private colleges throughout the U.S. to develop the implement new management techniques and for operating a visiting scholars program for scholars drawn from American and foreign universities, industry and government. Dr. Kirschling has served as a director of Leopold, a subsidiary of American Education Protection, Inc., since February, 1995. From 1964-1969, Dr. Kirschling served as an officer in the U.S. Air Force, including assignments with the Office of the Secretary of the Air Force in Washington, D.C. and at the U.S. Air Force Academy located in Colorado Springs, Colorado. He has taught at a number of colleges and universities, including the University of Colorado, Butler University, the University of Indianapolis and the U.S. Air Force Academy. He received his B.S. degree from the U.S. Air Force Academy, and M.S. in Industrial Engineering fro Stanford University and an M.B.A. and D.B.A. in Management Science from the University of Colorado.

     John Deufel, age 46, currently is President of RV Holiday and has occupied that position since August 1999, the inception of RV Holiday. During 1999 he worked in a sales capacity for Lazy Days RV Sales in the State of Florida. From October 1996 to November 1998, he developed and was General Manager and part owner of RV Boat Storage, one of the first full service indoor RV and boat storage facilities in the U.S. From 1990 to 1996 he was a real estate broker and principal of Remax Realtec, also in the State of Florida. From 1980 to 1990, Mr. Deufel was in various management capacities with Allstate Insurance Company where he supervised more than 400 employees. Mr. Deufel received a Bachelor of Arts degree in Business Administration from William Patterson University in 1979.

     Additionally, pursuant to the Agreement and Plan of Merger, certain shareholders of Southshore are to grant to persons designated by RV Holiday options to purchase in the aggregate of 500,000 shares of Southshore common stock at an exercise price of $.50 per share for a ninety day period commencing at closing on the Agreement.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1       Articles of Incorporation(1)

     3.2       Bylaws(1)

     10.3      Incentive Stock Option Plan(1)

     10.12     Indenture of Trust and 10% Secured Promissory Note(2)

     10.29     Stock Option 61,250 shares -Kenneth M.Dalton(3)

     10.31     Purchase - Bedford Property Investors(4)

     10.32     Agreement and Plan of Merger by and among RV
               Holiday.Com, Inc., The Southshore Corporation and Southshore Acquisition Corp.(5)

     10.33 Statement regarding change in majority of Directors.(6)

     27.1      Financial Data Schedule
___________________________

     (1)  Incorporated by reference to Form S-18 Registration
          Statement, File No. 33-42730-D, filed September 11, 1991

     (2) Incorporated by reference to Form 10-K for year ended March 31, 1993 filed July 16, 1993 File No. 0-19949

     (3) Incorporated by reference to Form 8-K filed December 30, 1994, File No. 0-19949

     (4)  Incorporated by reference to Proxy Statement filed
          March 24, 1999, File No.0-19949

     (5) Incorporated by reference to Form 8-K filed December 22, 1999, File No. 0-19949

     (6)  Incorporated by reference to Rule 14 (f) 1 Information
          Statement filed January 11, 2000, File No. 0-19949.


                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE SOUTHSHORE CORPORATION



February 10, 2000             By:/s/ Kenneth M. Dalton
Date                                 Kenneth M. Dalton, President
                                     and Principal Executive Officer



February 10, 2000             By:/s/ Eric L. Nelson
Date                                 Eric L. Nelson,
                                     Principal Accounting Officer