Form 10KSB
period 2000-03-31
IRV INC
filed 2000-07-14
CIK 859747

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 2000

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                        Commission file number 0-19949

                                iRV, Inc.
            ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Colorado                            84-1153522
          --------                            ----------
(State or other jurisdiction                  I.R.S. Employer
of incorporation or organization)         Identification number

      5373 North Union Blvd, Suite 100, Colorado Springs, Colorado  80918
     ---------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (719) 590-4900

                 _____________________________________________


             (Former Name or Address if Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
$.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [  x  ]

The Issuer's revenues for the fiscal year ended March 31, 2000 were $596,055. As of March 31, 2000 the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock was approximately $9,447,336. As of March 31, 2000, 8,110,470 shares of Common Stock of the Issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS

                          FORWARD LOOKING STATEMENTS

     Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions such as changes in gasoline prices and the fluctuation of interest rates and the popularity of product lines. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the Company's early stage of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Background

     iRV, Inc. (OTC BB: IRVV) is a development stage company that was formed by the merger of iRV, Inc. into The Southshore Corporation, which subsequently changed its name to iRV, Inc.

     iRV, Inc. was a privately owned Colorado corporation that was formed in July 1999. iRV, Inc. completed a $600,000 private placement in November 1999. iRV, Inc. was initially formed in order to capitalize on the new economy's synergy between the Internet and traditional brick and mortar companies in an industry that had been slow to incorporate the Internet into many facets of
its business.   iRV, Inc. was engaged in developing an Internet Web site for
RV enthusiasts and acquiring RV dealerships throughout the nation.

     The effective date of the reverse merger between Southshore Corporation and iRV, Inc. was February 2, 2000. On this date each shareholder of iRV, Inc. received one (1) share of the common stock of The Southshore Company for each share of iRV, Inc. common stock owned. The number of outstanding shares of The Southshore Company increased from 2,610,470 to 8,110,470. The 5,100,000 shares of The Southshore Company's stock issued to the former shareholders of iRV, Inc. represented, immediately after their issuance, 62.9% of the total issued and outstanding shares of The Southshore Corporation's common stock following the merger. When the merger was completed, the directors and executive officers of The Southshore Corporation were reconstituted. This reorganization has been accounted for as though it were a re-capitalization of iRV and a sale of shares by iRV in exchange for the net assets of The Southshore Corporation.

Overview

     iRV, Inc. has two wholly owned subsidiaries: iRV.com, Inc. and iRV Dealerships, Inc. iRV.com, Inc. operates the Internet Web site for RV enthusiasts and iRV Dealerships was formed and organized to acquire and operate RV dealerships.

iRV.com, Inc.
-------------

     iRV.com, Inc. has developed and launched a Web site for RV enthusiasts at
www.irv.com.   The Web site went live in February 2000.  The initial phase of the Web site allowed consumers to purchase RVs from dealers across the nation. Consumers have the opportunity to shop our Dealer Network, which consists of over 100 participating RV dealers throughout the United States for the best deal by telling iRV.com, through the Web site, exactly what model they are in interested in purchasing.

     Subsequent upgrades to the site have included real-time content including RV specific news, national news, sports, weather, and free Web-based email
@irv.com.    In addition consumers can now purchase warranties, insurance, and finance their RVs through our Web site. We have out-sourced the functions of selling warranties, selling insurance, and financing the purchase of an RV.
We receive either a flat-fee for each transaction completed by our partner or a percentage of the total transaction depending on the vendor.

     To date, iRV.com has not generated any material revenues.

iRV Dealerships, Inc.
---------------------

     Due to the fragmentation of the RV industry we believe that there is an opportunity to purchase multiple dealerships throughout the nation and offer RV customers recognizable consistency in service throughout the nation as well as operational economies of scale for iRV, Inc. Presently, there are approximately 3,000 dealerships throughout the nation.

     iRV, Inc., through a wholly owned subsidiary, iRV - Dealerships, attempts to identify RV dealerships for acquisition. Different geographic markets offer iRV, Inc. the opportunity to own dealerships that are affected differently by seasonal change, and the changing economies of each unique market.

     In January 2000, iRV, Inc., through a wholly owned subsidiary, iRV - Knoxville, Inc., iRV, Inc. began operating the Coach & Camper dealership located in Knoxville, TN through a management contract. In March 2000 iRV - Knoxville, Inc., successfully obtained wholesale floor financing and transferred of the property's real estate lease into the iRV - Knoxville, Inc.'s name. We have been operating the dealership since January, 2000 and most recently changed the name of the dealership to Passport RV.

     Since inception, we have identified and evaluated numerous other dealerships but have not completed any additional transactions. While we continue to evaluate acquisition opportunities, as of the date of this report there exist no agreements, arrangements or understandings with respect to any material acquisition.

Recreational Vehicle Industry

     The recreation vehicle industry is an approximate $16 billion dollar a year industry in the United States, according to the RECREATIONAL VEHICLE INDUSTRY ASSOCIATION, or the RVIA, based in Reston, Virginia. According to the RVIA, the RV industry caters to the travel and leisure-time needs of an estimated 25 million RV enthusiasts through the sale and service of recreation vehicles. According to the RVIA, 292,700 new RVs were shipped by manufacturers to dealers in 1998 compared to 254,500 RVs in 1997, 247,500 in 1996, and 247,000 in 1995. Industry shipment peaked in 1976 through 1978 with 526,000 to 534,000 units.

     According to RVIA, one in ten American families in the United States owns a recreation vehicle, amounting to nearly nine million owners, and an estimated 25 million Americans travel in RVs. There are approximately 170 vehicle manufacturers, 295 suppliers and in excess of 3,000 RV dealers in the United States.

     The types of recreation vehicles offered by us consist primarily of travel trailers and towables, or fifth wheels, designed to be towed by another vehicle, and motorized self-propelled units, built on automotive chassis, or motorized vehicles, powered by gasoline or diesel motors.

     Towable recreation vehicles consist of travel trailers, including fifth-wheel travel trailers, folding camping trailers and truck campers -- a recreation camping unit designed to be loaded on to, or affixed to, the bed or chassis of a truck. Motorized recreation vehicles consist of conventional motor homes, or Class A, van conversions, or Class B, mini-motor homes, low profile motor homes and compact motor homes--all referred to as Class C.
Class A motor homes are constructed by the recreation vehicle manufacturer on a chassis that already has the engine and drive components. Class B van campers are panel type vans to which the recreation vehicle manufacturer adds sleeping facilities, kitchen and toilet facilities, fresh water storage, 110-volt hook up and other items. Class C units are built on an automotive manufactured van frame with an attached cab section, or on an automotive manufactured cab and chassis. The recreation vehicle manufacturer completes the body section containing the living area and attaches it to the cab section. For the van conversion, the recreation vehicle manufacturer modifies a completed van chassis aesthetically or decoratively in appearance for transportation and recreational purposes.

     Currently, there are many manufacturers of both towable and motorized recreation vehicles. Although there are several sources for manufactured conventional vans, including Ford Motor Company, General Motors Corporation, Chrysler Corporation, and other foreign manufacturers, there are only four major manufacturers in the United States supplying chassis with engine and drive components to the recreational vehicle manufacturers: Workhorse Custom Chassis, Ford Motor Company, Freightliner Corporation and Spartan Motors Corporation. Ford Motor Company is the largest supplier of chassis to RV manufacturers.

     The fuel economy of motorized recreation vehicles has improved substantially over the last several years. Diesel engines are growing in popularity over gasoline engines, primarily in the larger bus-type vehicles.

Industry Outlook

     The long-term prospects for the recreation vehicle industry appear to be optimistic, based upon demographics and discounting the risks of general economic trends. According to the FOURTH ANNUAL RECREATION VEHICLE OUTLOOK (November, 1998), published by the CIT Group Economic Research Department, "In the years to come, the recreation vehicle industry will benefit from the confluence of forces including demographics and the industry's effort to promote the RV lifestyle." THE CIT OUTLOOK concludes that the first group of baby boomers (persons born between 1946 and 1964) will enter the 55-64 age bracket as early as 2001 and that by 2010, the number of households in this age group will have reached eight million. This represents a 65% increase from current levels.

     The U.S. Census Bureau confirms the expected high growth of the baby boomers segment of the U.S. population. According to the Bureau, between 1997 and 2010, approximately 78 million Americans will move into their peak earnings (and likewise, vacation) years. This age group will drive the 45-64 segment of the population up 42%. The Bureau also reports the population of 65 and older will increase 16% during this time period, while the general population is expected to only grow just over 11% during this period.

Marketing

iRV.com
-------

     We purchased all rights to the domain name "iRV.com" in November, 1999. In addition, we have over thirty additional domain names that are associated with the RV industry, however at the present time we only use "iRV.com."

     We claim common law trademark interest in the trade name "iRV.com," however we have to date not been successful in obtaining a federal registration of that trademark.

iRV Dealerships, Inc.
---------------------

     In May, 2000, we renamed the dealership in Knoxville, Tennessee to "Passport RV." We have adopted a strategy to rename all future dealerships that we acquire as "Passport RV" in order to develop a brand name equity as well as promoting marketing programs throughout our intracompany network of dealerships, if and when those are successfully developed.

Advertising and Promotion

     We advertise throughout the year in newspapers, direct mail, billboards, yellow pages and radio. In addition, our dealership has its website, www.passportrv.com. Throughout the year, we attend consumer shows organized by trade groups and private companies. We also promote smaller product shows at RV parks where existing RV owners are targeted. To date, our marketing, advertising and public promotional efforts have been generated by our own staff. We have not had the resources to hire professional marketing and public relations firms, but will do so in the future if the working capital.

Customer Base

     Industry statistics indicate that over eighty percent (80%) of RV owners are married, approximately fifty percent (50%) are retired, approximately twenty percent (20%) have "blue collar" occupations and thirty percent (30%) are "white collar" and professionals.

Manufacturers

     We currently market approximately 10 brands of recreational vehicles. We sell new recreational vehicles manufactured by a number of companies, including Keystone, Forest River, Georgie Boy, Sunline and Trail Manor. In the opinion of management, the loss of any one brand of new recreational vehicle would not materially or adversely affect us. However, the loss of our three best selling brands would have a material adverse effect. We believe that the loss of all three manufacturers is highly unlikely, since dealer representation decisions for each brand is made at a separate manufacturer's plant on a brand by brand basis, rather than centrally at each manufacturer's corporate headquarters.

Floor Plan Financing

     Substantially all new vehicles held in inventory are pledged as security under floor plan contracts with financial institutions. Our floor plan financing for both new and used vehicles is with Deutsche Financial Services. Under this arrangement, the sale of a pledged vehicle to a consumer requires payment to the lender in the amount, or release price, attributable to that vehicle under the floor plan contract. Manufacturers have their respective repurchase agreements in force with financial institutions with limited repurchase indemnification to the lender against any default by us under the floor plan contract. We believe that our floor plan financing arrangement is standard for the industry.

Service and Parts

     We maintain a service facility in Knoxville to handle virtually any type of recreational vehicle. We are a factory designated warranty service center for alla of the manufacturers that we carry, which reimburse us for warranty services. Our service facilities are equipped to make a variety of repairs. We offer service in connection with sales of our RVs as well as for other RVs that we did not sell.

     W e also have a parts department that supports our sales and service functions. We stock both repair parts and accessory items usually sold to recreational vehicle owners.

Employees

     As of July 1, 2000, we had _____ full time and ___ part time employees. We have no contracts or collective bargaining agreements with labor unions and we have never experienced work stoppages. We consider our relations with our employees to be good. At the Knoxville dealership, we have internal training programs for our sales force as well as internal quality control programs and a customer satisfaction feedback system. Support and service personnel are usually hired from the local labor work force. Factory training programs are generally available to employees and we try to take advantage of these programs by sending our employees to manufacturer-supervised schools. We do not have any written employment contracts with any of our employees.

Material Strategic Relationships

     The Company has a material strategic relationship with the Rockies Fund, Inc., a private investment fund whose president and director is Stephen Calandrella. Mr. Calandrella is the direct an indirect beneficial owner of 8% of our outstanding shares of common stock. In order to permit us to secure our floor plan financing in Knoxville, the Rockies Fund pledged a $300,000 letter of credit in favor of Deutsche Financial Services. In consideration of that letter of credit, we agreed to issue to the Rockies Fund 2,500 warrants to purchase shares of our common stock for each month that the letter of credit is outstanding. The warrants are exercisable for three years to purchase shares of our common stock at an exercise price of $2.00 per share.

     In addition, the Rockies Fund has made available to us working capital loans. There is no commitment to continue these advances. As of March 31, 2000, our loan balance on the Rockies Fund line of credit was $65,500. As of July 1, 2000, the outstanding balance on the line of credit with Rockies Fund was $320,940. We anticipate that the line of credit will be used to meet our working capital needs as well as to fund future acquisitions, if we are able to identify and consummate such a business transaction.

     Further, the Rockies Fund has made office space available to the Company in its executive office suite in Colorado Springs, Colorado. We do not pay any rent or other administrative expenses to the Rockies Fund for this occupancy. We are significantly dependent upon the Rockies Fund continuing willingness to make advances under the revolving line of credit for our working capital needs. Should the Rockies Fund withdraw its financial support, we would lack sufficient capital to continue as a going concern.

Acquisition Strategy

     We intend to capitalize upon what we believe to be significant consolidation opportunities available in the recreational vehicle industry which is highly fragmented. We will focus on well established in geographical markets that we believe are underserved but that have strong demographics. We will also consider an opportunity within a market if we believe operating and marketing efficiencies can be gained by the addition of more dealerships.

     We believe that we can attract acquisition opportunities by offering dealership owners liquidity in the receipt of our stock or cash. However, we are dependent upon the Rockies Fund for any cash portion of an acquisition purchase price, since we lack working capital reserves of our own.

Seasonality

     Although the RV business is generally year round, we experience seasonality in Knoxville. We expect higher sales between April and October with lower sales in the winter months. During low demand seasons, we will try to reduce our inventories and cut back our operations to reduce the adverse impact of seasonality on our operations. However, a substantial portion of our expenses are fixed which will limit our ability to respond to this seasonal effect.

Competition and Business Risk

     Based upon statistics supplied by the RVIA, the recreation vehicle industry in North America includes approximately 3,000 RV dealers and 170 vehicle manufacturers. Competition in the sale of new and used recreational vehicles is intense. We compete with a large number of retailers, some of which operate in more than one location, although most of our competitors operate from a single location.

     Significant competitive factors in the recreation vehicle sales and service industry include vehicle availability, price, service, reliability, quality of service, and convenience. Our management is of the opinion that it is competitive in all factors listed above. Nevertheless, our management anticipates it will continue to face strong competition in the future.

     The recreation vehicle business is heavily dependent upon the availability and terms of financing for the retail purchase of its products. Consequently, changes in interest rates and the tightening or loosening of credit by government agencies and financial institutions have dramatically affected our business in the past and are likely to do so in the future.

Insurance Coverage

     We have historically had little difficulty in obtaining insurance coverage for our dealership operations. That insurance has been obtained annually on a competitive bid basis, at what we believe to be reasonable premium rates.

Government Regulations

     Our service facilities are subject to federal, state and local laws and regulations concerning environmental matters. These laws and regulations affect the storing, dispensing and discharge of petroleum based products and other waste, and affect us in the securing of permits for its full service dealership operations and in the ongoing conduct of such operations. The securing of permits and compliance with all laws and regulations can be costly, and could affect our earnings. Further, each dealership must comply with the requirements of local governmental bodies concerning zoning, land use, and environmental factors. State and local laws and regulations also require each dealership to obtain licenses to operate as a dealer in recreational vehicles. We have obtained all necessary licenses and permits and management believes we are in full compliance with all federal, state and local laws and regulations. Furthermore, management is not aware of any material capital expenditure necessary for compliance with any federal, state or local laws and regulations.

Consultants

     Due to the significant and material relationship between the Company and Rockies Fund, Inc., we have relied upon the financial advisory services of Rockies Fund and Mr. Calandrella to a significant degree. These services are offered without compensation or commitment on the part of Rockies Fund or Mr. Calandrella. The loss of these services would have a material adverse impact upon the Company, its financial condition and results of operations.

     We entered into a financial public relations arrangement with Access 1 in January, 2000. In exchange for those services, we issued to Access 1 nonqualified options exercisable to purchase 200,000 shares of our common stock at an exercise price of $3.25 per share. The options expire in January, 2001. Access 1 has ceased providing services and we do not expect to rely upon their assistance in the future.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The corporate office is located in Colorado Springs, Colorado. iRV, Inc. occupies office space provided by Rockies Fund without charge. The facilities include individual offices and a conference room. The iRV.com, Inc. subsidiary also occupies this office.

     iRV, Inc. leased a residence and furniture on a temporary basis for a former officer of the Company under a non-cancelable operating lease. The lease required monthly payments of $1,700 and expired in May 2000.

     iRV - Knoxville, Inc., leases three separate, yet adjoining, parcels of land with I-40 and I-75 frontage consisting of a total of seven acres. The facilities include a service center and gravel lot on which we have placed temporary buildings. The leases provided for monthly rent of $6,600 and expire July 31, 2003, with two (2) five year renewal terms available.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings. However, we have been notified that the previous owners of the dealership in Knoxville, Tennessee believe that there exist some unresolved issues concerning the completion of that transaction. While we believe that we completed the acquisition of that dealership in March, 2000 when we obtained our own floor plan financing and executed new leases covering the physical facility, the prior owners of the dealership believe that there are aspects of the transaction that have not yet been completed. We have been involved in discussions with these prior owners and believe that areas of disagreement can probably be resolved to the mutual satisfaction of all parties. However, until such time as this matter is resolved, our status with respect to this transaction and the associated operations of the dealership are uncertain.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Subsequent to this reporting period, iRV, Inc. held a special meeting of shareholders on April 18, 2000. The meeting was held in order for shareholders to vote on the following:

     - To approve the 2000 Equity Incentive Plan adopted by the Board of Directors February 2000.

     - To approve the change of name of The Southshore Corporation to iRV, Inc.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of the Company's common stock trades on the OTC Electronic Bulletin Board. This is an electronic bulletin board.

     The following table summarizes the reported high and low bid and ask prices for the Company's Common Stock for the period April 1, 1999 through March 31, 2000. Since the quotations do not include commissions or the amounts that a dealer may mark-up or markdown the stock in a particular transaction, quotations may not accurately reflect the actual transactions that were completed during the fiscal year.



     Quarters Ended                          Bid
     -------------- -                   ---------------
     Fiscal 1999                        High      Low
     -------------                      ----      ---

     June 30,1998                       .21       .12
     September 30, 1998                 .31       .06
     December 31, 1998                  .03       .03
     March 31, 1999                     .03       .03

     Fiscal 2000
     -------------

     June 30, 1999                      .125      .0625
     September 30, 1999                 .375      .07
     December 31, 1999                  2.875     .25
     March 31, 2000                     4.6875    2.75


     As of June 19, 2000 iRV, Inc. had 165 shareholders of record. However, since information on certain brokerage house clients is unavailable, we believe the actual number of individual shareholders exceeds 500.

Dividend Policy

     iRV, Inc. has never paid dividends on its common stock, and its Board of Directors does not plan on issuing any dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

     We offer retail sales of recreational vehicles ("RV") through our dealership in Knoxville, Tennessee. Additionally, we have developed an interactive Web site that enables nationwide shopping for RVs via the Internet.

     Since our inception in August 1999, our primary activities have consisted of the following:

          -    assembling an experienced management team;
          -    raising equity capital;
          - our development of an interactive Web site (www.iRV.com) that offers nationwide shopping for RVs;
          -    our acquisition of an RV dealership in Knoxville, Tennessee;
               and
          -    our completion of a merger with The Southshore Corporation.

     We have incurred losses since commencing operations and as of March 31, 2000, we had an accumulated deficit of $2,175,595. We have yet to achieve profitability since inception. We expect to continue to explore and complete additional acquisitions of RV dealerships primarily in the Western and Midwestern parts of the United States. As a result we expect to continue to incur losses until we obtain sales levels sufficient to support the general and administrative costs. Additionally, our profitability is also largely dependent on interest rates and fuel costs, as increased in interest rates and fuel costs typically have adverse impacts on our sales. We will need to generate significantly higher revenues to support expected increases in expenses and to achieve and maintain profitability.

     We derive our revenues primarily from the sales of RVs and from revenues associated with warranty repairs and service and sales of parts. We anticipate increases in RV sales as our floor financing presently allows us to borrow up to $2,000,000. Presently our floor financing payable is $680,000; accordingly, we have the ability to increase our inventory which may allow us to increase sales. Since the introduction of our Web site, www.iRV.com, we have waived any fees associated with potential customers using the services we
provide to locate and purchase RVs.     We waived these fees as a means to
attract new customers to our Web site. With the limited amount of funds that we have, we do not anticipate that the Web site will generate any significant revenues until we are in a position to market these Internet services on a national basis. To date, we have yet to record any revenue from our Web site.

     We incur cost of sales that consist of our cost of RVs that we purchase. We have achieved a gross profit margin of approximately 15% for RV sales; however, we will need to improve our gross profit to achieve and maintain profitability.

     We incur sales and marketing expenses that consist primarily of commissions, consulting fees, tradeshow expenses, advertising and marketing expenses. We intend to substantially increase our advertising expenses in hopes of attracting new customers to our dealership in Knoxville, Tennessee.

     We incur general and administrative expenses consisting primarily of expenses for finance, office operations, administrative and general activities, including legal, accounting and other professional fees, travel expenses and other corporate expenses. We expect increase in general and administrative expenses as we expand our operations and incur the costs of being a publicly-held company.

      In connection with our private placement in November and December of 1999, we recorded stock compensation expense in the amount of $1.4 million.
We sold stock in a private placement on the same day to two separate groups at differing prices. This amount is based on the excess of the amount paid by the original group of investors over the amount paid by the later group of investors. In February 2000, we merged into a wholly owned subsidiary of The Southshore Corporation ("Southshore"). With the completion of this merger, the former directors of Southshore resigned and we appointed three new members to the board of directors. We received 5,500,000 shares of Southshore common stock and we recorded the transaction as a reverse acquisition.

Coach & Campers Acquisition

     On January 25, 1999, we acquired the day-to-day control of Coach & Campers of Knoxville, LLC ("Coach & Campers") and completed the acquisition on March 8, 2000. We paid $662,000 in cash for the net assets of Coach & Campers and accounted for the acquisition using the purchase method of accounting. Accordingly, we recorded goodwill in the amount of $170,000. The amortization of this goodwill will reduce our earnings and profitability for the next three years, the period over which we are amortizing the goodwill. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off.

     Since its inception in February 1998, Coach & Campers has incurred significant operating losses. During the year ended December 31, 1999, Coach & Campers recorded total revenue of $2.6 million, and recorded a net loss of $125,000. During the period from January 25, 2000 through March 31, 2000, we recorded total revenue of $596,000 and recorded a net loss of $141,000. Due to the risks, difficulties and uncertainties surrounding the integration of Coach & Campers into our business, we do not believe the historical financial results to be indicative of the future financial results.

Results of Operations

Period August 1, 1999, inception through March 31, 2000

     RV SALES AND SERVICE. Sales increased to $596,000 as the result of our acquisition of Coach & Campers. Prior to the acquisition, we generated no revenues. No customer accounted for more than 10% of revenues.

     COST OF RV SALES AND SERVICE. Cost of sales and services increased to $505,000 and consisted of the cost associated with our purchase of RVs for sale. We achieved a gross profit level of 15%. We have a floor financing agreement with Deutsche Financial Services whereby we may borrow up to $2.0 million to purchase inventory. We incurred interest expense in the amount of $8,000 in connection with our floor financing.

     STOCK COMPENSATION. Stock compensation expense increased to $1.4 million. We sold stock in a private placement on the same day to two separate groups at differing prices. This amount is based on the excess of the amount paid by the original group of investors over the amount paid by the later group of investors.

     GENERAL AND ADMINISTRATIVE. General and administrative increased to $231,000. The increase relates to start up costs and the additional personnel costs associated with the acquisition of Coach & Campers and the merger with Southshore. Included in general and administrative expense is $33,421 that represents legal fees paid to the firm our legal counsel. One of the partners in this firm is a stockholder of our company. General and administrative expenses are expected to continue to increase as we support a larger employee base and the requirements of being a public company.

     INTERNET WEB SITE DEVELOPMENT. Internet Web site development expenses increased to $213,000. We expensed all of the costs associated with the development of our Web site. We expect that expenses to enhance and maintain our Web site will increase as more features are added to our Web site.

     CONSULTING. Consulting expenses increased to $197,000. We paid amounts to certain consultants for marketing and administrative services while we were developing our business plan and raising our initial equity capital. Included in consulting expense is $86,000 that was paid to consultants who either became employees or stockholders of our company. We intend to continue to use independent consultants to assist us in marketing and certain administrative functions.

     TRAVEL AND ENTERTAINMENT. Travel and entertainment increased to $83,240. The increase relates primarily to travel costs incurred in connection with our acquisition of Coach & Campers and our merger with Southshore. As we continue to seek additional acquisitions of RV dealerships, we anticipate that travel and entertainment expenses will continue to increase.

     SALES AND MARKETING. Sales and marketing increased to $7,648. This increase represents marketing and development activities that we incurred to expand our sales.

     RENT. Rent expense increased to $35,105. We leased temporary office space for a short period and lease the facilities in Knoxville.

Income Taxes

     We use the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard No.109, Accounting for Incom Taxes. At March 31, 2000, we had a net operating loss forward for federal tax purposes of approximately $733,000, which is available to offset future taxable income, if any through 2015. We believe the utilization of the carryforward may be limited by the Internal Revenue Code Section 382 relating to certain changes in ownership that occurred when we merged with Southshore. We have not recorded a deferred tax benefit for the net operating loss carryforward.

Liquidity and Capital Resources

      Since inception we have financed our operations primarily from the sales of our common stock, our floor financing agreement with Deutsche Financial Services and from proceeds from borrowings from related parties. Net cash used by operating activities was $282,000.

     Net cash used by investing activities was $794,000. Net cash used by investing activities related primarily to the acquisition of Coach & Campers, purchase of domain names, purchase of fixed assets, increase in deposits, advances to related parties and an investment in restricted common stock. We purchased common stock of a publicly trade company, Kinetiks.com, Inc. in a private placement. The stock is restricted as to sale for a one-year period of time and can only be sold pursuant to Rule 144. We recorded this investment at our cost.

     Net cash provided by financing activities was $1.1 million. Net cash provided by financing activities consisted of net proceeds from our private placement, the cash we received in the merger with Southshore, proceeds we received from related parties and increases in our floor financing from Deutsche Financial Services.

      At March 31, 2000, we had cash and cash equivalent of approximately $29,000. We will need to raise additional equity capital or increase our borrowings in order to acquire any additional dealerships. We have relied on advances from entities that are controlled by a stockholder and advances from stockholders to fund our cash flow deficit.

     We do not believe that our cash resources are sufficient to fund our anticipated working capital and capital expenditures for the next twelve months. We will need to obtain additional equity capital or additional financing. Because of this uncertainty, our independent auditors qualified their report sighting a substantial concern about our ability to continue as a going concern. We have not made any adjustments to our financial statements to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2000, we had floor financing and notes payable in the aggregate amount of $971,000 with interest rates ranging from prime plus 1% (10.25% at March 31, 2000) to 10%. We may incur additional debt in the future. A change in interest rates would not affect our obligations with respect to the notes payable to related parties. However, an increase in interest rates would cause us to pay additional interest expense for our floor financing which would decrease our profitability.

Recent Accounting Pronouncements

     In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging securities. To the extent we begin to enter into such transactions in the future, we will adopt the statement's accounting and disclosure requirements in our financial statements.

Forward Looking Statements and Risk Factors

     This Annual Report on Form 10-KSB includes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements which reflect our current views with respect to future events and financial performance. The words "believe," "project," "anticipates," "estimates," "expects," "most likely," "intends" and similar expressions identify forward looking statements.

     Any forward looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed below. Though we have attempted to list the factors we believe to be important to our business, other factors may prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

     Investors are further cautioned not to place undue reliance on any forward looking statements, as they speak only of our view as of the date the statement was made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Due to Our Limited Operating History It Is Difficult to Predict Our Future Operating Results

     Due to our limited operating history it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because we have only recently begun operations.

We Have a History of Operating Losses and May Continue to Incur Operating
Losses

     We have incurred operating losses since our inception. Such losses are attributed to initial costs of starting a business, expenditures made in developing corporate relationships and in building our website. We continue to incur expenses in excess of our operating revenues. We anticipate that future losses will occur and there can be no assurance that we will generate profitable operations in the future.

We Are Affected by General Economic Conditions and Our Sales Are Interest Rate Sensitive

     Our sales are affected by general economic conditions, including employment rates, prevailing interest rates, inflation, and other economic conditions affecting disposable consumer income generally. Weakness in the economy could have a material adverse effect on our business. The majority of our customers purchasing vehicles finance their purchase. Increases in consumer interest rates could have an adverse effect on our ability to sell vehicles. Furthermore, a general increase in commercial interest rates would increase the rates paid by us on our floor plan contracts, thereby adversely effecting our operating income.

We Depend on Strong Sales in Our Second Fiscal Quarter

     Our business, and the recreational vehicle industry in general, is very seasonal. Our strongest sales period begins in April, because many recreation vehicle shows are held in that month. Strong sales demand continues from April through the summer months. Our sales are generally much lower in the quarter ending December 31. Because of the difference in sales in the warm spring and summer months versus the cold fall and winter months, if our sales in the months of April through October are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. This experience may materially and adversely affected us.

Our Growth Depends Primarily on Our Ability to Acquire New Stores

     We intend to grow rapidly, primarily through the acquisition of recreation vehicle dealerships. Our growth strategy involves significant
risks.   We expect our comparable store sales to fluctuate from the impact of
(i) changes in competition within each market we operate, (ii) the movement in interest rates, (iii) the general market conditions in the areas in which our stores are located, and (iv) when we acquire new dealerships in the same general market of our existing dealerships. Although we expect our existing stores to have sales growth and to remain profitable, we expect most of our sales growth to come from newly added store locations and we may not be able to continue to grow or purchase new store locations at a sufficiently rapid pace or on terms and conditions favorable to us.

     We intend to make acquisitions depending upon, among other things, the availability of suitable acquisition opportunities and our ability to finance these transactions. Our success in these acquisitions will depend on our financial strength at the time of acquisition, our ability to hire and retain qualified employees and our ability to identify markets in which we can successfully sell our products. In addition, once we identify a store that meets our criteria, our success will depend on our ability to sell the store's remaining inventory and to attract new customers to the store after the acquisition. Our inability to meet our planned growth potential will severely impact our business, operating results and financial condition.

Our Success Will Depend on How Well We Manage Our Growth

     Although we believe that our systems, procedures and controls are adequate to support our desired growth, we cannot assure that this is the case and we believe that as we integrate our first acquisitions, we will need to make changes to theses systems, procedures and controls. In addition, our growth will impose substantial added responsibilities on our existing senior management including the need to identify recruit and integrate new senior level managers. Management may not be able to oversee the growth efficiently or to implement effectively our growth and operating strategies. Our inability to manage our growth would result in a significant and severe financial impact on our business, operating results and financial condition.

We Rely on Several Key Manufacturers for Almost All of Our Inventory Purchases

     Our success depends, to a significant extent, on continued relationships with five major manufacturers from which we purchase nearly all of our new products. Cancellation or modification of the dealer agreements with these two manufacturers could have material adverse effect on our revenue. However, the loss of all the brands sold by these major manufacturers is highly
unlikely.   Dealer representation decisions for manufacturer brands are made at the manufacturer's plants on a brand-by-brand basis, rather than centrally at each respective manufacturers corporate headquarters. We currently purchase over ten brands of RVs from the five manufacturers.

We May Not Be Able to Respond Effectively to the Significant Competition We
Face

     We operate in very competitive conditions. We must compete generally with other businesses trying to sell discretionary consumer products and also face intense competition from other recreation vehicle dealers for customers, quality products, store locations and RV show space. We rely heavily on RV shows to generate sales. If we are limited in or prevented from participating in RV shows in our markets or in markets we are targeting, this limited participation could have a negative effect on us.

     Within our industry, our main competitors are single-and-multiple location RV dealers. We compete with other dealers based on the quality of available products, the price and value of the products and customer service. To a lesser extent, we also compete with national specialty RV stores, catalog retailers, sporting good stores and mass merchants, especially with respect to parts and accessories. We face significant competition in the markets where we currently operate and in the markets we plan to enter. We believe that the trend in the RV industry is for manufacturers to include more features as standard equipment on RVs and for other dealers to offer packages comparable to our packages. Some of our competitors, especially those that sell RV accessories, are large national or regional chains that have substantially greater financial, marketing and other resources than we do.

We May Issue Additional Securities in Connection with Acquisitions That May Dilute Our Current Shareholders and Impact Our Earnings per Share

     If we choose to finance future acquisitions in whole or in part through the issuance of common stock or debt instruments convertible into our common stock, our existing shareholders could experience dilution and our earnings per share could also be impacted by the issuance of additional shares of capital stock in connection with those acquisitions.

Achieving Our Growth Strategy Is Subject to Obtaining Adequate Financing

     Our growth strategies are dependent upon obtaining adequate financing for the purchase of recreation vehicle dealerships. Financing must be obtained for floor plan of new and used vehicles, purchase (or purchase and lease-back) of real properties for dealerships operations, acquisition of common stock from selling shareholders, working capital, and other capital needs. Our inability to obtain adequate financing, at reasonable cost, would prevent us from meeting our planned growth and potentially will severely impact our business operating results and financial condition.

In the Past We Have Been Dependent Upon a Single Source for Our Working
Capital

     In the past, we have relied upon loans from the Rockies Fund, Inc. to satisfy our working capital requirements. If we continue to generate operating losses, our reliance upon the Rockies Fund or some alternative source of working capital will continue. We have no long term commitment from the Rockies Fund to continue to extend us credit, and we have no commitment, understanding or arrangement with any other party to provide us with the working capital that we will need. If we are able to obtain additional working capital, it may be upon terms that are unfavorable to our current shareholders. If we are unable to obtain working capital, we may be unable to continue as a going concern.

If Our Products Are Defective, We Could Be Sued

     Because we sell and service RVs, motors and other RV equipment, we may be exposed to lawsuits for personal injury and property damage if any of our products are defective and cause personal injuries or property damage. Manufacturers that we purchase product from generally maintain product and general liability insurance and we carry third-party product liability insurance. We have avoided any significant liability for these risks in the past. However, if a situation arises in which a claim is not covered under our insurance policy or is covered under our policy but exceeds the policy limits, it could have a significant and material adverse effect on our financial condition.

Our Stock Price May Be Volatile

     The price of our common stock may be highly volatile for several reasons. First, a limited number of shares of our stock are owned by the public. This may affect trading patterns which generally occur when a greater number of shares are traded. Second, the quarterly variations in our operating results, as discussed above, may result in the increase or decrease of our stock price.
 Third, independent parties may release information regarding pending legislation, analysts' estimates or general economic or market conditions that effect the price of our stock. Also, our stock price may be affected by the demand and the market performance of small capitalization stocks. Any of these situations may have a significant effect on the price of our common stock or our ability to raise additional equity.

If Our Operations Become Widespread, Our Services Will Depend on Effective And Centralized Management

     If we are able to complete more acquisitions, our revenue will be derived from geographically widespread dealerships making it difficult for our top management to have a presence in all the dealerships on a regular basis. As a result, we will be highly dependent upon each dealership's management for the on-going operation of each respective center. Turnover of managerial personnel at any center usually has an adverse effect on the sales and profitability of the center. Turnover of managerial personnel at several of our centers could have a material adverse effect on our sales and profitability.

Our Sales Are Dependent on Fuel Pricing and Availability

     Our business is automotive in nature and as such is dependent upon the availability of fuel. A decrease in the availability of gasoline and our inability to convert our vehicles to alternative fuels could have a material adverse effect on our business. Historically, increases in the price of gasoline have not had a material impact on our business, as long as there was no concurrent decline in availability. However, future significant increases in the price of gasoline or decreases in availability would have a material effect on our business.

Our Operations Are Subject to Extensive Regulation, Supervision, and Licensing under Various Federal, State, and Local Statutes, Ordinances, and Regulations

     While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, and local regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations. The adoption of more stringent statutes and regulations, changes in the interpretation of existing statutes and regulations, or our entrance into jurisdictions with more stringent regulatory requirements could curtail some of our operations, deny us the opportunity to operate in certain locations, or restrict products or services offered by us. Various federal, state, and local regulatory agencies, including the Occupational Safety and Health Administration, the United States Environmental Protection Agency, and similar federal and local agencies, have jurisdiction over the operation of our dealerships, repair facilities, and other operations with respect to matters such as consumer protection, workers' safety, and laws regarding protection of the environment, including air, water, and soil.

     As with vehicle dealerships generally, and parts and service operations in particular, our business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels, and other chemicals.

     Accordingly, we are subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, and related liability thereto, and providing penalties for violations of those standards. We are also subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. Noncompliance with or changes to these requirements could adversely affect our business.

     We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on us. We may in the future be required to remedy soil contamination, or remove aboveground and underground storage tanks containing hazardous substances or wastes. We monitor soil and groundwater as required by applicable state and federal guidelines. In addition, it has been our practice and will be our practice to have the shareholders of the acquired dealers indemnify us for specific environmental issues identified on environmental site assessments performed by us as part of the acquisitions.

     Our customers and potential customers are subject to federal, state and local statutes, ordinances and regulations regarding the ownership of recreation vehicles and boats. The adoption of more stringent statutes, ordinances and regulations effecting the consumer ownership of recreation vehicles, could have an adverse effect on our ability to sell our products.

                                   PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective February 7, 2000, the Company's Board of Directors approved a change in the Company's independent accountant. This event was reported on Form 8-K February 7, 2000.

     The independent accountant who was dismissed and had been previously engaged as the principal accountant to audit the Company's financial
statements was Schumacher and Associates, Inc.   There were no disagreements
with Schumacher and Associates, Inc. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Schumacher and Associates, would have caused Schumacher and Associates, Inc. to make reference to the matter in their report.

     iRV, Inc. has retained the accounting firm of Gerald R. Hendricks & Co., P.C. to serve as the Company's independent accountant to audit iRV's financial statements. The engagement was effective as of February 7, 2000.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Item 9.        Directors, Executive Officers, Promoters, and Control Persons

     The names ages, offices held, principle occupations during the last five years, directorships, certain other affiliations, and other information for the Registrant's Directors and Executive Officers are set forth below:


          Name                     Age       Position
          Dr. Robert A. Scott      61        Director
          Clifford L. Neuman       52        Director
          Dr. Wayne R. Kirschling  57        Director
          Bradley-Alison Smith     44        Chief Financial Officer
          Windy Haddad             28        Secretary


     Dr. Robert A. Scott, director since 2000 had been President, Chief Executive Officer and Professor of Sociology and Anthropology at Ramapo College of New Jersey from 1985 until June, 2000. Ramapo College is a coeducational state-supported residential institution of undergraduate and graduate liberal arts, sciences and professional studies. In June, 2000, Dr. Scott took the position of President of Adelphi University located on Long Island, New York. From 1979 to 1985, he served as Assistant Commissioner and Director of Academic Affairs for the Indiana Commission for Higher Education, where he was responsible for the coordination of state-wide higher education strategic planning for both public and private institutions. From 1969 to 1979, he was Associate Dean and Senior Administrator of the College of Arts and Sciences of Cornell University. Dr. Scott is a member of the Board of Directors of USACENTER.COM, INC and a member of the Executive Committee of Hillcrest Health Service Systems, Inc., a holding company for the Hackensack University Medical Center teaching hospital and four other subsidiaries. Dr. Scott is Past Chairman of the Commission on International Education of the American Council on Education, a founding member of the Advisory Board of the New Jersey Center for International Business Education and Research at Rutgers University, Past Chairman of the College and University Educational Satellite Services sponsored by the American Association of State Colleges and Universities and Public Broadcasting System, Chairman of the Board of Directors of the New Jersey Association of Colleges and Universities, and a member of numerous additional professional associations. Dr. Scott received his B.A. from Bucknell University and his Ph.D. in Sociology and Organizational Ethnography from Cornell University.

     Clifford L. Neuman has served as a Director of the Company since February, 2000. Mr. Neuman is a licensed, practicing attorney and a managing member of the law firm of Neuman & Drennen, LLC, located in Boulder, Colorado. Mr. Neuman has served as legal counsel to the Company and its subsidiaries since 1999. Mr. Neuman received his Bachelor of Arts degree from Trinity College in 1970 and his Juris Doctorate degree from the University of Pennsylvania School of Law in 1973.

     Dr. Wayne R. Kirschling has served as a director of the Company since February, 2000. Dr. Kirschling currently serves as a Corporate Vice President of Ontario Corporation, a closely held Indiana corporation with corporate headquarters in Muncie, Indiana. Ontario engages in the manufacture and refurbishment of components used in jet engines; the manufacture and refurbishment of components used in semiconductor process equipment; provides metallurgical, chemical and environmental laboratory testing; develops software and systems for enterprises involved in collections and accounts receivable management; and is involved in the development of an industrial park. From 1978-1986, Dr. Kirschling served as Deputy Commissioner of Higher Education for the Indiana Commission for Higher Education located in Indianapolis, Indiana, where he was responsible for working with the Governor, the State Legislature and Indiana's public and private colleges on operating and capital budget requests, student aid funding, and approval of new institutions and new academic programs. From 1971-1978, he was Associate Director of the National Center for Higher Education Management Systems located in Boulder, Colorado, where he was responsible for working with public and private colleges throughout the U.S. to develop and implement new management techniques and for operating a visiting scholars program for scholars drawn from American and foreign universities, industry and government. From 1964-1969, Dr. Kirschling served as an officer in the U.S. Air Force, including assignments with the Office of the Secretary of the Air Force in Washington, D.C. and at the U.S. Air Force Academy located in Colorado Springs, Colorado. He has taught at a number of colleges and universities including the University of Colorado, Butler University, the University of Indianapolis and the U.S. Air Force Academy. He received his B.S. degree from the U.S. Air Force Academy, an M.S. in Industrial Engineering from Stanford University and an M.B.A. and D.B.A. in Management Science from the University of Colorado.

     Bradley-Alison Smith has been Chief Financial Officer of the Company since July, 1999. She holds an active CPA license in the state of Colorado and has previously worked for the accounting firm of Deloitte and Touche. For the five years prior to joining the Company, Ms. Smith acted as an independent consultant to several public companies, for whom she was actively involved in the preparation of SEC filings as well as merger and acquisition activities. Previously, she was employed by the Haagen Daas Companies. She is a graduate of Duke University and received a Master's of Business Administration from the University of Colorado.

     Windy Haddad has been Secretary of the Company since July, 1999. Prior to joining the Company, she was an account executive for NetGrafx, an internet development firm specializing in data base driven websites, e-commerce solutions and intranet projects. For several years she served as Chief Administrative Officer of the Rockies Fund, Inc., a private investment fund. She received a degree in economics from Colorado College in 1993.

     The Company has adopted a Formula Compensation Plan for outside Directors. For their services, all outside Directors are paid a fee of $1,000 for each attended meeting. In addition to cash compensation, each outside Director is entitled to receive non-qualified stock options exercisable to purchase 50,000 shares of Common Stock, at an exercise price equal to the market value on the date of grant, for the first two years of service, with 25,000 options, vesting immediately and the remaining 25,000 options vesting on the first anniversary of the commencement of service as a director of the Company.

     Any transactions between iRV and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to iRV than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Board Committees

     The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board. The board has established the following committees.

Audit Committee

     The audit committee is currently composed of the following directors:

                         Clifford L.  Neuman
                         Wayne Kirschling

     The Board of Directors has determined that the members of the audit committee are "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management. The Board of Directors noted that Mr. Neuman has served as legal counsel to the Rockies Fund, Inc., a principal financial advisor and source of working capital to the Company. In addition, Mr. Neuman's firm serves as legal counsel to several other corporate organizations that are affiliated with Mr. Calandrella, president and director of the Rockies Fund, Inc. Nevertheless, the Board of Directors determines that these activities do not compromise Mr. Neuman's independence for purposes of his eligibility to serve on our audit committee.

     The audit committee met on one occasion during fiscal 2000. The committee is responsible for accounting and internal control matters. The audit committee:

     - reviews with management, the internal auditors and the independent auditors policies and procedures with respect to internal controls;

     -    reviews significant accounting matters;

     - approves the audited financial statements prior to public distribution;

     - approves any significant changes in accounting principles or financial reporting practices;

     -    reviews independent auditor services; and

     - recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet on all of the independent accountants, controller or internal auditor whenever a special situation arises.

                           Report of Audit Committee

     In connection with the preparation of the annual report on Form 10-KSB of iRV, Inc., the audit committee certifies that it has:

     - reviewed and discussed the audited financial statements with management;

     - discussed with the Company's independent auditors the matters required to be discussed by the Statements of Auditing Standards 61;

     - received the written disclosures and the letter from the independent accountants required by the Independent Standards Board Standard No. 1, and has discussed with the independent accountant the independent account's independence; and

     - based on the review and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10KSB.

                         The Audit Committee

                         Clifford L.  Neuman
                         Wayne Kirschling


Compensation Advisory Committee

     The compensation advisory committee is currently composed of the following directors:

                         Robert Scott
                         Wayne Kirschling

     Our chief financial officer, Bradley-Alison Smith, also serves as an ex officio member of the compensation advisory committee. The compensation advisory committee (including for purposes of administering our stock compensation program) met on one occasion during fiscal 2000. The compensation advisory committee:

     - recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

     -    administers our compensation plans for the same executives;

     -    determines equity compensation for all employees;

     - reviews and approves the cash compensation and bonus objectives for the executive officers; and

     - reviews various matters relating to employee compensation and benefits.

    Board Compensation Advisory Committee Report on Executive Compensation

     The compensation advisory committee of the board of directors consist of two directors, Dr. Scott and Dr. Kirschling. The committee has the responsibility to recommend to the board guidelines for administrating our stock compensation program, and the compensation for our executive officers. The primary function of the committee is to ensure our compensation program is consistent with our values and aligned with the business strategy and goals.

     The committee believes the compensation levels of our executives, who provide leadership and strategic direction, should consist of (1) base salaries that are, at a minimum, commensurate with executives of other comparable public companies and (2) periodic cash bonuses based on the achievement of specific objectives. These objectives are usually tied to a percentage of our profitability. The chief financial officer's cash bonus is at the discretion of the board and, if awarded, will be a percentage of the executive's base salary.

     The committee also believes it should provide executive officers with significant stock-based incentive compensation, which increases in value in direct correlation with improvement in our common stock price. Incentive or non-qualified stock options are granted upon appoint of the executive as an inducement for employment. Additional incentive or non-qualified stock options are granted to the executive if specific goals are achieved.

     Each of our executive officers are also eligible to participate in our benefit plans offered to all employees.

                    The Compensation Advisory Committee

                    Dr.  Robert A.  Scott
                    Dr.  Wayne Kirschling


Compliance with Section 16(a) of the Exchange Act

     Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file by these dates.

     Based solely on a review of the copies of such reports required by
Section 16(a), the Company believes that its officers, Directors, and stockholders owning greater than 10% of the Common Stock of the Company complied with all applicable Section 16(a) filing requirements during 1998.


ITEM 10.  EXECUTIVE COMPENSATION

     The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the last completed fiscal year; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus did not exceed $100,000.

                                      TABLE 1
                            SUMMARY COMPENSATION TABLE
                                                                         Long Term Compensation
                                                                         ------
----------------------------
                                    Annual Compensation(1)              Awards
Payouts
                                  --------------------------      ----------------------------
                                                      Other                                    All
                                                     Annual      Restricted                   Other
Name and                                             Compen-        Stock              LTIP     Compen-
Principal                Year     Salary    Bonus    sation       Award(s)  Options/  Payouts   sation
Position                 Year       ($)      ($)     ($)(2)          ($)     SARs       ($)        ($)
---------------         -------  --------   -----   ---------    ------------------  -------   ------

John Deufel, Chief        2000    _______     $0     ________     100,000     50,000    $0         $0
  Executive Officer and
  President of the Company
  and its subsidiaries
  until April, 2000

---------------------------

The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

                                    TABLE 2
                          Option/SAR Grants for Last
                        Fiscal Year - Individual Grants

                          Number of   % of Total
                         Securities  Options/SARs
                         Underlying   Granted to     Exercise
                        Options/SARs Employees in     or Base    Expiration
       Name              Granted (#)  Fiscal Year  Price ($/Sh)     Date
----------------------  ------------ ------------  ------------  ----------
John Deufel                50k000                      $1.00  February 1, 2005

---------------------

                                       TABLE 3

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION/SAR VALUES
                ----------------------------------------------------
                                                                                           Value of
                                                                     Number of           Unexercised
                                                                    Unexercised          In-the-Money
                                                                   Options/SARs          Options/SARs
                                                                   at FY-End (#)          at FY-End ($) (1)

                        Shares Acquired       Value Realized        Exercisable           Exercisable/
Name                    on Exercise (#)             ($)           (Unexercisable)         Unexercisable
----------------        ---------------       --------------      ------------------      --------------


John Deufel                    0                     0                   0                         0

------------------------------

(1) Value Realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the Common Stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

Employment Matters

     Effective February 1, 2000, we entered into an employment agreement with John Deufel pursuant to which he was retained to serve as president for a term of one year. Under the agreement, Mr. Deufel was granted a restricted stock award consisting of 500,000 shares of common stock, of which 100,000 shares were vested immediately and the remaining 400,000 shares were subject to vesting ratably over four years.

     In April, 2000, Mr. Deufel resigned as a director and officer to pursue other interests. Concurrently with the resignation, Mr. Deufel agreed to surrender for cancellation 450,000 of his 500,000 restricted stock award. In addition, we paid Mr. Deufel a lump sum and agreed to arrange through Mr. Calandrella for the transfer to Mr. Deufel of 100,000 shares of the Company's common stock. In addition, we transferred to Mr. Deufel several items of personal property valued at approximately $15,000.

     In consideration of his arranging for the transfer to Mr. Deufel of 100,000 of common stock, we agreed to issue to Mr. Calandrella 140,000 restricted shares of common stock. Subsequent to March 31, 2000, we recorded a stock issuance expense of $156,800 in connection with this transaction.


     Ms. Smith, our Chief Financial Officer, is paid through a controlled consulting firm under the name The Labrador Group. During fiscal 2000, The Labrador Group was paid $40,572 for her consulting services.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

     The following table sets forth information as to the shares of common stock owned as of July 1 by:

     (i) each person who beneficially owned more than five percent of our outstanding common stock;
     (ii) each director or director nominee;
    (iii) each of the CEO and each of the other four most highly compensated executive officers whose annual compensation exceeded $100,000; and
     (iv) all directors, directors nominees and officers as a group.

     Subject to community property laws where applicable, the person(s) as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned. The share numbers and percentages are calculated on the basis of the number of outstanding securities on July 1, 2000, which was 8,110,470, plus securities underlying each holder's options, warrants and securities convertible into common stock which have been issued and were exercisable within sixty (60) days of July 1, 2000, in accordance with SEC Rule 13d-3. Unless a person beneficially owns more than one percent of the outstanding common stock, no percentage is presented in the table.



Title of Class      Name of Beneficial Owner(1)(9)     Number of Shares     % of
Class

Common Stock        Clifford L. Neuman (2)             136,000              2.2%
Common Stock        Robert Scott(3)                     25,000              0.3%
Common Stock        Wayne Kirschling (3)                25,000              0.3%
Common Stock        Bradley Smith (4)                  140,000              1.7%
Common Stock        Windy Haddad (5)                    20,000              0.2%
Common Stock        Stephen G Calandrella (6)          650,000              8.0%
Common Stock        Nannette Goldberg (7)            1,850,000             22.8%
Common Stock        Kenneth M. Dalton                  670,358              8.3%
Common Stock        Dorothy Calandrella (8)          1,264,000             15.6%
Common Stock        All other officers and directors
                    as a group (5 persons)             326,000              4.0%


(1) The address of all persons listed is 5373 No. Union Blvd., Ste. 100, Colorado Springs, CO 80918
(2) Includes 111,000 shares of Common Stock owned of record by Ratna Enterprises, LLC, a limited liability company, of which Mr. Neuman is a manager. Also includes Non-Qualified Stock Options exercisable to purchase 25,000 shares of the company's common stock an exercise price of $3.88 per share granted as compensation for services as an outside director.
(3) Includes Non-Qualified Stock Options exercisable to purchase 25,000 shares of the company's common stock an exercise price of $3.88 per share granted as compensation for services as an outside director.
(4) Includes Incentive Stock Options exercisable to purchase 40,000 shares of the Company's common stock at an exercise price of $1.00 per share. Also includes of 100,000 shares of Common Stock held of record by Mark Smith, Bradley Smith's husband.
(5) Consists of incentive Stock options exercisable to purchase 20,000 of the company's common stock at an exercise price of $1.00 per share.
(6) Includes 200,000 shares of Common Stock held of record by the Calandrella Family Foundations, as to which Mr. Calandrella serves as a member of the board of directors. Also includes 10,000 warrants exercisable at $2.00 per share held in the name of The Rockies Fund, Inc., a business development company of which Mr. Calandrella is president and a director. Includes 140,000 shares that iRV has agreed to issue to Mr. Calandrella for services he provided related to Mr. Deufel's resignation. These shares have not yet been issued and are therefore not reflected in the total number of shares outstanding.
(7) Includes 700,000 shares of Common Stock owned of record by Malibu Holdings, LLC, a limited liability company, of which Mrs. Goldberg is a manager and 600,000 shares of Common Stock owned of record by NMG, LLC, a limited liability company, of which Mrs. Goldberg is a manager.
(8) Includes 1,064,000 shares of Common Stock held of record by Triumph Capital, Inc., a Colorado corporation, of which Mrs. Calandrella is the sole director, executive officer and shareholder.
(9) Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership indicated. Shares of stock that may be acquired via exercise of options or warrants are deemed to be owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

     During 1999 The Rockies Fund loaned iRV, Inc. $65,500.  As of June 30,
2000, The Rockies Fund had loaned iRV, Inc. $282,940.   The loan bears
interest at 10% per year and is due on demand. In addition The Rockies Fund provided a $300,000 certificate of deposit to obtain a Letter of Credit on iRV's behalf. The Letter of Credit was necessary for iRV, Inc.'s wholly owned subsidiary, iRV - Knoxville, Inc. to obtain wholesale floor financing. iRV, Inc. has agreed to issue 2,500 warrants each month to The Rockies Fund that are exercisable at $2.00 as payment to The Rockies Fund for posting the CD.
As of June 2000, The Rockies Fund is entitled to 10,000 warrants. iRV has agreed to issue 140,000 shares of common stock to Mr. Calandrella for services he provided related to Mr. Deufel's resignation. These shares have not yet been issued and are therefore not reflected in the total number of shares outstanding. Mr. Calandrella, the President of The Rockies Fund, certain family members, and other entities that are controlled by Mr. Calandrella and his family, own common stock and warrants exercisable to purchase common stock representing 8.0% of iRV's outstanding common stock on a fully diluted basis.

     A.B. Goldberg loaned iRV, Inc. $100,000 in February 2000. He is the husband of Nanette Goldberg who beneficially owns 1,850,000 shares of iRV, Inc. or 22.8% of the outstanding common stock.

     Clifford L. Neuman, a member of the Board of Directors, as well as iRV's legal counsel loaned iRV, Inc. $55,000. The loan bears interest at 10% per year and is due on demand. The sum of $25,000 has been repaid to Mr. Neuman.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit No.    Title

(3.1)          Articles of Incorporation, iRV, Inc., by reference from the
               Form 8-K, February 2000.
(3.2)          Bylaws, iRV, Inc., by reference from the Form 8-K, February
               2000.
(4.1)          Promissory Note dated March 1, 2000 issued to The Rockies Fund.
(4.2)          Promissory Note dated March 1, 2000 issued to A.B. Goldberg.
(4.3)          Promissory Note dated May 26, 2000 issued to Cliff Neuman.
(10.1)         Merger Agreement dated February 2000 between iRV, Inc. and The
               Southshore Corporation incorporated by reference from the Form
               8-K February 2000.
(10.2)         "2000 Equity Option Plan" dated February 2000, Warrants.
(10.3)         Proxy Agreement dated February 2000 incorporated by reference from the Form 8-K February 2000.
(10.4)         Consulting Agreement, Access One Financial, February 2000.
(10.5)         Management Agreement dated January 2000 between Coach & Campers of Knoxville, LLC and iRV - Knoxville, Inc. incorporated by reference from the Form 8-K, February 2000.
(10.6)         Acquisition Agreement dated March 2000 of the Assets of Coach &
               Campers of Knoxville, LLC by iRV - Knoxville, Inc. incorporated by reference from the Form 8-K  March 2000.
(10.7)         Lease Agreement, iRV - Knoxville, Inc., February 2000
(10.8)         Wholesale Floor Financing Agreement, iRV - Knoxville, Inc.,
               March 2000.

REPORTS ON FORM 8-K

1)   Report dated February 1, 2000:

          Item 1:        Change in Control

          Item 7:        Financial Statements and Pro Forma Financial
                         Information

2)   Report dated February 7, 2000:

          Item 4:        Changes in Registrant's Independent Public Accountant

3)   Report dated March 8, 2000:

          Item 2:        Acquisition of Assets

          Item 7:        Financial Statements and Pro Forma Financial
                         Information

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders iRV, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of iRV, Inc. as of March 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period August 1, 1999 (inception) through March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iRV, Inc. as of March 31, 2000, and the results of their operations and their cash flows for the period August 1, 1999 (inception) through March 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that iRV, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred a net loss of $2,175,595 from inception through March 31, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




July 10, 2000
Westminster, Colorado

                          iRV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                March 31, 2000

                                    ASSETS
Current assets:
  Cash and cash equivalents                 $   28,835
  Advances due from related parties                910
  Inventory                                    755,025
                                               --------
  Total current assets                         784,770
                                               --------
Property and equipment, net                    112,266
Intangible assets, net                         212,989
Investment in restricted common stock           40,000
Other                                           16,000
                                               --------
                                               381,255
                                              ---------
  Total assets                              $ 1,166,025
                                             ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Floor financing payable                   $  679,809
  Notes payable
  Related parties                              165,500
  Other                                        125,525
  Accounts payable-
  Related parties                               40,066
  Other                                        149,454
  Accrued liabilities                           41,236
                                             ----------
     Total current liabilities               1,201,590

Commitments                                          -

Stockholders' deficit:
  Preferred stock; $.01 par value; 50,000,000
     shares authorized; no shares issued
     and outstanding                                 -
  Common stock; $.001 par value; 100,000,000
     shares authorized; 8,110,470 shares issued
     and outstanding                             8,111
  Additional paid in capital                 2,131,919
  Accumulated deficit                       (2,175,595)
                                            -----------
  Total stockholders' deficit                  (35,565)
                                            -----------
  Total liabilities and stockholders'
     deficit                               $ 1,166,025
                                           ============



  The accompanying notes are an integral part of these financial statements.


                          iRV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE PERIOD AUGUST 1, 1999 (INCEPTION)
                            THROUGH MARCH 31, 2000

Revenue:
  RV sales and service                        $ 596,056
  Cost of RV sales and service                  505,003
                                              ---------

  Gross profit                                   91,053
                                               ---------

Operating expenses:
  Stock compensation                          1,400,000
  General and administrative-
     Related parties                             33,421
     Other                                      197,957
  Internet website development                  212,505
  Consulting-
     Related parties                             86,285
     Other                                      110,578
  Travel and entertainment                       83,240
  Miscellaneous                                  62,293
  Rent                                           35,105
  Depreciation and amortization                  28,422
  Interest                                        9,194
  Sales and marketing                             7,648
                                             -----------
     Total operating expenses                 2,266,648
                                             -----------
     Net loss                                $(2,175,595)
                                            ============

Basic loss per share                          $   (0.27)
                                            ============

Diluted loss share                            $   (0.27)
                                             ===========

Weighted average shares outstanding:
  Basic                                       8,110,470
                                             ===========

  Diluted                                     8,110,470
                                             ===========



  The accompanying notes are an integral part of these financial statements.

                          iRV, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                    Additional
                                 Common Stock         Paid In
                             Shares        Amount     Capital      Deficit    Total
                             -------      -------- ------------   ----------- ------
Balance, August 1, 1999
  (inception)                      -     $       -   $      -      $       -   $-

Issuance of common stock for
  cash at $.05 per share,
  November and December
  1999                     3,000,000         3,000    147,000               -   150,000

Stock compensation in
  connection with the
  issuance of stock at
  $.05 per share, November
  1999                             -             -  1,050,000               -  1,050,000

Issuance of common stock for
  cash at $.40 per share,
  November and December
  1999                     1,000,000         1,000    399,000           -        400,000

Compensation expense
  associated with the
  issuance of common stock
  for services November
  1999                       100,000           100     39,900           -         40,000

Debt converted into common
  stock at $.05 per share,
  November 1999            1,000,000         1,000     49,000           -         50,000

Stock compensation in
  connection with the
  conversion of debt,
  November 1999                    -             -    350,000           -        350,000

Stock issued in connection
  with reorganization      3,010,470         3,011       97,019            -     100,030

Net loss for the period            -             -            -   (2,175,595)  (2,175,595)
                          -----------   -----------    ---------  -----------                             -----------

Balance, March 31, 2000    8,110,470      $  8,111   $2,131,919   $(2,175,595) $                          (35,565)
                          ===========  ============  ===========  ===========  ============

















  The accompanying notes are an integral part of these financial statements.


                          iRV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIOD AUGUST 1, 1999 (INCEPTION)
                            THROUGH MARCH 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(2,175,595)
                                                    ------------
  Adjustments to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization                       28,422
     Stock compensation                               1,400,000
     Stock issued for services                           40,000
  Changes in operating assets and liabilities-
     Inventory                                          194,230
     Accounts payable                                   189,520
     Accrued liabilities                                 41,237
                                                     -----------
                                                      1,893,409
                                                     -----------

     Net cash used in operating activities             (282,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition                                          (662,277)
  Purchase of property and equipment                    (14,473)
  Purchase of intangible asset                          (60,300)
  Purchase of restricted common stock                   (40,000)
  Increase in other                                     (16,000)
  Increase in advances to related parties              (156,139)
  Collections from advances to related parties          155,229
                                                     -----------
  Net cash used in investing activities                (793,960)
                                                     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in floor financing payable                   289,451
  Proceeds from borrowings from related parties         165,500
  Proceeds from advances from related parties            62,879
  Payments on advances from related parties              62,879
  Proceeds from sale of stock, net of offering
     costs                                              550,000
  Cash received in restructuring                        100,030
                                                    ------------
     Net cash provided by financing activities        1,104,981
                                                    ------------

Net increase  in cash and cash equivalents               28,835
Cash and cash equivalents, beginning                          -
Cash and cash equivalents, ending                   $    28,835
                                                   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $     9,194
                                                   =============
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING
  ACTIVITIES:

  Conversion of debt into 1,000,0000 shares
     of common stock                               $     50,000
                                                   =============



  The accompanying notes are an integral part of these financial statements.

                          iRV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business and Significant Accounting Policies
     -----------------------------------------------------------

     iRV, Inc. ("the Company") was incorporated in Colorado on August 1, 1999, as RV Holiday.com, Inc. The Company changed its name to iRV, Inc. in December 1999. The Company is engaged in the retail sales of recreational vehicles ("RV") primarily in Tennessee, and the development of an interactive Web site that enables nationwide shopping for RVs via the Internet.

     Reorganization
     --------------

     On December 20, 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") whereby the Company would merge into a wholly owned subsidiary of The Southshore Corporation ("Southshore"). Pursuant to the Agreement, the Company would receive 5,500,000 shares of Southshore stock.
The closing of the Agreement was contingent on the parties conducting due diligence and among other things, the Company's completion of a private offering of its common stock that grosses $600,000 and the acquisition of certain URL names (Domain names). The Agreement required the resignation of the current Southshore officers and directors and the appointment of three new directors designated by the Company. On February 1, 2000, the Agreement was completed and the Company received 5,500,000 shares of Southshore stock, and the remaining net assets of Southshore that consisted of $100,030 in cash. This reorganization has been accounted for as though it were a recapitalization of the Company and a sale of shares by the Company in exchange for the net assets of Southshore.

     Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of $2,175,595 from inception through March 31, 2000. This raises substantial doubt as to the Company's ability to continue as a going concern. Management is attempting to raise additional equity capital to continue operation of its Internet Web site and continue the acquisitions of RV dealerships. In order for the Company to continue as a going concern, the Company must generate sufficient cash flows from its proposed Internet activities and obtain the necessary sales levels at it RV dealership that will enable the Company to achieve a level of operations sufficient to meet its cash flow requirements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iRV.com, Inc. and iRV-Dealerships, Inc. Internet development activities are conducted through iRV.com, Inc., while the acquisitions of RV dealerships is conducted through iRV-Dealerships, Inc. All material intercompany accounts have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Concentration of Credit Risk
     ----------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, inventory and investment in restricted common stock. All of the Company's cash equivalents are held at high credit quality financial institutions. The Company evaluates the carrying value of inventory and restricted common stock and maintains reserves for potential impairments of its investment. To date there has been no impairment loss recorded by the Company.

     Revenue Recognition
     -------------------

     The Company records revenue on the sale of an RV when cash is received and the customer takes physical possession of the unit. Other revenue consists primarily of income earned from warranty repairs and service and the sales of parts. The Company recognizes these revenues when the services are performed or when the parts are sold.

     Warranties
     ----------

     The Company does not provide for additional warranties on new RVs other than the warranty that is provided by the manufacturer. No warranties are provided for on used RVs. The Company historically has not experienced any losses associated with warranties.

     Inventories
     -----------

     Inventories are stated at the lower of cost or market, using the specific identification method. Management of the Company gives appropriate consideration to deterioration, obsolescence and other factors in evaluating net realizable value.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of three years.

     Intangible Assets
     -----------------

     Intangible assets consist of the cost the Company incurred to acquire various Internet domain names and the goodwill that was recorded in the acquisition of the net assets of Coach & Campers of Knoxville, LLC (see Note
10). Amortization is computed using the straight-line method over the estimated useful life of three years.

     Impairment of Long-Lived Assets
     -------------------------------

     Management of the Company periodically reviews the carrying value of long-lived assets for potential impairment by comparing the carrying value of those assets with their related, expected future net cash flows. Should the sum of the related, expected future net cash flows be less than the carrying value, management would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the assets exceeds the future discounted cash flows. Management has not identified any impairment losses as of March 31, 2000.

     Investment in Restricted Common Stock
     -------------------------------------

     Investment in restricted common stock consists of an equity investment in Kinetiks.com, Inc., a publicly traded entity, and is recorded at cost, which approximates the fair market value.

     Stock-Based Compensation
     -------------------------

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." Accordingly, no compensation expense is recorded for options issued in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company does not include stock option or warrants in the computation of earnings per share as their inclusion would be antidilutive.

     Internet Web Site Development
     -----------------------------

     The Company expenses all costs associated with the development of its Internet Web site in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model.

     Income Taxes
     ------------

     Income taxes are accounted for under Statement of financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

     Comprehensive Income
     --------------------

     The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no differences between reported net income and comprehensive income.

     Fair Value of Financial Instruments
     -----------------------------------

     Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value and include cash and cash equivalents, inventories, investments in restricted common stock, floor financing payable, notes payable and accounts payable. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

2.   Inventories

     ------------

     Inventories consist of the following at March 31, 2000:


     New RVs                             $611,214
     Used RVs                             141,224
     Parts                                  2,587
                                       -----------
                                         $755,025
                                       ===========

3.   Property and Equipment
     ----------------------

     Property and equipment consist of the following at March 31, 2000:


     Leasehold improvements              $ 16,961
     Equipment                             19,530
     Rental RV units                      103,557
                                        ----------
                                          140,048
     Less accumulated depreciation        (27,782)
                                        ----------
                                        $ 112,266
                                        ==========



Depreciation expense for the period ended March 31, 2000, was $11,460.

4.   Intangible Assets
     -----------------

     Intangible assets consist of the following:


     Goodwill                            $169,652
     Internet domain name                  60,300
                                          229,952
                                        ----------
     Less accumulated amortization        (16,963)
                                        ----------
                                        $ 212,989
                                       ===========


Amortization expense for the period ended March 31, 2000, was $16,962.

5.   Floor Financing Payable
     -----------------------

     In February the Company executed a floor financing agreement with Deutsche Financial Services, whereby the Company may draw up to $2,000,000 to purchase inventory in connection with the operation of its RV dealership. The financing agreement bears interest at prime plus 1% (10.25% at March 31, 2000) and is collateralized by essentially all the assets of the Company. Interest expense for the period ended March 31, 2000 was $6,438.

     In connection with obtaining the floor financing, an entity controlled by a stockholder of the Company provided an irrevocable letter of credit in favor of Deutsche Financial Services in the amount of $300,000. In consideration of providing the irrevocable letter of credit, the Company agreed to grant this entity warrants to purchase 2,500 shares of the Company's common stock at $2.00 per share for each month that the letter of credit is issued and outstanding. The warrants are exercisable over a three-year period.

6.   Notes Payable
     -------------

     Notes payable consist of the following at March 31, 2000:


     10% note payable to related party,
       due on demand, without collateral   $  100,000
     10% note payable to related party,
       due on demand, without collateral       65,500
                                           -----------
                                              165,500
                                           -----------
     9.74% note payable to financial
       institution, payable in monthly
       installments of $705, due
       September 2000, collateralized by
       a recreational vehicle                  65,796
     9.75% note payable to financial
       institution, payable in monthly
       installments of $641, due
       September 2000, collateralized by
       a recreational vehicle                  59,729
                                          ------------
                                              125,525
                                          ------------
                                          $   291,025


Interest expense for the period ended March 31, 2000 was $ 2,756.

7.   Lease Commitment
     ----------------

     The Company leased a residence and furniture on a temporary basis for a former officer of the Company under a non-cancelable operating lease. The lease required monthly payments of $1,700 and expired in May 2000. Rent expense for the period ended March 31, 2000, was $9,432. The Company also leased office space. The lease requires monthly payments of $4,174 and can be canceled by the Company at any time by providing the landlord thirty days notice of the Company's intent to vacate the premises. Rent expense for the period ended March 31, 2000, was $13,673.

     The Company leases land and a building under a noncancelable operating lease. The lease requires monthly payments of $7,200 commencing in August 2000, and expires in August 2003. Additionally, the Company leases, on a month-to-month basis, a trailer and requires monthly payments of $394. Rent expense for the period ended March 31, 2000 was $12,000.

     Future minimum payments under nonconcelable operating leases are as follows:


     Year                                 Amount
     ----                                 ------

     2001                               $  73,200
     2002                                  86,400
     2003                                  36,000
                                        ----------


8.   Capital Structure
     -----------------

     In November and December 1999, the Company issued 3,000,000 shares of its common stock in exchange for cash at $.05 per share and received net proceeds of $150,000.

     In November and December 1999, the Company issued 1,000,000 shares of its common stock in exchange for cash at $.40 per share and received proceeds of $400,000.

     In connection with the issuance of 3,000,000 shares of the Company's common stock, the Company recorded stock compensation in the amount of $1,050,000. This amount represents the difference between the estimated fair market value of the stock on the date of the sale and the consideration paid.

     During August through October, a stockholder and an entity controlled by a stockholder advanced funds to the Company for working capital purposes in the amount of $26,448 and $23,552, respectively. The advances did not bear interest, had no fixed repayment terms and were unsecured. In November 1999, the Company converted these advances into 1,000,000 shares of the Company's common stock at the rate of $.05 per share. In connection with this conversion the Company recorded stock compensation in the amount of $350,000 which represents the difference between the estimated fair market value of the stock issued and the debt converted into equity.

     In December 1999, the Company granted 280,000 options to certain employees to acquire shares of the Company's common stock at $1.00 per share, which was in excess of the fair market value on the date of grant. These options expire in December 2006.

     On December 20, 1999, the Company's board of directors approved a stock option plan (the "Plan") under which up to 1,000,000 shares of the Company's common stock may be issued. Under the Plan, incentive and nonqualified stock options may be granted to employees, directors, and consultants of the Company. Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the stock's fair market value at the time of grant. Nonqualified stock options may be granted at an exercise price determined by the Company.

     In January 2000, the Company entered into a consulting agreement with Access 1 Financial, a nonaffiliated, to serve as the Company's financial advisor and provide public relations. In lieu of a consulting fee, the Company paid to Access 1 Financial as full and complete consideration, stock options to purchase up to 200,000 shares of the Company's common stock at an exercise price of $3.25 per share, which exceeded the fair market value at the date of grant. The shares are exercisable immediately and expire in January 2001.

     In February 2000, effective August 31, 1999, the Company entered into an employment agreement with an officer. The agreement provided for the issuance of 500,000 shares of the Company's common stock of which 100,000 shares vested immediately with the remaining shares vesting at the rate of 100,000 shares per year commencing February 1, 2001 and expiring in February 2004. In connection with the issuance of the initial 100,000 shares, the Company recorded consulting expense in the amount of $40,000, which approximated the fair market value on the date of grant (see Note 11).

     In February 2000, the Company granted to certain directors, one of which is a stockholder, options to acquire 150,000 shares of the Company's common stock at an exercise price of $3.88, which approximated the fair market value on the date of grant. The options expire February 2005.

     The stock option activity under this Plan is set for the below for the period August 1, 1999 (inception) through March 31, 2000:



                                  Shares Under    Option
                                     Option        Price
                                  -------------   ------

     Granted                         835,000    $1.00-$3.88
     Forfeited                      (125,000)       -
                                   ----------   -----------
     Outstanding, March 31, 2000     710,000    $1.00-$3.88
                                   ==========   ===========


At March 31, 2000, 430,000 options were exercisable.

9.   Related Party Transactions
     --------------------------

     In addition to the related party transactions discussed in Note 4 above, the Company advanced funds in the amount of $156,139 50,912 to entities that are controlled by a stockholder of the Company. The advances were made not pursuant to any written agreement, bore no interest and had no fixed repayment terms. These amounts, except for $910, were repaid in February 2000.

     In March 2000, a stockholder advanced the Company, and was repaid, $62,879. In April 2000, the Company advanced, and was repaid $15,000 to this same stockholder.

     The Company incurred legal expenses in the amount of $33,421 payable to law firm that is owned by a stockholder of the Company. Of this amount, $25,420 remains unpaid at March 31, 2000.

     The Company paid to certain stockholders and officers $86,285 for consulting services. Of this amount $4,224 remains unpaid at March 31, 2000.

10.  Income Taxes
     ------------

     Losses incurred from operations from August 1, 1999 (inception) through March 31, 2000 have created deferred tax assets of approximately $249,000. A valuation allowance was established for the full amount of these deferred tax assets because the future realization of the cumulative tax benefits is not assured. The Company has a net operating loss carryforward for Federal income tax purposes of approximately $733,000 that expires in 2014.

     As further described in Note 1, the Company entered into an Agreement and Plan of Merger. When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss ("NOL") carryforwards in the years following the change in ownership. Therefore, it is possible that the Company' utilization of its NOL carryforwards may be partially reduced as a result of the changes in stock ownership. No determination has been made as of March 31, 2000, as to what implications, if any, there will be in the net operating loss carryforwards of the Company.

11.  Acquisition
     -----------

     On January 25, 2000, the Company entered into a Management Agreement with Coach & Campers of Knoxville, LLC ("Coach & Campers"), an RV dealership located in Knoxville, Tennessee, whereby Coach & Campers retained the Company, for a three months period, as business manager of Coach & Campers operations. The Management Agreement provided that the Company would perform all the business functions for and on behalf of Coach & Campers while the parties negotiated a purchase contract for the assets of Coach & Campers.

     On March 8, 2000, the Company executed an Asset Purchase and Sale Agreement (the "Purchase Agreement") with Coach & Campers. In connection with the Purchase Agreement, the Company paid approximately $662,000 in cash. The Company accounted for the acquisition as a purchase and recorded approximately $170,000 as goodwill, which represents the excess of the purchase price over the net assets acquired. The results of operations of Coach & Campers have been included in the consolidated financial statements since the date of acquisition.

     The following pro forma information reflects the operating results of the acquisition as if it occurred at August 1, 1999, the inception of the Company.



     Revenues                           $1,707,830
     Cost of goods sold                  1,520,890
                                       ------------
     Gross profit                          186,940
     General and administrative          2,363,453
                                       ------------
     Net loss                           $(2,176,513)
                                       ============

     Loss per share                     $    (0.27)
                                       ============


12.  Subsequent Event
     ----------------

     In May 2000, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with the former president and director. Pursuant to the Settlement Agreement the Company paid the former president $55,000 in cash and conveyed title to an automobile and certain other equipment. Additionally, the Company provided the former president with 100,000 freely tradable shares of the Company's common stock, which were provided by a stockholder of the Company. The former president surrendered 500,000 shares of stock that were issued to him pursuant to his employment agreement (see Note 7). The Company then reissued to the former president, 50,000 shares of restricted common stock. In connection with the issuance of the 150,000 shares of common stock the Company recorded $168,750 of stock issuance expense.

     In connection with the Settlement Agreement, a stockholder and director, who is also the Company's legal counsel, advanced $55,000 to the Company to pay the cash portion of the Settlement Agreement. This advance is evidenced by a note that is due on demand, bears interest at 9% and is without collateral.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              iRV, INC.


Date:     July 14, 2000       By:  /s/ Bradley Smith
                                   ------------------------------
                                   Bradley Smith, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE               TITLE                  DATE

  /s/ Bradley Smith  Chief Financial Officer     July 14, 2000
  -----------------
  Bradley Smith

  /s/ Robert Scott          Director             July 14, 2000
  ----------------
  Robert Scott

  /s/ Wayne Kirschling      Director             July 14, 2000
  --------------------
  Wayne Kirschling

  /s/ Clifford L. Neuman    Director             July 14, 2000
  ----------------------
  Clifford L. Neuman