Form 10QSB
period 2000-06-30
IRV INC
filed 2000-08-18
CIK 859747

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the quarterly period ended June 30, 2000.

                        Commission file number 0-19949

                                   iRV, Inc.
              ---------------------------------------------------
             (Exact Name of Registrant as Specific in its Charter)

     Colorado                                               84-1153522
--------------------------------                       ------------------
(State or other jurisdiction of                            IRS Employer
incorporation or organization)                            Identification
 Number

         5373 North Union Blvd., Suite 100 Colorado Springs, CO  80918
      ------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number,  including area code:  719 590-4900


            -------------------------------------------------------
             (Former Name or Address if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                            Yes [ X ]  No [  ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]
No [ ]  *** not applicable ***

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     As of June 30, 2000, the Company had 7,811,470 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No  [X]

                          Forward-Looking Statements

     In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions such as changes in gasoline prices and the fluctuation of interest rates, popularity of product lines, the success of the Company's efforts in identifying and entering into an agreement with an acquisition or merger candidate, and other items that iRV, Inc. discusses in the Management Discussion and Analysis Section of this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect only management's opinions. iRV, Inc. does not have any obligation to revise these forward-looking statement to reflect subsequent events or circumstances. Readers should refer to and carefully review the information future documents the Company files with the Securities and Exchange Commission.

                        Part I - Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheet - June 30, 2000. . . . . . . . . . . . . . . 4

     Consolidated Statement of Operations for the three months ended June 30,
     2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

     Consolidated Statement of Cash Flows for the three months ended June 30,
     2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 8

                          iRV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2000

     ASSETS
Current Assets:
  Cash and cash equivalents                $     9,389
  Funding Receivable                           230,459
  Inventory                                  1,370,333
                                            -----------
  Total current assets                       1,610,181
                                            -----------
Property and equipment, net                    106,801
Refundable deposits                                850
Intangible assets, net                         193,602
Investment in restricted common stock           40,000
                                            -----------
                                               341,253
                                            -----------
                                           $ 1,951,434
                                            ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Floor Financing                          $ 1,472,001
  Notes payable                                574,311
Accounts payable-
  Related parties                               60,101
  Other                                        188,283
Accrued liabilities                              7,273
                                            -----------
  Total Current Liabilities                  2,301,969
                                            -----------

Stockholders deficit:
  Preferred stock, $.01 par value;
     50,000,000 shares authorized; no
     shares issued and outstanding                   -
  Common stock, $.001 par value;
     100,000,000 shares authorized;
     7,811,470 shares issued and
     outstanding                                 7,811
  Additional paid in capital                 2,356,719
  Accumulated deficit                       (2,175,595)
                                           ------------
     Total stockholders' deficit              (539,470)
Total liabilities and stockholders'
  deficit                                  $ 1,951,434
                                            ===========


  The accompanying notes are an integral part of these financial statements.

                          iRV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000

Revenue:
  RV sales                                 $ 1,056,247
  Cost of sales                                870,679
                                          -------------

  Gross profit                                 185,568
                                          -------------

Operating expenses:
  Sales and marketing                           16,638
  Interest                                      37,861
  General and administrative                   189,996
  Internet Web site development                 27,250
  Stock issuance costs                         224,500
  Consulting-
     Related Parties                            22,248
     Other                                      18,767
  Travel and entertainment                      15,516
  Depreciation and amortization                 30,537
  Rent                                          31,384
  Salaries and benefits                        110,341
                                         --------------
     Total Operating expenses                  725,038
                                         --------------


Net loss                                   $  (539,470)
                                         ==============

Basic loss per share                       $     (0.07)
                                         ==============

Fully diluted loss per share               $     (0.07)
                                         ==============

Weighted average shares outstanding

  Basic                                      7,893,803
                                         ==============

  Fully Diluted                              7,893,803
                                         ==============




  The accompanying notes are an integral part of these financial statements.

                          iRV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000


CASH FLOWS FORM OPERATING ACTIVITIES:
  Net Loss                                 $  (539,470)
                                           ------------
  Adjustments to reconcile net income to
  net cash used in operating activities:
Depreciation and amortization                   30,538
     Stock issued for services                 224,500
     Settlement agreement with former
       officer and director                     15,229
     Loss on disposal of property                3,634
  Changes in operating assets and
     liabilities:
     Funding Receivable                       (230,459)
Inventory                                     (615,308)
     Other                                      21,106
     Accounts payable                           58,864
     Accrued liabilities                       (33,963)
                                           ------------
                                              (525,859)
                                           ------------

  Net cash used in operating activities     (1,065,329)
                                           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                     (14,051)
  Refundable deposits                             (850)
                                           ------------
     Net cash used in investing
       activities                              (14,901)
                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in floor financing payable          776,588
  Proceeds from borrowings from related
     parties                                   324,850
  Payments on notes                             (2,154)
  Payments on advances from related
     parties                                   (38,500)
                                          -------------
     Net cash provided by financing
       activities                            1,060,784
                                         --------------

  Net decrease in cash and cash
     equivalents                               (19,446)
  Cash and cash equivalents, beginning          28,835
Cash and cash equivalents, ending          $     9,389
                                        ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                   $    29,717
                                        ===============

SUPPLEMENTAL DISCLOSURE OF NON CASH
  FINANCING ACTIVITIES:
  Company canceled 450,000 shares of
     common stock                          $       450
  Company eliminated $910 receivable
     by reducing amount of note payable
     to the same related party             $       910


  The accompanying notes are an integral part of these financial statements.

                          iRV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Significant Accounting Policies

     iRV, Inc. ("the Company") was incorporated in Colorado on August 1, 1999
as RV Holiday.com, Inc.   The Company changed its name to iRV, Inc. in
December 1999. The Company is engaged in the retail sales of recreational vehicles primarily in Tennessee, and the development and operation of an interactive Web site that enables nationwide shopping for RVs via the Internet.

     Principles of  Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iRV.com, Inc. and iRV - Dealerships, Inc. Internet development activities are conducted through iRV.com, Inc., while the acquisitions of RV dealerships are conducted through iRV - Dealerships, Inc. All material inter-company accounts have been eliminated in consolidation.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

2.  Floor Financing Payable

     In February the Company executed a floor financing agreement with Deutsche Financial Services, whereby the Company may draw up to $2,000,000 to purchase inventory in connection with the operation of its RV dealership. As of the period ended June 30, 2000 we had used $1,456,397 of our inventory credit line. The financing agreement bears interest at prime plus 1% and is collateralized by essentially all the assets of the Company. Interest expense associated with floor financing for the 3-month period was $25,643. We were in full compliance with our floor financing agreement during the period ended June 30, 2000.

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

3.   Notes Payable

     Notes payable consist of the following at June 30, 2000:


     10% Note payable to related party,
     due on demand, without collateral            $    100,000
     10% Note payable to related party
     due on demand, without collateral                 320,940
     9% note payable to related party,
     due on demand, without collateral                  30,000
                                                  -------------
                                                  $    450,940


     During the period ended June 30, 2000 the Company's note between itself and one of its shareholders increased $255,440. At the end of the period the Company owed The Rockies Fund a total of $320,940.

     In addition the Company borrowed $55,000 from a shareholder who is also a director as well as legal counsel. The funds were used toward the separation agreement with the Company's former president. As part of the separation agreement the Company paid its former president $55,000 in cash. As of June 30, 2000 $25,000 of the $55,000 note had been re-paid.


     9.74% Note payable to financial institution,
     payable in monthly installments,
     due September 2000, collateralized by
     a recreational vehicle                            $    64,784

     9.74% Note payable to financial institution,
     due September 2000, collateralized by
     a recreational vehicle                                 58,587
                                                       ------------
                                                       $   123,371

4.   Lease Commitment

     As of June 30, 2000 the Company's only lease commitments were at the RV dealership in Knoxville, TN. The Company leases land and a building under a non-cancelable operating lease. Beginning August 2000, the real property requires monthly payments of $7,200, and expires August 2003. Additionally, the Company leases, on a month-to-month basis, a trailer and temporary housing for two of its employees. Rent expense for the period ended June 30, 2000 was $31,384. This also included amounts paid for temporary corporate office space and temporary housing for the Company's former president.

5.   Capital Structure

     In May, 2000 the Company and its president reached a separation agreement and the president resigned. The former president returned 450,000 of his 500,000 shares of stock to the Company for cancellation. As part of the separation agreement a stockholder caused the issuance of 100,000 shares of freely traded common stock to the former president. The former president also received $55,000 in cash and approximately $16,000 in assets that included an automobile, computer, and cellular telephone. The shareholder who arranged for the transfer of freely tradable shares received 140,000 shares of restricted common stock from the Company as consideration. The Company recorded stock issuance expenses totaling $217,000 due to these two events.

     In June 2000 the general manager of the dealership located in Knoxville received 10,000 shares of restricted common stock. An expense in the amount of $7,500 was recorded in association by this action of the board of directors.

Item 2.  Management's Discussion and Analysis of Operations

Overview

     We offer retail sales of recreational vehicles through our dealership in Knoxville, TN. Additionally, we have developed an interactive Web site that enables nationwide shopping for RVs via the Internet.

Results of Operations

Period April 1, 2000 through June 30, 2000

     RV sales and service. Revenues for the quarter were $1,056,247. Of this amount, 90% was derived from RV sales of new and used vehicles. Starting in the second fiscal quarter, we plan to add an additional rental unit to our RV rental program. We have experienced an increase in sales every month since acquiring the dealership in Knoxville. Although some of the increase in sales can be attributed to seasonal fluctuations, we believe an expansion of product assortment, increased marketing, additional staff, and capital improvements have contributed to the increase in sales.

     Cost of RV sales and service. Cost of sales and services was $870,679, resulting in a gross margins of 17% of sales. Presently, we have $1,472,001 in RVs financed. During the period we incurred $25,643 in interest expense in relation to our inventory.

     Stock compensation. Stock compensation expense in the amount of $224,500 was recorded during the period ended June 30, 2000. This represents three separate events. In May 2000 when the president resigned, a shareholder provided the former president with 100,000 shares of freely tradable common stock. A stock compensation expense in the amount of $112,000 was recorded. The shareholder who provided the stock received 140,000 shares of restricted common stock. A stock compensation expense of $110,500 was recorded. Finally, the General Manager of the RV dealership received 10,000 shares of common stock as compensation. A stock compensation expense of $7,500 was recorded.

     General and administrative. General and administrative expenses were $189,996. The major portion of these expense are attributable to professional fees. These fees were paid for legal services and accounting services. Included in general and administrative were expenses associated with the separation settlement between the Company and the former president in the amount of $70,229. Our operating expenses have been significantly reduced and we anticipate lower general and administrative expenses in future periods.

     Internet Web site development.   Internet Web site development expenses
were $27,500. This represents the final development related to Web site enhancements and on-going adjustments. In order to encourage usage of the purchase segment of the Web site the fees associated with purchasing an RV on-line were waived. Therefore, no revenue was recorded during this period.

     Consulting. Consulting expenses were paid to a real estate consultant who is actively pursuing additional RV dealerships, an RV operations' consultant, and a financial consultant who is also a shareholder of the Company. The total amount paid to consultants for the period was $41,015. The Company will continue to engage consultants as the Company expands in order to maximize its changing needs.

     Travel and entertainment.   The total costs incurred for travel and
entertainment were $15,516. These expenses are attributable to transportation to visit potential acquisition candidates, the dealership in Knoxville, TN, and transportation for temporarily located employees at the dealership in Knoxville, TN to return to their permanent homes.

     Sales and marketing. The RV dealership generated all sales and marketing expenses. As we evaluate each marketing campaign's results, we anticipate costs to increase and be used effectively to generate traffic and sales. During the period the dealership used radio, newspaper, and direct mail.

     Rent.   The majority of this expense was related a residential house that the Company rented for its former president and temporary office space. The additional expense relates to temporary housing provided to two employees at the RV dealership in Knoxville, TN.

Liquidity and Capital Resources

     The Company depends on its major shareholders for its funding. The Company does not internally generate sufficient funds to meet its present spending levels.

     Net cash used by operating activities during the period were $1,065,329. This includes a substantial increase in our inventory of RVs at the dealership in Knoxville, TN. The Company's major asset is its inventory; and the majority of its inventory is financed. However, during the period our equity in our inventory increased 71%, from approximately $75,216 to $128, 791.

     We continue to finance our operations by advances provided from financing
activities of our major shareholders.   This includes three notes from
shareholders in the amounts of $100,000, $367,540 and $30,000. All notes are due on demand, are not secured and the interest rates are 10%, 10%, and 9% respectively. Total notes due increased by $283,286 during this period.

     In addition we have continued to finance our operations by using our $2,000,000 floor financing line provided by Deutsche Financial Services. We have increased our financing by $776,588 during this period.

     We do not believe that our cash resources are sufficient to fund our anticipated working capital and capital expenditures for the next twelve months. We will continue to rely on our major investors. However, there can be no assurances that their funding will continue. We will also continue to explore alternative debt and equity means of raising capital.

                          Part II - Other Information

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     In May 2000, the Company entered into a Settlement Agreement and Mutual Release with the former president and director. Pursuant to the Settlement Agreement the Company paid the former president $55,000 in cash and conveyed title to an automobile and certain other equipment. Additionally the Company provided the former president with 100,000 freely tradable shares of the Company's common stock, which were provided by a stockholder of the company. The former president surrendered 450,000 shares of stock that had been issued to him. The Company canceled these shares of stock.

     In connection with the Settlement Agreement, a stockholder and director, who is also the Company's legal counsel advanced $55,000 to the Company to pay the cash portion of the Settlement Agreement. A note evidences this advance. $25,000 of the original note has been repaid.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  None.

     (b)  Current Report on Form 8-K dated April 24, 2000

               Item 5.  Other Events.  Reported change of name.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   iRV, INC.


Date:     August 18, 2000          By:  /s/ Bradley Smith
     ------------------------         --------------------------------------
                                      Bradley Smith, Chief Financial Officer