Form 10QSB/A
period 2000-06-30
IRV INC
filed 2000-09-01
CIK 859747

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                FORM 10-QSB/A-1

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
                                            -----------

Stockholders deficit:
  Preferred stock, $.01 par value;
     50,000,000 shares authorized; no
     shares issued and outstanding                   -
  Common stock, $.001 par value;
     100,000,000 shares authorized;
     7,811,470 shares issued and
     outstanding                                 7,811
  Additional paid in capital                 2,356,719
  Accumulated deficit                       (2,715,065)
                                           ------------
     Total stockholders' deficit              (350,535)
Total liabilities and stockholders'
  deficit                                  $ 1,951,434
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


                                   iRV, INC.


Date:     September 1, 2000        By:  /s/ Bradley Smith
     ------------------------         --------------------------------------
                                      Bradley Smith, Chief Financial Officer