Form 10QSB
period 2000-09-30
IRV INC
filed 2000-11-20
CIK 859747

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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

     Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]
 *** not applicable ***

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     As of September 30, 2000, the Company had 7,840,475 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No  [X]

                          Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions such as changes in gasoline prices and the fluctuation of interest rates, popularity of product lines, the addition or deletion of a relationship with a particular manufacturer, the success of the Company's efforts in identifying and entering into an agreement with an acquisition or merger candidate, and other items that iRV, Inc. discusses in the Management Discussion and Analysis Section of this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect only management's opinions. iRV, Inc. does not have any obligation to revise these forward-looking statement to reflect subsequent events or circumstances. Readers should refer to and carefully review the information future documents the Company files with the Securities and Exchange Commission.

                        Part I - Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheet - September 30, 2000 . . . . . . . . . . . . 4

     Consolidated Statement of Operations for the three-month and six-
     month periods ended September 30, 2000. . . . . . . . . . . . . . . . . 5

     Consolidated Statement of Cash Flows for the six-month ended
     September 30, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . 6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 8

                          iRV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              September 30, 2000

     ASSETS
Current Assets:
  Cash and cash equivalents                $   135,446
  Funding Receivable                           129,730
  Advances due from related parties                  -
  Inventory                                  1,800,543
                                            -----------
  Total current assets                       2,065,719
                                            -----------
Property and equipment, net                     77,542
Refundable deposits                                850
Intangible assets, net                         193,224
Investment in restricted common stock           40,000
                                            -----------
                                               311,616
                                            -----------
                                           $ 2,377,335
                                            ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Floor Financing                          $ 1,886,576
  Notes payable                                680,887
  Checks written in excess of bank
     balance                                         -
Accounts payable-
  Related parties                               70,490
  Other                                        199,043
Accrued liabilities                             67,731
                                            -----------
  Total Current Liabilities                  2,904,727
                                            -----------

Stockholders deficit:
  Preferred stock, $.01 par value;
     50,000,000 shares authorized; no
     shares issued and outstanding                   -
  Common stock, $.001 par value;
     100,000,000 shares authorized;
     7,811,470 shares issued and
     outstanding                                 7,841
  Additional paid in capital                 2,418,689
  Accumulated deficit                       (2,953,922)
                                           ------------
     Total stockholders' deficit              (527,392)
Total liabilities and stockholders'
  deficit                                  $ 2,377,335
                                            ===========


  The accompanying notes are an integral part of these financial statements.

                          iRV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                            For the Three    For the Six
                                            Months Ended    Months Ended
                                            September 30,   September 30,
                                                2000            2000
                                            -------------  --------------
Revenue:
  RV sales                                 $ 1,007,384      $2,063,632
  Cost of sales                                855,037       1,725,409
                                           ------------   -------------

  Gross profit                                 152,347         338,223
                                           ------------   -------------

Operating expenses:
  Sales and marketing                           27,512          42,822
  Interest                                      60,925          98,786
  General and administrative                    49,814         257,041
  Internet Web site development                    860          28,110
  Stock issuance costs                           6,000         286,500
  Consulting-
     Related Parties                            12,938          35,186
     Other                                       3,699          21,715
  Travel and entertainment                       9,118          24,635
  Depreciation and amortization                 29,923          60,461
  Rent                                          24,620          55,713
  Salaries and benefits                        111,599         205,629
                                           ------------  --------------
     Total Operating expenses                  337,008       1,116,598
                                           ------------  --------------


Net loss                                   $  (184,661)     $ (778,375)
                                           ============  ==============

Basic loss per share                       $     (0.02)     $    (0.10)
                                           ============  ==============

Fully diluted loss per share               $     (0.02)     $    (0.10)
                                           ============  ==============
Weighted average shares outstanding
  Basic                                      7,820,475       7,913,806
                                           ============  ==============

  Fully Diluted                              7,820,475       7,913,806
                                           ============  ==============



  The accompanying notes are an integral part of these financial statements.

                          iRV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2000


CASH FLOWS FORM OPERATING ACTIVITIES:
  Net Loss                                 $  (778,327)
                                           ------------
  Adjustments to reconcile net income to
  net cash used in operating activities:
     Expenses not requiring an outlay of
       cash                                    365,824
  Changes in operating assets and
     liabilities:                           (1,066,823)

  Net cash used in operating activities     (1,479,326)
                                           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                      (9,298)
  Refundable deposits                           15,150
                                           ------------
     Net cash used in investing
       activities                                5,852
                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in floor financing payable        1,206,767
  Checks written in excess of bank
     balance                                   (14,673)
  Proceeds from borrowings from related
     parties                                   442,075
  Payments on notes                             (8,764)
  Payments to related parties                  (45,320)
                                          -------------
     Net cash provided by financing
       activities                            1,580,085
                                         --------------

  Net increase in cash and cash
     equivalents                               (19,446)
  Cash and cash equivalents, beginning          28,835
  Cash and cash equivalents, ending        $   135,446
                                        ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest                   $    74,046
                                        ===============

SUPPLEMENTAL DISCLOSURE OF NON CASH
  FINANCING ACTIVITIES:
  Company retired 500,000 shares of
     restricted common stock, par value
     $.001                                 $       500
                                          =============
  Company issued 140,000 shares of
     restricted common stock, par value
     $.001                                 $       140
                                          =============
  Company issued 50,000 shares of
     restricted common stock, par value
     $.001                                 $        50
                                          =============
  Company issued 140,000 shares of
     restricted common stock, par value
     $.001                                 $        10
                                          =============
  On the Company's behalf, 100,000
     shares of common stock, par value
     $.001 were issued                     $       100
                                          =============
  Company eliminated $910 receivable
     by reducing amount of note payable
     to the same related party             $       910
                                          =============


  The accompanying notes are an integral part of these financial statements.

                          iRV, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Significant Accounting Policies

     iRV, Inc. ("the Company") was incorporated in Colorado on August 1, 1999
as RV Holiday.com, Inc.   The Company changed its name to iRV, Inc. in
December 1999. The Company is engaged in the retail sales of recreational vehicles primarily in Tennessee, and the development of an interactive Web site that enables nationwide shopping for RVs via the Internet.

     Principles of  Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iRV.com, Inc. and iRV - Dealerships, Inc. Internet development activities are conducted through iRV.com, Inc., while the acquisitions of RV dealerships is conducted through iRV - Dealerships, Inc. All material inter-company accounts have been eliminated in consolidation.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Comparable Period Statements

     iRV, Inc. was in its initial development stage and comparable operating financial statements will be available during the period ending December 31, 2000.

2.  Floor Financing Payable

     In February 2000 the Company executed a floor financing agreement with Deutsche Financial Services, whereby the Company may draw up to $2,000,000 to purchase inventory in connection with the operation of its RV dealership. As of the period ended September 30, 2000 we had used approximately $1,800,000 of our inventory credit line. The financing agreement bears interest at prime plus 1% and is collateralized by essentially all the assets of the Company. Interest expense associated with floor financing for the three-month period ended September 30,2000 was $45,189. We were in full compliance with our floor financing agreement during the period ended September 30, 2000.

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

3.   Notes Payable

     Notes payable consist of the following at September 30, 2000:


     10% Note payable to related party,
     due on demand, without collateral            $    100,000
     10% Note payable to related party
     due on demand, without collateral                 433,165
     9% note payable to related party,
     due on demand, without collateral                  30,000
                                                  -------------
                                                  $    563,165


     During the period ended September 30, 2000 the Company's note between the Company and one of its shareholders increased $112,225. At the end of the period the Company owed The Rockies Fund a total of $433,165.



     9.74% Note payable to financial institution,
     payable in monthly installments,
     due September 2000, collateralized by
     a recreational vehicle                            $    61,731

     9.74% Note payable to financial institution,
     due September 2000, collateralized by
     a recreational vehicle                                 55,991
                                                       ------------
                                                       $   117,722

4.   Lease Commitment

     As of September 30, 2000 the Company's only lease commitments were at the RV dealership in Knoxville, TN. The Company leases land and a building under a non-cancelable operating lease. Beginning September 2000, the monthly payments on the land and the building is $6,000, and expires August 2003. Additionally, the Company leases, on a month-to-month basis, two trailers used for as sales' offices and temporary housing for one of its employees. Rent expense for the period ended September 30, 2000 was $24,620.

5.   Capital Structure

     In September 2000 an amendment to the initial asset purchase agreement was signed. One of the partners of the partnership that owned Coach & Campers, Knoxville, TN received 30,000 shares of restricted iRV, Inc. common stock and the other two partners received 10,000 options each to purchase iRV, Inc. restricted stock at $1.00 per share. A stock issuance expense of $6,000 was incurred due to this transaction. At the time of the grant the common stock of iRV, Inc. was trading below the $1.00 strike price, and therefore, no financial expense was incurred by the Company in relation to the issuance of these options.

Item 2.  Management's Discussion and Analysis of Operations

Overview

     We have developed an interactive Web site, www.irv.com, that enables nationwide shopping for RVs via the Internet. As of this juncture, no major advertising has been implemented or is planned in order to promote this Web site. Consumers have, for a minimal fee, the ability to shop the entire nation for the RV of their choice and ideally purchase the RV at the best possible price and value. iRV, Inc. established a network of dealers that recognize the importance that the Internet will have on the way business is transacted.

     Additionally, we offer retail sales of new and used recreational vehicles through our dealership, Passport RV, located in Knoxville, TN.

     We have been in discussion with potential acquisition and, or, merger candidates in the RV industry as well as other industries. We will continue to explore opportunities. The future success of our business depends on our ability to operate more efficiently, increase revenue in our existing businesses, and expand either in the RV industry or other industries.

Results of Operations

Period July 1, 2000 through September 30, 2000

     RV sales and service. After adjustment revenue of $1,007,384 were recorded for the period. 95% of revenue attained at the dealership was derived from sales of new and used vehicles.

     As of September 30, 2000 virtually all of the revenue has been obtained through its wholly owned subsidiary, that operates Passport RV, rather than through its Web site.

     Cost of RV sales and service. Cost of sales and services were $855,037. We achieved a gross profit level of 18%. Presently, we have $1,886,575 of RVs financed. The Cost of Goods Sold was reduced during this period versus the initial period of the fiscal year for two reasons: the gross profit unit average increased, and we were able to finance a greater number of the units we sold. This is due to an increase in the number of financing sources with which we now do business. During the period we incurred $45,188 on interest expense in relation to our inventory.

     Stock compensation. Stock compensation expense in the amount of $6,000 was recorded during the period ended September 30, 2000. This represents the issuance of 30,000 restricted shares of common iRV, Inc. stock to one of the members of Coach & Campers LLC, a Tennessee limited liability company, that owned the RV dealership that we purchased certain assets in order to begin business operations in Knoxville, Tennessee.

     General and administrative. General and administrative expenses were $49,814. The major portion of these expense are attributable to professional fees. These fees were paid for legal services and accounting services.

     Internet Web site development and on-going fees.  There were
approximately $900 Internet Web site development expenses.   These expenses
were related to the development of a Web site for Passport RV.

     All fees related to the iRV, Inc.'s Web site, www.irv.com, were contractual monthly fees in order to provide specific services to the customers of the Web site such as free e-mail.

     Consulting. Consulting expenses were paid to a consultant for his assistance in previously assisting in the negotiation between the Company and its former president. No additional or on-going expenses will be further incurred in relation to this event. A member of the corporate staff provided consulting services to an affiliate during the period. The Company will continue to engage consultants as the Company expands in order to maximize its changing needs.

     Travel and entertainment. The total costs incurred for travel and entertainment were $9,066. These expenses are attributable to the moving expenses of an employee to relocate to Knoxville, TN and the expenses of a temporarily located employees at the RV dealership in Knoxville, TN. The only additional travel expenses were incurred by the consultant previously discussed.

     Sales and marketing. The RV dealership generated the majority of expenses related to this category. As we evaluate each marketing campaign's results, we anticipate costs to increase and be used effectively to generate traffic and sales. During the period the dealership used radio, newspaper, and direct mail. In addition we have determined that satellite locations on a temporary basis can create opportunities to reach new customers, especially first-time RV purchasers and purchasers of used RVs. We will continue this practice throughout the year.

     During this period we advertised the Web site in various newspapers across the nation in order to analyze whether Web site traffic increased when we targeted specific markets on specific days. In certain markets we experienced a substantial increase in traffic. However, we choose not to dedicate any additional funding to this type of advertising at this time.

     Rent. The majority of this expense, $24,620, was related to the building and sales lot where the RV dealership operates in Knoxville, TN. The additional expense relates to temporary housing provided to one employee at the RV dealership in Knoxville, TN.

     Salaries and Benefits. This $111,599 represents the Company's major expense. This includes all personnel at the dealership and corporate office. This figure includes health insurance and taxes paid for all employees.

Period April 1, 2000 through September 30, 2000

     RV sales and service.  Revenue totaled $2,063,632, of this, sales and
service of RVs represent 98% of total revenue.    Revenue was divided evenly
between each three-month period and the actual number of units sold was divided evenly between operating periods.

     As of September 30, 2000 virtually all of the revenue has been obtained through its wholly owned subsidiary, that operates Passport RV, rather than through its Web site. During the initial three-month period of this fiscal year, management decided not to collect any type of user-fees for the use of the www.irv.com Web site. This decision was made in order to build consumer traffic.

     Cost of RV sales and service. Cost of sales and service were $1,725,409. We achieved a gross profit level of 16%. However, gross profit, on the sale of RVs was three percentage points higher for the second quarter than the initial period.

     Stock compensation. Stock compensation expense in the amount of $286,500 was recorded for the six-month period ended September 30, 2000. This represents:

     * stock expense associated with the issuance of 100,000 shares of freely traded shares of common stock by a major shareholder to the former president of the Company as part of his separation agreement in May, 2000.
     * stock expense associated with the re-issuance of 50,000 shares of restricted stock to the former president of the Company as part of his separation agreement in May, 2000.
     * stock expense associated with the issuance of 140,000 shares of restricted common stock to the shareholder who arranged to have 100,000 shares of freely traded iRV, Inc. stock received by the former Company president.
     * stock expense associated with the issuance of 10,000 shares of restricted stock to the General Manager of the RV dealership in Knoxville, TN.
     * 30,000 restricted shares of common iRV, Inc. stock to one of the partners of Coach & Campers, the RV dealership that we purchased certain assets in order to begin business operations in Knoxville, Tennessee.

     General and administrative. General and administrative expenses were $257,041. The major portion of these expense are attributable to professional fees. These fees were paid for legal services and accounting services.

     Internet Web site development and on-going fees.   During the initial
three-month period of this fiscal year there were $27,500 on expense incurred with the development of the Web site www.irv.com. In the second quarter there were approximately $900 Internet Web site development expenses. These expenses were related to the development of a Web site for Passport RV, Knoxville, TN.

     All fees related to the iRV, Inc.'s Web site, www.irv.com, were contractual monthly fees in order to provide specific services to the customers of the Web site such as free e-mail.

     Consulting. During the first quarter of the fiscal year some consulting expenses were incurred due to the use of a real estate consultant. He was hired in order to search for potential acquisition sites. The Company will continue to engage consultants as the Company expands in order to maximize its changing needs.

     Travel and entertainment.   The total costs incurred for travel and
entertainment were $24,635.

     Sales and marketing. The RV dealership generated the majority of expenses related to this category. As we evaluate each marketing campaign's results, we anticipate costs to increase and be used effectively to generate traffic and sales. During the period the dealership used radio, newspaper, and direct mail. In addition we have determined that satellite locations on a temporary basis can create opportunities to reach new customers, especially first-time RV purchasers and purchasers of used RVs. We will continue this practice throughout the year.

     During this period we advertised the Web site in various newspapers across the nation in order to analyze whether Web site traffic increased when we targeted specific markets on specific days. In certain markets we experienced a substantial increase in traffic. However, we choose not to dedicate any additional funding to this type of advertising at this time.

     Rent. During the initial quarter of the fiscal year rent expense was substantially higher than in the second quarter due to office expenses incurred by the corporate staff and the rental of a house for the Company's former President.

     Salaries and Benefits. These expenses were dived evenly between the initial quarter and second quarter. The majority of these expenses are at the dealership level.

Liquidity and Capital Resources

     The Company depends on its major shareholders for its funding. The Company does not internally generate sufficient funds to meet its present spending levels.

     Net cash used by operating activities during the period were $1,479,326. This includes a substantial increase in our inventory of RVs at the dealership in Knoxville, TN. The Company's major asset is its inventory; and the majority of its inventory is financed. During the period our equity in our inventory decreased 18%, or approximately $24,000.

     We continue to finance our operations by advances provided from financing activities of our major shareholders. This includes three notes from shareholders in the amounts of $100,000, $433,165 and $30,000. All notes are due on demand, are not secured and the interest rates are 10%, 10%, and 9% respectively. Total notes due increased by $112,225 during the second quarter of the fiscal year and $286,283 during the initial quarter.
     In addition we have continued to finance our operations by using our $2,000,000 floor financing line provided by Deutsche Financial Services. We have increased our financing by $414,755 during this period.

     We do not believe that our cash resources are sufficient to fund our anticipated working capital and capital expenditures for the next twelve months. We will continue to rely on our major investors. However, there can be no assurances that their funding will continue. We will also continue to explore alternative debt and equity means of raising capital.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

     As of September 30, 2000 floor financing and notes payable in the aggregate totaled $2,449,741 with various interest rates associated with different portions of the debt. We may incur additional debt in the future. A change in interest rates would not affect our obligations with respect to the notes payable to related parties. However, an increase in interest rates should cause us to pay additional interest expense for our floor financing that would decrease our profitability. Also, the continued higher prices of gasoline may have a negative effect on RV sales. In addition customer preference may change with regards to the popularity of certain models and therefore, alter sales.

                          Part II - Other Information

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     We issued 30,000 shares of common stock to the former owner of our dealership in Knoxville, Tennessee. The shares were issued without registration under the Securities Act of 1933, were restricted as to resale, were taken for investment purposes, and were issued in reliance upon Section 4(2) under the Act.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     In the period ended September 30,2000 the Company entered into an Amendment to the Asset Purchase and Sale Agreement originally entered into January 2000. This amendment further defines the rights and obligations of the members of Coach & Campers LLC, a limited liability company of the State of Tennessee and iRV - Knoxville, a Colorado corporation and a wholly owned subsidiary of iRV, Inc. The members of the Tennessee LLC were granted the following: one member, Mr. Donald Hannay was granted 30,000 restricted shares of iRV, Inc. stock and the other two members, Mr. Jeffrey Sharp and Mr. Gaines Walker were each granted 10,000 options to purchase iRV, Inc. restricted common stock at the price of $1.00 per share.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  10.0 Amendment to Asset Purchase and Sale Agreement
          27.0 Financial Data Schedule

     (b)  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   iRV, INC.

Date:     November 20, 2000        By:  /s/ Bradley Smith
     ------------------------         -------------------------------
                                      Bradley Smith, Chief Financial
                                      Officer