Form 10-Q/A
period 2000-06-30
IRV INC
filed 2000-12-20
CIK 859747

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                 FORM 10-Q/A-1


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the quarterly period ended June 30, 2000.

                        Commission file number 0-19949

                                   iRV, Inc.
             ----------------------------------------------------
             (Exact Name of Registrant as Specific in its Charter)

     Colorado                                84-1153522
--------------------------------        ------------------------
(State or other jurisdiction of              IRS Employer
incorporation or organization)          Identification Number

                     c/o Bradley-Alison Smith, Acting CFO
                                   iRV, Inc.
                       5373 North Union Blvd., Suite 100
                          Colorado Springs, CO  80918
           ---------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:  719 590-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered

None                     None

Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock - $.001 Par Value
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No[  ]

     The number of shares outstanding of the Registrant's $.001 par value common stock as of June 30, 2000 was 7,861,470.

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

                        Part I - Financial Information

Item 1.        Financial Statements

     Consolidated Balance Sheet - June 30, 2000                       4

     Consolidated Statement of Operations for the
     three-month period ended June 30, 2000                           6

     Consolidated Statement of Cash Flows for the
     three-months ended June 30, 2000                                 8

     Notes to Consolidated Financial Statements                       10

                          iRV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000

          ASSETS
Current Assets:
--------------
  Cash and cash equivalents               $    9,389
  Funding Receivable                         230,459
  Inventory                                1,370,333
                                         ------------
     Total current assets                  1,610,181
                                         ------------

Property and equipment, net                  106,801
Refundable deposits                              850
Intangible assets, net                       193,602
Investment in restricted common stock         40,000
                                         ------------
                                             341,253
                                         ------------

                                          $1,951,434
                                         ============
       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
-------------------
  Floor Financing                         $1,472,001
  Notes payable                              574,311
  Accounts payable-
     Related parties                          60,101
     Other                                   186,527
  Accrued liabilities                          7,273
                                         ------------
     Total Current Liabilities             2,300,213
                                         ------------

Stockholders deficit:
Preferred stock, $.01 par value; 50,000,000
  shares authorized; no shares issued
  and outstanding                                  -
Common stock, $.001 par value; 100,000,000
  shares authorized; 7,811,470 shares issued
  and outstanding                              7,811
Additional paid in capital                 2,412,669
Accumulated deficit                       (2,769,309)
                                         ------------
  Total stockholders' deficit               (348,779)
                                         ------------

Total liabilities and stockholders'
  deficit                                 $1,951,434
                                         ============


The accompanying notes are an integral part of these financial statements

                          iRV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000
Revenue:
  RV sales                                $1,056,247
  Cost of sales                              870,372
                                         ------------

  Gross profit                               185,875
                                         ------------

Operating expenses:

  Sales and marketing                         15,310
  Interest                                    37,861
  General and administrative                 207,227
  Internet Web site development               27,250
  Stock issuance costs                       280,500
  Consulting-
     Related Parties                          22,248
     Other                                    18,015
  Travel and entertainment                    15,517
  Depreciation and amortization               30,538
  Rent                                        31,093
  Salaries and benefits                       94,030
                                         ------------
     Total Operating expenses                779,589

  Net loss                                $ (593,714)
                                         ============

Basic loss per share                      $    (0.08)
                                         ============
Fully diluted loss per share              $    (0.08)
                                         ============
Weighted average shares outstanding
  Basic                                    7,944,470
                                         ============

  Fully Diluted                            7,944,470
                                         ============




The accompanying notes are an integral part of these financial statements.

                          iRV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                  $ (593,714)
                                        -------------

Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization               30,538
  Stock issued for services                  280,500
  Settlement agreement with former
     officer and director                     15,229
  Loss on disposal of property                 3,634
Changes in operating assets and liabilities:
  Funding Receivable                        (230,459)
Inventory                                   (615,308)
  Other                                       21,106
Accounts payable                              57,108
  Accrued liabilities                        (33,963)
                                        -------------
                                            (471,615)
                                        -------------

Net cash used in operating activities     (1,065,329)
                                        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets                     (14,051)
Refundable deposits                             (850)
                                        -------------
  Net cash used in investing activities      (14,901)
                                        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in floor financing payable          776,588
Proceeds from borrowings from related
     parties                                 324,850
Payments on notes                             (2,154)
Payments on advances from related parties    (38,500)
                                        -------------
  Net cash provided by financing
     activities                            1,060,784
                                        -------------
Net decrease in cash and cash equivalents    (19,446)
Cash and cash equivalents, beginning          28,835
Cash and cash equivalents, ending         $    9,389
                                        -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                    $   29,717
                                        =============
SUPPLEMENTAL DISCLOSURE OF NON CASH
  FINANCING ACTIVITIES:

Company canceled 500,000 shares of
  common stock                            $      500
                                        =============

Company re-issued 50,000 shares of
  restricted shares common stock          $      500
                                        =============
A major shareholder of the Company
  arranged for the issuance of
  100,000 shares of common stock          $  112,000
                                        =============
Company issued 140,000 shares of
  restricted common stock                 $  105,000
                                        =============
Company issued 10,000 shares of
  restricted common stock                 $    7,500
                                        =============

Company eliminated $910 receivable
  by reducing amount of note payable
  to the same related party               $      910
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

     Principles of  Consolidation
     ----------------------------

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

2.   FLOOR FINANCING PAYABLE

     In February the Company executed a floor financing agreement with Deutsche Financial Services, whereby the Company may draw up to $2,000,000 to purchase inventory in connection with the operation of its RV dealership. As of the period ended June 30, 2000 we had used $1,456,397 of our inventory credit line. The financing agreement bears interest at prime plus 1% and is collateralized by essentially all the assets of the Company. Interest expense associated with floor financing for the period was $25,643. We were in full compliance with our floor financing agreement during the period ended June 30, 2000.

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

3.   NOTES PAYABLE

     Notes payable consist of the following at June 30, 2000:


     10% Note payable to related party,
     due on demand, without collateral       $       100,000
     10% Note payable to related party
     due on demand, without collateral               320,940
     9% note payable to related party,
     due on demand, without collateral                30,000
                                             ---------------
                                             $       450,940


     During the period ended June 30, 2000 the Company's note between itself and one of its shareholders increased $255,440. At the end of the period the Company owed The Rockies Fund a total of $320,940.

     In addition the Company borrowed $55,000 from a shareholder who is also a director as well as legal counsel. The funds were used toward the settlement agreement with the Company's former president. As part of the settlement agreement the Company paid its former president $55,000 in cash. As of June 30, 2000 $25,000 of the $55,000 note had been re-paid.


     9.74% Note payable to financial institution,
     payable in monthly installments,
     due September 2000, collateralized by
     a recreational vehicle                       $   64,784
     9.74% Note payable to financial institution,
     due September 2000, collateralized by
     a recreational vehicle                           58,587
                                                  ----------
                                                  $  123,371


4.   LEASE COMMITMENT

     As of June 30, 2000 the Company's only lease commitments were at the RV dealership in Knoxville, TN. The Company leases land and a building under a non-cancelable operating lease. Beginning August 2000, the real property requires monthly payments of $7,200, and expires August 2003. Additionally, the Company leases, on a month-to-month basis, a trailer and temporary housing for two of its employees. Rent expense for the period ended June 30, 2000 was $31,093. This also included amounts paid for temporary corporate office space and temporary housing for the Company's former president.

5.   CAPITAL STRUCTURE

     In May, 2000 the Company and its president reached a separation agreement and the president resigned. The former president returned 500,000 shares of his stock to the Company and the Company canceled these shares. The Company re-issued 50,000 shares of restricted common stock. In addition as part of the separation agreement a stockholder caused the issuance of 100,000 shares of freely traded common stock to the former president. The former president received $55,000 in cash and approximately $16,000 in assets that included an automobile, computer, and cellular telephone. The shareholder who arranged for the transfer of freely tradable shares received 140,000 shares of restricted common stock from the Company.

     In June 2000 the general manager of the dealership located in Knoxville received 10,000 shares of restricted common stock. An expense in the amount of $7,500 was recorded in association by this action of the board of directors.


Item 2.        Management's Discussion and Analysis of Operations

Overview
--------

     We offer retail sales of recreational vehicles through our dealership in Knoxville, TN. Additionally, we have developed an interactive Web site that enables nationwide shopping for RVs via the Internet.

Results of Operations
---------------------

Period April 1, 2000 through June 30, 2000

     RV SALES AND SERVICE. Sales of $1,056,247 were recorded for the period. 90% of revenue was derived from sales of new and used vehicles. Starting next quarter, we plan to add an additional rental unit to our rental program during the high season. We have experienced an increase in sales every month since acquiring the dealership in Knoxville. Although some of the increase in sales can be attributed to seasonal fluctuations, we believe the increase in product assortment, increased marketing, additional staff, and capital improvements are all contributing to the increase in sales.

     COST OF RV SALES AND SERVICE. Cost of sales and services were $870,372. We achieved a gross profit level of 18%. Presently, we have $1,472,001 of RVs financed. During the period we incurred $25,643 on interest expense in relation to our inventory.

     STOCK COMPENSATION. Stock compensation expense in the amount of $280,500 was recorded during the period ended June 30, 2000. This represents multiple separate events. In May 2000 when the president resigned, a shareholder provided the former president with 100,000 shares of freely tradable common stock. A stock compensation expense in the amount of $112,000 was recorded. The shareholder who provided the stock received 140,000 shares of restricted common stock. A stock compensation expense of $105,500 was recorded. The re-issuance of 50,000 shares of restricted common stock to the former president is associated with a stock expense of $56,000. Finally, the General Manager of the RV dealership received 10,000 shares of common stock as compensation.
A stock compensation of $7,500 was recorded.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $207,227. The major portion of these expense are attributable to professional fees. These fees were paid for legal services and accounting services. Included in general and administrative were expenses associated with the separation settlement between the Company and the former president in the amount of $70,229.

     INTERNET WEB SITE DEVELOPMENT. Internet Web site development expenses were approximately $27,000. This represents the final development related to Web site enhancements and on-going adjustments. In order to encourage usage of the purchase segment of the Web site the fees associated with purchasing an RV on-line were waived. Therefore, no revenue was recorded during this period. The Company believes that this strategy has proved successful.

     CONSULTING. Consulting expenses were paid to a real estate consultant, who is actively pursuing additional RV dealerships, an RV operations' consultant, and a financial consultant who is also a shareholder of the Company. The total amount paid to consultants for the period was approximately $41,000. The Company will continue to engage consultants as the Company expands in order to maximize its changing needs.

     TRAVEL AND ENTERTAINMENT. The total costs incurred for travel and entertainment were $15,516. These expenses are attributable to transportation to visit potential acquisition candidates, the dealership in Knoxville, TN, and transportation for temporarily located employees at the dealership in Knoxville, TN to return to their permanent homes.

     SALES AND MARKETING. The RV dealership generated all expenses related to this category. As we evaluate each marketing campaign's results, we anticipate costs to increase and be used effectively to generate traffic and sales. During the period the dealership used radio, newspaper, and direct mail.

     RENT. The majority of this expense was related a residential house that the Company rented for the Company's former president and temporary office space. The additional expense relates to temporary housing provided to two employees at the RV dealership in Knoxville, TN.

Liquidity and Capital Resources
--------------------------------

     The Company depends on its major shareholders for its funding. The Company does not internally generate sufficient funds to meet its present spending levels.

     Net cash used by operating activities during the period were $1,065,329. This includes a substantial increase in our inventory of RVs at the dealership in Knoxville, TN. The Company's major asset is its inventory; and the majority of its inventory is financed. However, during the period our equity in our inventory increased 71%, from approximately $75,216 to $128,791.

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

Item 3.   Qualitative and Quantitative Disclosures About Market Risk.

     As of June 30, 2000 floor financing and notes payable in the aggregate totaled $2,046,312 with various interest rates associated with different portions of the debt. We may incur additional debt in the future. A change in interest rates would not affect our obligations with respect to the notes payable to related parties. However, an increase in interest rates should cause us to pay additional interest expense for our floor financing that would decrease our profitability. Also, the continued higher prices of gasoline may have a negative effect on RV sales. In addition customer preference may change with regards to the popularity of certain models and therefore, alter sales.

                          Part II - Other Information

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     In May 2000, the Company entered into a Settlement Agreement and Mutual Release with the former president and director. Pursuant to the Settlement Agreement the Company paid the former president $55,000 in cash and conveyed title to an automobile and certain other equipment. Additionally the Company provided the former president with 100,000 freely tradable shares of the Company's common stock, which were provided by a stockholder of the company. The former president surrendered 500,000 shares of stock and the Company re-issued 50,000 shares of restricted common stock. The shareholder who arranged for the issuance of freely tradeable stock was issued 140,000 of restricted common stock.

     In connection with the Settlement Agreement, a stockholder and directory, who is also the Company's legal counsel advanced $55,000 to the Company to pay the cash portion of the Settlement Agreement. A note evidences this advance. $25,000 of the original note has been repaid.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  None.
     (b)  8K/A.     This filing reflected the inclusion of financial
                    statements for the 8K that was originally filed March
                    2000. The 8K and 8K/A discussed the acquisitions of the assets of the Coach & Campers of Knoxville RV dealership.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   iRV, INC.

Date:     December 20, 2000        By:  /s/ Bradley Smith
     -------------------------          ------------------------
                                        Bradley Smith,
                                        Chief Financial Officer