Form 10QSB
period 2000-12-31
IRV INC
filed 2001-02-14
CIK 859747

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000

                        Commission file number 0-19949

                                   iRV, Inc.
              ---------------------------------------------------
             (Exact Name of Registrant as Specific in its Charter)

     Colorado                                               84-1153522
--------------------------------                       ------------------
(State or other jurisdiction of                            IRS Employer
incorporation or organization)                            Identification
Number

         5373 North Union Blvd., Suite 100 Colorado Springs, CO  80918
      ------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number,  including area code:  719 590-4900
     ---------------------------------------------------------------------
             (Former Name or Address if Changed Since Last Report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     As of December 31, 2000, the Company had 7,861,470 shares of its $0.001 par value common stock outstanding.

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheet - December 31, 2000. . . . . . . . . . . . . 4

     Consolidated Statement of Operations for the three-month and nine-
     month periods ended December 31, 2000 . . . . . . . . . . . . . . . . . 6

     Consolidated Statement of Cash Flows for the nine-month ended
     December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 9

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by iRV, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2000, and its results of operations for the three-month and six-month periods ended December 31, 2000 and 1999 and its cash flows for the three-month and six-month periods ended December 31, 2000 and 1999. The Company's balance sheet as of June 30, 2000 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year.
The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

                          iRV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31,         MARCH 31,
                                    2000             2000
                                 (Unaudited)
                                ------------    --------------
                      ASSETS
Current Assets:
Cash and cash equivalents      $       1,866   $       28,835
Funding Receivable                         -                -
Accounts Receivables from
  Customers                            2,350                -
Accounts Receivables from
  Related Parties                         84              910
Inventory                          1,732,521          755,025
                               -------------   --------------
Total current assets               1,736,821          784,770
                               -------------   --------------

Property and equipment, net           86,238          112,266
Refundable deposits                    1,158           16,000
Intangible assets, net               154,827          212,989
Investment in restricted
  common stock                        40,000           40,000
                               -------------    -------------
                                     282,223          381,255
                               -------------    -------------
                               $   2,019,044   $    1,166,025
                               =============   ==============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Floor Financing                $   1,604,430   $      679,809
Notes payable
 Related parties                                      165,500
 Other                               113,908          125,525
Accounts payable-
Related parties                      152,594           40,066
Other                                122,249          149,454
Accrued liabilities                   87,867           41,236
                               -------------     ------------
Total Current Liabilities          2,081,048        1,201,590
                               -------------     ------------

Stockholders deficit:
Preferred stock, $.01 par
  value; 50,000,000                     1,457                 -
  shares authorized; 1,000,000
  shares authorized as Series A
  and 145,691 outstanding
Common stock, $.001 par value;
  100,000,000 shares authorized;
  7,861,470 shares issued and           7,841             8,111
  outstanding (8,110,470 at March
  31, 2000)

Additional paid in capital          3,006,300         2,131,919
Accumulated deficit                (3,077,602)       (2,175,595)
                                 ------------       -----------
Total stockholders' deficit           (62,004)          (35,565)
                                 ------------       -----------
Total liabilities and
  stockholders' deficit         $   2,019,044    $    1,166,025
                                 ============    ==============

    The accompanying notes are an integral part of these financial statements
                           iRV, INC. AND SUBSIDIARIES
                           CONSOLIDATED OF OPERATIONS

                                 For the Three     For the Nine
                                 Months Ended      Months Ended
                                 December 31,      December 31,
                                     2000             2000
                                 ------------      ------------
Revenue:
  RV sales                      $     686,061    $   2,749,693
  Miscellaneous                            54               54
  Cost of sales                       576,832        2,302,241
                                 ------------     ------------
Gross profit                          109,283          447,506
                                 ------------     ------------

Operating expenses:
  Sales and marketing                  20,732            63,55
  Interest                             51,850          150,636
  General and administrative           14,031          271,072
  Internet Web site development             -           28,110
  Stock issuance costs                      -          286,500
  Consulting-
     Related Parties                    9,137           44,323
     Other                                  -           21,715
  Travel and entertainment              3,513           28,148
  Depreciation and amortization        30,073           90,534
  Rent                                 25,141           80,854
  Salaries and benefits                78,444          284,073
                                 ------------      -----------
Total Operating expenses              232,921        1,349,519
                                 ------------      -----------
Net loss                        $    (123,638)   $    (902,013)
                                =============      ===========
Basic loss per share            $       (0.02)   $       (0.11)
                                =============      ===========
Fully diluted loss per share    $       (0.02)   $       (0.11)
                                =============      ===========
Weighted average shares
  outstanding

Basic                               7,861,470        7,896,361
                                =============     ============
Fully Diluted                       7,861,470        7,896,361
                                =============     ============

   The accompanying notes are an integral part of these financial statements.

                           iRV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Nine Month Period Ending December 31, 2000

CASH FLOWS FORM OPERATING ACTIVITIES:
Net Loss                                           $  (902,013)
                                                   -----------
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Expenses not requiring an outlay of cash:         403,566
     Changes in operating assets and
       liabilities:                                   (843,435)
Net cash used in operating activities               (1,341,882)
                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, Plant, and Equipment, gross                   (9,298)
Refundable deposits                                     15,150
                                                    -----------
Net cash used in investing activities                    5,852
                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in floor financing payable                    924,621
Checks written in excess of bank balance               (14,673)
Proceeds from borrowings from related parties          443,665
Payments on notes                                      (50,117)
Payments to related parties                                  -
                                                     ----------
Net cash provided by financing activities            1,303,496
                                                     ----------
Net decrease in cash and cash equivalents              (26,969)
Cash and cash equivalents, beginning                    28,835
Cash and cash equivalents, ending                  $     1,866
                                                     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                             $    42,393
                                                     ==========
SUPPLEMENTAL DISCLOSURE OF NON CASH
     FINANCING ACTIVITIES:
Company retired 500,000 shares of
  restricted common stock, par value $.001         $       500
                                                     ==========
Company issued 140,000 shares of restricted
  common stock, par value $.001                    $       140
                                                     ==========
Company issued 50,000 shares of restricted
  common stock, par value $.001                    $        50
                                                     ==========
Company issued 10,000 shares of restricted
  common stock, par value $.001                    $        10
                                                     ==========
On the Company's behalf, 100,000 shares of
  common stock, par value $.001 were issued        $       100
                                                     ==========
Company eliminated $910 receivable by
  reducing amount of note payable to the
  same related party                               $       910
                                                     ==========
Company issued 145,691 shares of Series A
  Preferred Stock, par value $0.01                 $     1,457
                                                     ==========


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

2.  Floor Financing Payable

     In February 2000, the Company executed a floor financing agreement with Deutsche Financial Services, whereby the Company may draw up to $2,000,000 to purchase inventory in connection with the operation of its RV dealership. As of the period ended December 31, 2000 we had used $1,604,430 of our inventory credit line. The financing agreement bears interest at prime plus 1% and is collateralized by essentially all the assets of the Company. Interest expense associated with floor financing for the three-month period was approximately $45,000. We were in full compliance with our floor financing agreement during the period ended December 31, 2000.

     In connection with obtaining the floor financing, an entity controlled by a stockholder of the Company provided an irrevocable letter of credit in favor of Deutsche Financial Services in the amount of $300,000. In consideration of providing the irrevocable letter of credit, the Company agreed to grant this entity warrants to purchase 2,500 shares of the Company's common stock at $2.00 per share for each month that the letter of credit is issued and outstanding. The warrants are exercisable over a three-year period. To date none of the warrants have been exercised.

3.  Notes Payable

     9.75% Note payable to financial institution,
     payable in monthly installments,
     collateralized by a recreational vehicle      $     54,332
     9.74% Note payable to financial institution,
     collateralized by a recreational vehicle            59,576
                                                    -----------
                                                   $    113,908

4.  Capital Structure

     In December 2000, the Company converted $557,617 in principal and $31,192 in accrued interest into 145,691 shares of the Company's Series A Preferred Stock. The Company recorded the difference between the par value of the preferred stock and the principal and interest as additional paid in capital.

     The stated value of the Series A Preferred Stock is $1.50 per share. The Series A Preferred Stock has the following conversion rights:

     * HOLDER'S OPTIONAL CONVERSION. Holders of outstanding shares of Series A Preferred Stock shall have an option at any time after issuance to convert each share into shares of the Company'sCommon Stock at a conversion value of $0.15 per share of Common Stock (the "Conversion Value").

     *    AUTOMATIC MANDATORY CONVERSION.  Each outstanding share of   Preferred
Stock shall be automatically converted into shares of Common Stock at the then current Conversion Value upon the fifth(5th) anniversary of the date of issuance.

5.  Lease Commitment

     As of December 30, 2000 the Company's only lease commitments were at the RV dealership in Knoxville, TN. The Company leases land and a building under a non-cancelable operating lease. The lease term began March 1, 2000 and continues through February 28, 2007. There are two five year "renewal periods" available. Currently the Company pays $6,000 per month. Additionally, the Company leases, on a month-to-month basis, a trailer and temporary housing for two of its employees. Rent expense for the period ended December 31, 2000 was $25,141.

6.  Subsequent Events

     Subsequent to December 31, 2000, the Company's counsel, who was a former director, agreed to exchange $71,434 that was owed to his law firm into 595,286 shares of the Company's Common Stock. The Company is in the process of filing a registration statement to register these shares.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OVERVIEW

     We offer retail sales of recreational vehicles through our dealership in Knoxville, TN. Additionally, we have developed an interactive Web site that enables nationwide shopping for RVs via the Internet.

RESULTS OF OPERATIONS

PERIOD OCTOBER 1, 2000 THROUGH DECEMBER 31, 2000

RV SALES AND SERVICE. Sales of $686,061 were recorded for the period. 95% of revenue was derived from sales of new and used vehicles.

COST OF RV SALES AND SERVICE.  Cost of sales and services were $576,832.
We achieved a gross profit level of 16%. Commission, in association with the sales of RVs, is included in this percentage. During the period we incurred approximately $45,000 of interest expense in relation to our inventory.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $14,031. This expense has been substantially reduced since the second fiscal quarter. This was due to the significant reduction in legal fees incurred during this quarter.

INTERNET WEB SITE DEVELOPMENT. There were no major expenses associated with the Company's Internet Web site. The Company's Internet staff completed all Web site updates and maintenance.

CONSULTING. Consulting expenses were paid to a financial consultant who is also a beneficial shareholder of the Company. The total amount paid to consultants for the period was approximately $9,137. The Company will continue to engage consultants as a means to control costs.

TRAVEL AND ENTERTAINMENT. The total costs incurred for travel and entertainment were $3,513. These expenses are attributable to transportation to the dealership in Knoxville, TN, and transportation for a temporarily located employee at the dealership in Knoxville, TN to return to their permanent homes.

SALES AND MARKETING. The RV dealership generated all expenses related to this category. As we evaluate each marketing campaign's results, we anticipate costs to increase and be used effectively to generate traffic and sales. During the period the dealership used various types of print media and the billboard located at the dealership as well as located directly adjacent to the side of the Interstate highways.

RENT. The expense relates to temporary housing provided to the General Manager at the RV dealership in Knoxville, TN. In addition the rent expense includes the rental of two temporary trailers used as offices at the dealership.

LIQUIDITY AND CAPITAL RESOURCES

     The Company depends on its major shareholders for its funding. The Company does not internally generate sufficient funds to meet its present spending levels.

     Net cash used by operating activities during the nine-month period was $1,341,882. This includes a substantial increase in our inventory of RVs at the dealership in Knoxville, TN. The Company's major asset is its inventory; and the majority of its inventory is financed. Presently, we have $1,604,430 of RVs financed. Inventory was higher than initially projected for the quarter due to two factors: sales of RVs were lower than anticipated during the final month of this fiscal quarter, and we were receiving necessary product for a major marketing show in Knoxville, TN that took place the following month.

     In the past, we financed our operations primarily from advances provided by certain of our shareholders. In December, these advances were converted into Series A Preferred stock. The Company has been informed that these shareholders may no longer be willing to provide working capital. Should the Company be unable to obtain working capital from these shareholders or from other sources, there could be a significant unfavorable impact on the Company's operations.

     During the period ended December 31, 2000, the Company received and repaid approximately $65,000 in advances from an entity that is controlled by a shareholder of the Company.

     We continue to finance our operations by using our $2,000,000 floor financing line provided by Deutsche Financial Services. The amount of wholesale financing owed to Deutsche Financial Services decreased during the three months mainly due to specific units being paid for at the close of the period.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of December 31, 2000 floor financing and notes payable in the aggregate totaled $1,717,000, a decrease of $329,312 since the previous quarter. This is due to a combination of an increase in notes payable, the extinguishment of multiple notes payables, and the decrease in wholesale financing owed to Deutsche Financial Services. We may incur additional debt in the future. A change in interest rates would affect our obligations. This is because an increase in interest rates would cause us to pay additional interest expense for our floor financing that would decrease our potential profitability. Also, the continued higher prices of gasoline may have a negative effect on RV sales. In addition customer preference may change with regards to the popularity of certain models and therefore, alter sales.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company's Board of Directors ratified the designation of 1,000,000 shares of its authorized 50,000,000 shares of Preferred Stock as Series A Preferred Stock. The Board issued 145, 691 of Series A Preferred Stock to three creditors, who are related parties, in exchange for the extinguishment of their Notes Payable and the associated Interest Payable.

     The stated value of the Series A Preferred Stock is $1.50 per share while the par value is $0.01 per share. The Series A Preferred Stock has the following conversion rights:

     * HOLDER'S OPTIONAL CONVERSION. Holders of outstanding shares of Series A Preferred Stock shall have an option at any time after issuance to convert each share into shares of the Company's Common Stock at a conversion value of $0.15 per share of Common Stock (the "Conversion Value").

     *    AUTOMATIC MANDATORY CONVERSION.  Each outstanding share of   Preferred
          Stock shall be automatically converted into shares of   Common Stock
          at the then current Conversion Value upon the fifth   (5th)
          anniversary of  the date of issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibit 27 - FDS
          (b)   None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 iRV, INC.

Date:  February 14, 2001         By:  /s/ Bradley Smith
  ------------------------          -------------------------------
                                    Bradley Smith, Chief Financial
                                    Officer