Form 10KSB
period 2001-03-31
IRV INC
filed 2001-07-16
CIK 859747

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2001.

Commission file number 0-19949

                                iRV, Inc.
(Exact Name of Registrant as Specific in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1153522 IRS Employer -Identification Number

c/o Bradley-Alison Smith, CFO
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

Common Stock - $.001 Par Value
(Title of class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[   ]

       The Issuer's revenues for the fiscal year ended March 31, 2001 were $3,809,675. As of March 31, 2001, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock was approximately $1,054,469. As of March 31, 2001, 8,435,756 shares of Common Stock of the Issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV -- EXHIBITS

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

Part I

Item 1. Description of Business

Background

iRV, Inc. (OTC BB: IRVV) is a development stage company that was formed by the merger of iRV, Inc. into The Southshore Corporation, that subsequently changed its name to iRV, Inc.

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

The effective date of the merger transaction between Southshore Acquisition Company and iRV, Inc. was February 2, 2000. On this date the shareholders of iRV, Inc. received one (1) share of the common stock of The Southshore Company for each share of iRV, Inc. common stock owned. The number of outstanding shares of The Southshore Company increased from 2,610,470 to 8,110,470. The 5,100,000 shares of The Southshore Company's stock issued to the former shareholders of iRV, Inc. represented, immediately after their issuance, 62.9% of the total issued and outstanding shares of The Southshore Corporation's common stock following the merger. This reorganization was accounted for as though it were a re-capitalization of the Company and a sale of shares by the Company in exchange for the net assets off The Southshore Corporation.

Overview

iRV, Inc. has two wholly owned subsidiaries: iRV.com, Inc. and iRV Dealerships, Inc. iRV.com, Inc. operates the Internet Web site for RV enthusiasts and iRV Dealerships acquires and operates RV dealerships.

IRV.com, Inc.

iRV.com, Inc. developed and launched a Web site for RV enthusiasts at www.irv.com. The Web site went live in February 2000. The initial phase of the Web site allowed consumers to purchase RVs from dealers across the nation. However, as with other Web sites that offered consumers the ability to purchase large consumer goods via the Internet, we found that consumer used our Web site mainly to gain product and competitive pricing information. And, then, the consumer wanted to actually go to a RV dealer and physically touch the unit and test drive it prior to making a decision on what unit to buy. Therefore, the Web site's current format offers consumers information on the RV industry, including the name and addresses of dealers that understand the importance of offering the consumer a good price value, but does not offer the consumer the ability to actually purchase an RV through our Web site.

iRV Dealerships, Inc.

Due to the fragmentation of the RV industry we believe that there is an opportunity to purchase multiple dealerships throughout the nation and offer RV customers recognizable consistency in service throughout the nation as well as operational economies of scale for iRV, Inc. Presently, there are approximately 3,000 dealerships throughout the nation and 39% of these dealerships' revenues are under $1,000,000 annually while only 8% of dealers had sales of over $10 million.

iRV, Inc., through a wholly owned subsidiary, iRV - Knoxville, Inc. , acquired and operates an RV dealership in Knoxville, TN located on the intersection of I-40 & I 75.

We have identified and evaluated numerous other dealerships but have not completed any additional transactions. While we continue to evaluate acquisition opportunities, as of the date of this report there exist no agreements, arrangements, or understandings with respect to any material acquisition or merger.

Recreational Vehicle Industry

Until last year, the industry has been in a growth mode for numerous years. And, the long-term outlook continues to be positive. However, the recent softening of the economy, higher interest rates a year ago, and high gasoline prices have all contributed to slower RV sales. As the CEO of Fleetwood Enterprises stated, "RV sales have tended to be a leading economic indicator, and sales started to fall off immediately after the stock market began to show signs of weakness." Fleetwood Enterprises reported a 42% decline this year vs. last year. The Chairman of Monaco Coach Corporation explained his company's year end results by stating, "many challenging economic factors continue to impact our industry." There are nearly 200 manufacturers and approximately 3,000 dealerships in The United States. The top ten manufacturers represent 86% of motor home sales and 77% of towable sales. However, at the dealership level, ownership is very fragmented with no single dealership controlling a significant portion of the business.

There are two primary categories of RV's: motorized and towables . There are three major styles of motorized vehicles: Class A, B, and C. Class A vehicles represent the largest type and look like a bus to the average person. They sit on a specially designed chassis equipped with either a gasoline or diesel engine. The Class B units are modified vans commonly referred to as 'conversion vans' that contain temporary living quarters, and the Class C vehicles are scaled down models of the Class A vehicles that are built on a truck or van chassis. They are easily identifiable by the hood extension that wraps over the driving cab. Towables include pop-up trailers, folding tent trailers, travel trailers, tailgaters, and fifth wheels. Towable units are typically less expensive than motorized RVs. However, the towable category offers RVers the opportunity for greater gas mileage the ability to simply disconnect the towed vehicle at a campsite.

Sales of Class A motor homes represent about one in ten units sold, however, they account for nearly half of the industry's sales in terms of dollars. Presently, 8.6 million families, or one out of 10 families in the United States owns an RV. The demographics of a RV owner is changing; owners are getting younger. The average owner is only 48 years old, owns their own home, and has a family income of $47,000. The changing demographics of the United States bode well for the RV industry. The growing up of the baby-boomers mirrors the increase in RV sales. The present Tax Code is favorable to certain RV owners. The interest portion of an RV monthly payment may be deductible since an RV may be considered a second residence, a traveling vacation home.

The most recent advertising campaign by the Recreation Vehicle Industry Association (RVIA) entitled "Go RVing" targets families with children. Families with children appreciate the convenience, comfort, and economical aspects of traveling by RV. The marketing campaign promotes the benefits of RVing in general interest publications such as Sunset and Country Home in addition to the tradition RV publications. The campaign also includes TV commercials during NFL football, NASCAR events, and blockbuster movies. Also, the Go RVing campaign is promoted on various Internet sites including Yahoo.com and Weather.com.

High levels of consumer confidence and increased discretionary income have contributed to the substantial increase in RV sales. These factors combined with the positive demographic trend make the outlook for RV sales a positive long-term one. However, the combination of the softening of the economy and gas price increases may cause some owners to temporarily postpone upgrading to a newer RV, thus lengthening the historical 2.6 replacement cycle. These factors may also influence, the product mix sold by manufactures and dealers in favor of lower priced, towable units.

Item 2. Description of Properties

The corporate office is located in Colorado Springs, Colorado. iRV, Inc. occupies office space on a temporary basis from an affiliated party. The facilities include individual offices and a conference room. The iRV.com, Inc. subsidiary also occupies this office. Since the office space is provided without cost our independent auditor required us to increase rent expense by $44,000 and increase additional-paid-in-capital by an equivalent amount. This amount was determined by comparing our former office space that we actually leased.

iRV, Inc. leased a residence and furniture on a temporary basis for an officer of the Company under a non-cancelable operating lease. The lease required monthly payments of $1,700 and expired in May 2000.

iRV, Inc., through iRV - Knoxville, Inc., leases two separate, yet adjoining, parcels of land. The facilities include a building used as a service center and a gravel lot that we have placed temporary buildings used as sales offices. The total facility occupies approximately five acres. The lease expires February 28, 2007 and has two 5-year extensions available. Also, in Knoxville, the dealership leases temporary housing facilities on a month-to-month basis for its general manager.

Item 3. Legal Proceedings

We are presently not party to any legal proceedings. However, we have been notified that the previous owners of the RV dealership located where our dealership is presently located, whom we acquired certain assets and liabilities, believe that there exists an issue concerning the payment of certain liabilities.

In a contract amendment iRV, Inc. agreed to pay a greater monthly payment for the use of two RVs used as rental units than originally agreed. Unfortunately, due to the lack of cash the Company has only been able to meet its initial obligation.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II:

Item 5. Market for Common Equity and Related Stockholder Matters

The outstanding shares of the Company's common stock trade on the over-the-counter bulletin board. This exchange is an electronic exchange.

The following table summarizes the reported high and low bid and ask prices for the Company's Common Stock for the period April 1, 2000 through March 31, 2001. Since the quotations do not include commissions or the amounts that a dealer may mark-up or markdown the stock in a particular transaction, quotations may not accurately reflect the actual transactions that were completed during the fiscal year.

Fiscal 2000	High	Low
June 30, 1999	.125	.0625
September 30, 1999	.375	.07
December 31, 1999	2.875	.25
March 31, 2000	4.6875	2.75
Fiscal 2001	High	Low
June 30, 2000	1.125	.88
September 30, 2000	.375	.3125
December, 31, 2000	.125	.125
March 31, 2001	.15	.125

As of March 2001 iRV, Inc. had 138 shareholders of record. However, since information on certain brokerage house clients is unavailable, we believe the actual number of individual shareholders exceeds 500.

Dividend Policy

iRV, Inc. has never paid dividends on its common stock, and its Board of Directors does not plan on issuing any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operations

Overview

Since the Company was initially founded in order to take advantage of the synergy between the Internet, as a new and more efficient method of selling RVs, and the traditional method of selling RVs at brick and mortar dealerships, we initially focused on the development of our Web site. However, the traditional method of selling RVs has continued to be successful and the past year has proved harsh to Internet based businesses. Therefore, we adjusted our focus to concentrate on the development of our RV dealership in Knoxville, TN. The main focus during this fiscal year was the development of operational principles at the dealership in the areas of

*	product mix,
*	inventory control,
*	proper staffing based on seasonality,
*	advertising programs,
*	and accounting procedures in order to provide the foundation for future profitability.

The Company has incurred losses since commencing operations and as of March 31, 2001, we had an accumulated deficit of $(3,564,799). Many of these losses were incurred at the corporate level and are non-cash expenses. We have yet to achieve profitability since inception. We expect to continue to explore and complete either additional acquisitions or mergers either within the RV industry or outside the industry. Presently, members of the Board, or its representatives, are actively pursuing various opportunities.

We expect to continue to incur losses until we obtain sales levels sufficient to support our operational costs. Additionally, external factors such as interest rates and fuel costs, have a substantial impact on our sales. The increased cost of fuel has had a negative impact on RV sales.

We derive 100% of our revenues from the sale, service, storage, and rental of RVs and their associated parts and warranties. The RV inventory that the dealership maintains is either financed by Deutsche Financial Services, at 1% above the prime rate for new units and 2% above prime for used units, or wholly owned by iRV - Knoxville, Inc. The wholesale floor financing line arranged is in the amount of $2,000,000. 75% of the amount is available for the purchase of new RVs while 25% of this credit line is available to finance previously owned RVs. As of March 31, 2001, the Company owed Deutsche Financial Services $1,482,351 for new RVs and $90,312 for used RVs. Of these amounts, we were in default on repaying $296,3000 to Deutsche Financial Services for units that were sold in the month of March for which we did not have the sufficient cash to pay for these units.

As part of the dealership's agreement with Deutsche Financial Services, The Rockies Fund (the "Fund"), the Company's sole source of additional capital funding, provided a $100,000 certificate of deposit to obtain a Letter of Credit on iRV's behalf starting March 2001. This amount represented a reduction of $200,000 in the required certificate of deposit from the previous fiscal year required to secure a Letter of Credit. The Letter of Credit is necessary for us to maintain the wholesale floor financing contract. In addition The Rockies Fund guaranteed any delinquencies that might arise from the dealership in relation to Deutsch Financial Services. In exchange for these commitments The Rockies Fund receives 2,500 warrants each month. The warrants have an exercise price of $2.00. As of March 31, 2001 the Fund has received 32,500 warrants.

We incur cost of sales that consist of our cost of RVs that we purchase. We have achieved a gross profit margin of approximately 17%. We will continue to improve this profit margin in order to reach profitability. This number includes all variable costs associated with the sales of RVs. Our gross profit has increased 2 percentage points between the initial quarter of the fiscal year and the entire year.

We incur sales and marketing expense that consist primarily of tradeshow expenses, advertising through the newspaper, radio, or billboards. In addition we have found off-site events to be successful in attracting new customers. We will continue to explore new methods of advertising in order to attract new customers.

We incurred general and administrative expenses consisting primarily of expenses for interest, salaries, and professional fees. Our dealership incurs substantially higher cash needs as a subsidiary of a public company than as a privately owned RV dealership.

Results of Operations

Period April 1, 2000 through March 31, 2001

Revenue and expenses cannot be accurately compared between the prior reporting period and the fiscal year ending March 31, 2001. The prior period, ending March 31, 2000 did not represent a 12-month reporting period.

RV Sales and Service. Sales for the year were $3,809,675. The majority of these sales were directly related to the sales of RVs. Approximately 25% of these sales were related to the sales of previously owned RVs. No customer accounted for more than 10% of our revenues.

Cost of RV Sales and Service. Cost of sales and service were $3,160,119. The majority of this cost was related to the purchase of RVs. The gross profit achieved in the sale of old-aged units acquired from the owners of the RV dealership previously located at our facility was substantially lower than attained in the sale of new units or previously owned units acquired through trades.

Stock Compensation Expense. Stock issuance expense was $344,956. This was in relation to multiple transactions.

*

In May, 2000 when the Company and its former president reached a separation agreement stock issuance expenses in the amount of $273,000 were recorded. The former president was issued 50,000 shares of restricted common stock and a stock expense of $56,000 was recorded, a shareholder arranged for the issuance of 100,000 shares of freely trading common stock to be issued to the former president and an expense of $112,000 was recorded, and the shareholder was issued 140,000 shares of restricted common stock for arranging the stock transfer and a stock expense of $105,000 was recorded.

*	In June 2000 the general manager of the dealership was granted 10,000 shares of restricted stock and a stock expense was recorded in the amount of $7,500.
*

In September 30,000 shares of restricted stock was issued to one of the former owners of the dealership that previously operated at our existing location and stock options to the other two partners. Each received 10,000 options at a strike price of $1.00. A stock expense in the amount of $6,000 was recorded.

*

In December 2000 a stock expense in the amount of $55,480 was recorded when creditors converted debt, that totaled, $556,665 plus its associated accrued interest in the amount of $32,403, into 145,723 shares of Class A Preferred Stock that is convertible. The preferred stock is convertible into 1,457,230 shares of iRV, Inc. common stock. According to the debt conversion agreements, all preferred stock must be converted prior to November 30, 2005. The stated value of each share of preferred stock is $1.50 while the par value is $.01. As of June 30, 2001 none of the preferred stock has been converted into common stock. The Rockies Fund converted $426,803 plus its associated interested into 100,000 shares of Preferred Stock, Nanette Goldberg converted $100,000 plus interest into 23,888 shares of Preferred Stock, Marco Foods converted its debt into 635 shares of Preferred Stock, and Clifford L. Neuman converted $30,000 plus interest into 21,200 shares of Class A Preferred Stock. Mr. Neuman has subsequently sold his Preferred Stock in a private transaction.

*

In January 2001 the Company's legal counsel converted the unpaid portion of its legal fees, $71,434 into 595,286 shares of restricted stock. A stock expense of $2,976 was recorded since the conversion price was below the market value of the common stock, $.125, as recorded in January 2001.

General and Administrative. General and administrative costs were $692,209.

Consulting. Consulting expenses were $85,064. These consisted of payments to multiple outside consultants including an officer and stockholder to assist with the severance package negotiations between the Company and its former president and potential acquisitions. All of this expense is associated with the corporate office.

Travel and Entertainment. Travel and entertainment expense totaled $30,867. This consists of travel to potential acquisitions, costs associated with employee relocation, costs associated with travel for the dealership's general manger between the dealership and his residence, and travel to annual trade shows.

Sales and Marketing. In order to increase its customer base the dealership used different methods of marketing including newspaper, direct mail, radio, and the dealership has an annual contract for a large billboard above the dealership on the Interstate highway. In addition the dealership participated in multiple off-premise events including a major trade show in January. Total marketing costs for the year were $203,128.

Rent. This expense includes rent for the dealership's sales and service locations, the sales' offices located at the dealership, temporary housing for employees, and rent associated with the corporate offices during the initial part of the fiscal year. Total expense was $147,355. $44,000 of this expense was a non-cash expense since we receive office space at no charge from a related party.

Impairment. We wrote down the remaining carrying value of the goodwill which was recorded in the acquisition of Coach & Campers of Knoxville and the carrying value of the domain names that were purchased in the prior fiscal year. We determined that with the continuing losses from operations, the fact that we were in default with our primary lending source, and the fact that we are unable to pay our creditors in the ordinary course of business, that there is substantial doubt about our ability to continue in existence as a going concern. Accordingly, we felt that an impairment of these assets had occurred.

Interest. Interest expense has increased substantially from 2000 as the level of RV units financed has increased.

Income Taxes

We use the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. At March 31, 2001 we had a net operating loss carry forward of approximately 1,400,000 to be used to offset any future income through 2015. We believe the utilization of the carry forward may be limited by the Internal Revenue Code Section 382 relating to certain changes in ownership that occurred when we merged with The Southshore Corporation. We have not recorded a deferred tax benefit for the net operating loss carry forward.

Liquidity and Capital Resources

Since our inception we have financed our operations through the sale of common stock, loans from related parties, increased wholesale floor financing through Deutsche Financial Services, and the gross profit of selling RVs. During this past period the operations were financed by additional loans from related parties in the amount of $438, 665.

Net cash used in operations was $(1,161,758). 60.3%, or $(700,756) of this amount is related to the increase in RV inventory. This figure should be viewed in conjunction with the increase in floor financing and payments in floor financing during the fiscal year.

The dealership turned its inventory in excess of four times during the year. Industry target is four inventory turns during a fiscal year. One of the major goals for the dealership during the past year was to eliminate old-aged product. As of June 2001, all units classified as new, except one, were either model year 2001 or model year 2002.

We purchased $24,980 in new property and equipment and received a deposit refund in the amount of $16,000.

Net cash provided by financing activities was $1,272,135. The increase in our use of wholesale floor financing through Deutsche Financial Services between March 31, 2000 and March 31, 2001 was $892,854. As of March 31, 2001, we were in default in the amount of $296,300 to Deutsche Financial Services for units sold in March for which we were unable to remit payment.

Non-cash events provided the restructuring of debt into equity. Debt to major investors was reduced during the period due to exchange of long-term debt into Class A Preferred Series stock. Notes Payable in the amount of $556,665 and its associated accrued interest in the amount of $32,403 were converted into equity. We issued 145,723 shares of our Class A Redeemable Preferred Stock to four different creditors. The stated value of the Preferred Stock is $1.50 per share. The preferred stock carries a cumulative dividend rate of 8%. Each share of preferred stock is convertible into 10 shares of common stock while the stock has a convertible value of $.15 per share of common stock. The holders of the preferred stock can convert their shares into shares of our common stock at any time; however, we must redeem any outstanding preferred shares by December 2005. As of June 30,2001 no preferred stock had been converted into common stock.

In addition, the Company's legal counsel converted the unpaid portion of its legal bill into 595,286 shares of common stock in January 2001. Therefore, accounts payable was reduced by an additional $71,434.

Also, members of the Board of Directors forgave $4,500 in income earned associated with Board meetings during the period. Therefore, debt was reduced by $4,500 and additional-paid-in-capital increased by an equal amount.

As of March 31, 2001 we wrote down the goodwill on our balance sheet associated with the purchase of certain assets when we purchased them a year ago in relation to the RV dealership in Knoxville, TN. Also, we reduced the value of marketable securities based on the FMV on these securities, and finally we wrote-off the value of our intangible asset, our domain name. All of these transactions were non-cash transactions.

As of March 31, 2001 we had cash and cash equivalents of $130,232 on hand. We had receivables of $30,838 that consisted of funding receivable from lending institutions for units sold or notes receivables from customers. All of the amounts due from customers have since been paid.

We do not believe that our cash resources are sufficient to fund our anticipated working capital and capital expenditures for the next twelve months. We will need to obtain additional equity capital or additional financing. Because of this uncertainty, our independent auditor qualified their report sighting a substantial concern about our ability to continue as a going concern. We have not made any adjustments to our financial statements to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2001 we had floor financing due to Deutsche Financial Services in the amount of $1,572,663 and notes payable in the amount of $113,641. The interest rate that we pay Deutsche is prime plus 1% for financed new units and 2% for financed used units and up to 10% for the notes payable. We continue to be in default with respect to our floor financing agreement. The notes payable represent the debt associated with the two units that the dealership uses in its rental program. We may incur additional debt in the future. A change in interest rates would not affect our obligations with respect to the notes payable. However, an increase in interest rates would cause us to pay additional interest expense for our floor financing that would decrease our profitability.

Recent Accounting Pronouncements

In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," that is effective, as amended, for all fiscal quarter of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some securities. We presently have no transactions that are affected by this pronouncement.

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

Due to Our Limited Operating History It Is Difficult to Predict Our Future Operating Results

Due to our limited operating history it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because we have only completed one full year of operations.

We Have a History of Operating Losses and May Continue to Incur Operating Losses

We have incurred operating losses since our inception. Such losses are attributed to initial costs of starting a business, expenditures made in developing corporate relationships and in building our Web site. We also underestimated the acquisition cost of the RV dealership in Knoxville. Finally, our settlement with the company's former president was not anticipated. We continue to incur expenses in excess of our operating revenues. We anticipate that future losses will occur and there can be no assurance that we will generate profitable operations in the future.

We Are Affected by General Economic Conditions and Our Sales Are Interest Rate Sensitive

Our sales are affected by general economic conditions, including employment rates, prevailing interest rates, inflation, and other economic conditions affecting disposable consumer income generally. Weakness in the economy could have a material adverse effect on our business. The majority of our customers purchasing vehicles finance their purchase. Increases in consumer interest rates could have an adverse effect on our ability to sell vehicles. Furthermore, a general increase in commercial interest rates would increase the rates paid by us on our floor plan contracts, thereby adversely affecting our operating income.

We Depend on Strong Sales in Our Second Fiscal Quarter

Our business, and the recreational vehicle industry in general, is very seasonal. Our strongest sales period begins in April, because many recreation vehicle shows are held in that month. Strong sales demand continues from April through the summer months. Our sales are generally much lower in the quarter ending December 31. Because of the difference in sales in the warm spring and summer months versus the cold fall and winter months, if our sales in the months of April through October are significantly lower than we expect, we may not earn profits or we may lose money and have a net loss. This experience may materially and adversely effected us.

We Rely on Several Key Manufacturers for Almost All of Our Inventory Purchases

Our success depends, to a significant extent, on continued relationships with five major manufacturers from which we purchase nearly all of our new products - Vanguard, Sunline, Keystone, Georgie Boy, and Forest River. Cancellation or modification of the dealer agreements with these two manufacturers could have material adverse effect on our revenue. However, the loss of all the brands sold by these major manufacturers is highly unlikely. Dealer representation decisions for manufacturer brands are made at the manufacturer's plants on a brand-by-brand basis, rather than centrally at each respective manufacturers corporate headquarters. We currently purchase over ten brands of RVs from the five manufacturers.

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

In the Past We Have Been Dependent Upon a Single Source for Our Working Capital

In the past, we have relied upon loans from The Rockies Fund, Inc. in order to satisfy our working capital requirements. If we continue to generate operating losses, our reliance upon The Rockies Fund or some alternative source of working capital will continue. We have no long-term commitment from The Rockies Fund to continue to extend us credit, and we have no commitment, understanding or arrangement with any other party to provide us with the working capital that we will need. If we are able to obtain additional working capital, it may be upon terms that are unfavorable to our current shareholders. If we are unable to obtain working capital, we may be unable to continue as a going concern.

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

Our Stock Price May Be Volatile

The price of our common stock may be highly volatile for several reasons. First, a limited number of shares of our stock are owned by the public. This may affect trading patterns which generally occur when a greater number of shares are traded. Second, the quarterly variations in our operating results, as discussed above, may result in the increase or decrease of our stock price. Third, independent parties may release information regarding pending legislation, analysts' estimates or general economic or market conditions that affect the price of our stock. Also, our stock price may be affected by the demand and the market performance of small capitalization stocks. Any of these situations may have a significant effect on the price of our common stock or our ability to raise additional equity.

If Our Operations Grow, Our Services Will Depend on Effective And Centralized Management

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

Our customers and potential customers are subject to federal, state and local statutes, ordinances and regulations regarding the ownership of recreation vehicles and boats. The adoption of more stringent statutes, ordinances and regulations affecting the consumer ownership of recreation vehicles, could have an adverse effect on our ability to sell our products.

Item 7. Financial Information

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
iRV, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheet of iRV, Inc. as of March 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended March 31, 2001 and the period August 1, 1999 (inception) through March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iRV, Inc. as of March 31, 2001, and the results of their operations and their cash flows for the year end March 31, 2001 and the period August 1, 1999 (inception) through March 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that iRV, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred continuing losses from operations in the amount of $3,564,799 from inception through March 31, 2001, the Company is in default in its floor financing agreement, and cannot pay its creditors in the ordinary course of business. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Gerald R. Hendricks & Co.

July 10, 2001
Westminster, Colorado

iRV, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET March 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 130,232
Accounts receivable-
Related party	772
Other, no allowance deemed necessary	30,065
Inventory	1,455,781
Total current assets	1,616,850
Property and equipment, net	83,204
Intangible assets, net	-
Investment in restricted common stock	7,200
90,404
Total assets	$ 1,707,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Floor financing payable	$ 1,276,363
Floor financing in default	296,300
Notes payable
Related parties	-
Other, no allowance necessary	113,641
Accounts payable-
Related parties	107,016
Other	172,807
Accrued liabilities	111,938
Total current liabilities	2,078,065
Commitments	-
Redeemable preferred stock, $.01 par value, 145,723 shares outstanding, redemption amount $218,584, plus accrued dividends	224,413
Stockholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 8,435,756 shares issued and outstanding	8,436
Additional paid in capital	2,961,139
Accumulated deficit	(3,564,799)
Total stockholders' deficit	(595,224)
Total liabilities and stockholders' deficit	$ 1,707,254
The accompanying notes are an integral part of these financial statements.

iRV, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended March 31,
	2001	2000
Revenue:
RV sales and service	$ 3,809,675	$ 596,056
Cost of RV sales and service	3,160,119	505,003
Gross profit	649,556	91,053
Operating expenses:
Stock compensation	344,956	1,400,000
General and administrative-
Related parties	53,531	33,421
Other	638,678	197,957
Sales and marketing	203,128	7,648
Internet website development	28,700	212,505
Consulting-
Related parties	60,119	86,285
Other	24,946	110,578
Travel and entertainment	30,867	83,240
Miscellaneous	6,803	62,293
Rent	147,355	35,105
Depreciation and amortization	121,560	28,422
Interest-
Related parties	30,627	-
Other	179,251	9,194
Unrealized loss on trading securities	32,800	-
Impairment	135,439	-
Total operating expenses	2,038,760	2,266,648
Net loss	$(1,389,204)	$ (2,175,595)
Basic loss per share	$ (0.16)	$ (0.27)
Diluted loss per share	$ (0.16)	$ (0.27)
Weighted average shares outstanding:
Basic	8,508,633	8,110,470
Diluted	8,508,633	8,110,470
The accompanying notes are an integral part of these financial statements.

iRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
			Additional
	Common Stock		Paid In
	Shares	Amount	Capital	Deficit	Total
Balance, August 1, 1999 (inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock for
cash at $.05 per share,
November and December 1999	3,000,000	3,000	147,000	-	150,000
Stock compensation in connection
with the issuance of stock at
$.05 per share, November 1999	-	-	1,050,000	-	1,050,000
Issuance of common stock for
cash at $.40 per share,
November and December 1999	1,000,000	1,000	399,000	-	400,000
Compensation expense associated
with the issuance of common
stock for services November 1999	100,000	100	39,900	-	40,000
Debt converted into common
stock at $.05 per share,
November 1999	1,000,000	1,000	49,000	-	50,000
Stock compensation in connection
with the conversion of debt,
November 1999	-	-	350,000	-	350,000
Stock issued in connection with
reorganization	3,010,470	3,011	97,019	-	100,030
Net loss for the period	-	-	-	(2,175,595)	(2,175,595)
Balance, March 31, 2000	8,110,470	8,111	2,131,919	(2,175,595)	(35,565)
Reacquisition of former officer's
shares and retirement of shares	(500,000)	(500)	500	-	-
Stock compensation in connection
with the issuance of stock to
former officer	50,000	50	55,950	-	56,000
Stock compensation in connection
with the transfer of stock from
a stockholder to a former officer	-	-	112,000	-	112,000
Compensation expense associated
with the issuance of common
stock to a related party	140,000	140	104,860	-	105,000
Compensation expense associated
with the issuance of common
stock to an employee	10,000	10	7,490	-	7,500
Compensation expense associated
with the issuance of common
stock to a former employee	30,000	30	5,970	-	6,000
Conversion of accounts payable
into shares of common stock by
a related party	595,286	595	73,815	-	74,410
Conversion of notes payable into
redeemable preferred stock at
an amount less than required
redemption amount	-	-	370,484	-	370,484
Compensation expense associated
with the conversion of notes
payable into redeemable preferred
stock	-	-	55,480	-	55,480
Forgiveness of debt by related
parties	-	-	4,500	-	4,500
Office rent provided by a
related party	-	-	44,000	-	44,000
Accrued dividends on preferred
stock	-	-	(5,829)	-	(5,829)
Net loss for the year	-	-	-	(1,389,204)	(1,389,204)
Balance, March 31, 2001	8,435,756	$ 8,436	$ 2,961,139	$ (3,564,799)	$ (595,224)
The accompanying notes are an integral part of these financial statements.

iRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,389,204)	$ (2,175,595)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	121,560	28,422
Stock compensation	344,956	1,440,000
Rent provided by related party	44,000	-
Unrealized loss on trading securities	32,800	-
Loss on disposal of equipment	10,032	-
Impairment of intangibles	135,439	-
Changes in operating assets and liabilities-
Accounts receivable	(29,927)	-
Inventory	(700,756)	194,230
Accounts payable	166,237	189,520
Accrued liabilities	103,105	41,237
	227,446	1,893,409
Net cash used in operating activities	(1,161,758)	(282,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition	-	(662,277)
Purchase of property and equipment	(24,980)	(14,473)
Purchase of intangible asset	-	(60,300)
Purchase of restricted common stock	-	(40,000)
Decrease (increase) in other	16,000	(16,000)
Increase in advances to related parties	-	(156,139)
Collections from advances to related parties	-	155,229
Net cash used in investing activities	(8,980)	(793,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in floor financing	3,530,062	289,451
Payments on floor financing	(2,637,208)	-
Proceeds from borrowings from related parties	438,665	165,500
Payments on borrowings from related parties	(47,500)	-
Payments on notes payable	(11,884)	-
Proceeds from advances from related parties	-	62,879
Payments on advances from related parties	-	(62,879)
Proceeds from sale of stock, net of offering costs	-	550,000
Cash received in restructuring	-	100,030
Net cash provided by financing activities	1,272,135	1,104,981
Net increase in cash and cash equivalents	101,397	28,835
Cash and cash equivalents, beginning	28,835	-
Cash and cash equivalents, ending	$ 130,232	$ 28,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 156,296	$ 9,194

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Conversion of debt into 1,000,0000 shares of common stock		$ 50,000
Conversion of debt into 145,723 shares of Class A redeemable
preferred stock, consisting of principal in the amount of $556,665, accrued interest of $32,403	$ 589,068
Conversion of account payable, related party, into 595,286 shares
of common stock	$ 71,434
Forgiveness of debt by related parties	$ 4,500
The accompanying notes are an integral part of these financial statements.

iRV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

iRV, Inc. ("the Company") was incorporated in Colorado on August 1, 1999, as RV Holiday.com, Inc. The Company changed its name to iRV, Inc. in December 1999. The Company is engaged in the retail sales of recreational vehicles ("RV") primarily in Tennessee.

Reorganization

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations totaling $3,564,799 from inception through March 31, 2001. Additionally, the Company is in default with its floor financing agreement and cannot pay its bills in the ordinary course of business. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is attempting to raise additional equity capital to pay its creditors in the ordinary course of business, and continue operation of its Internet Web site. Additionally the Company continues to evaluate future acquisitions of RV dealerships. In order for the Company to continue as a going concern, the Company must generate sufficient cash flows from its RV dealership that will enable the Company to achieve a level of operations sufficient to meet its cash flow requirements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, inventory and investment in restricted common stock. All of the Company's cash equivalents are held at high credit quality financial institutions. The Company evaluates the carrying value of accounts receivable, inventory and restricted common stock and maintains reserves for potential impairments of its investment. The Company is dependent on receiving floor financing from Deutsche Bank. Should the Company be unable to continue this relationship, it would have a significant material adverse impact on the Company's operations. (See Note 6).

Revenue Recognition

The Company records revenue on the sale of an RV when cash is received or funding is confirmed by a financial institution, and the customer takes physical possession of the unit. Other revenue consists primarily of income earned from warranty repairs and service and the sales of parts. The Company recognizes these revenues when the services are performed or when the parts are sold.

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

Intangible Assets

Intangible assets consist of the cost the Company incurred to acquire various Internet domain names and the goodwill that was recorded in the acquisition of the net assets of Coach & Campers of Knoxville, LLC (see Note 11). Amortization is computed using the straight-line method over the estimated useful life of three years. (See Note 4).

Impairment of Long-Lived Assets

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

Investment in Restricted Common Stock

Investment in restricted common stock consists of an equity investment in eLinear, Inc., a publicly traded entity, and is recorded at the lower or cost or estimated fair market value.

Stock-Based Compensation

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

Fair Value of Financial Instruments

Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable, inventories, investments in restricted common stock, floor financing payable, notes payable and accounts payable. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

Reclassifications

Certain amounts as previously presented in the 2000 financial statements have been reclassified to conform to the current year presentation.

Advertising

Advertising costs are charged to expense as incurred.

2. Inventories

Inventories consist of the following:
New RVs	$ 1,204,868
Used RVs	213,401
Parts	41,912
Lot vehicles	6,000
1,466,181
Less valuation allowance	(10,400)
$ 1,455,781

3. Property and Equipment

Property and equipment consist of the following:
Leasehold improvements	$ 37,760
Equipment	10,466
Rental RV units	103,557
151,783
Less accumulated depreciation	(68,579)
$ 83,204

Depreciation expense was $44,010 and $11,460 for the year and period ended March 31, 2001 and 2000, respectively.

4. Intangible Assets

Intangible assets consist of the following:

Goodwill	$ 169,652
Internet domain names	60,300
229,952
Less accumulated amortization	(94,513)
Less impairment allowance	(135,439)
$ -

Amortization expense was $77,550 and $16,962 for the year and period ended March 31, 2001 and 2000, respectively. During the fourth quarter of the year ended march 31, 2001, management determined that due to the continuing losses from operations, and the Company's non-compliance with its floor financing and the Company's inability to pay its creditors in the ordinary course of business, that the remaining useful life of the goodwill and domain names had become impaired. Management elected to impair the net carrying value of these intangible assets.

5. Notes Payable

Notes payable consist of the following:
9.74% note payable to financial institution, payable in monthly installments of $705, due September 2000, collateralized by a recreational vehicle	$ 59,736
9.75% note payable to financial institution, payable in monthly installments of $641, due September 2000, collateralized by a recreational vehicle	53,905
$ 113,641

In December 2000, certain related parties including the Company counsel, converted their notes consisting of $556,665 in principal and $32,403 in accrued interest into 145,743 shares of the Company's Class A redeemable preferred stock. (See Note 8).

Interest expense was $38,067 and $2,756 for the year and period ended March 31, 2001 and 2000, respectively.

6. Floor Financing Payable

The Company has a floor financing agreement with Deutsche Financial Services, whereby the Company may draw up to $2,000,000 to purchase inventory in connection with the operation of its RV dealership. The financing agreement bears interest at prime plus 1% and is collateralized by essentially all the assets of the Company. Interest expense for the year and period ended March 31, 2001 and 2000, was $171,811 and $6,438, respectively.

One of the provisions of the financing agreement requires the Company to transmit funds within a stipulated period of time to the lender for any RV sold that had been floor financed. At March 31, 2001, the Company had not transmitted $296,300 for RVs that had been sold. This amount is included in the consolidated financial statements as floor financing in default.

In connection with obtaining the floor financing, an entity controlled by a stockholder of the Company provided an irrevocable letter of credit in favor of Deutsche Financial Services in the amount of $300,000, which, during the year ended March 31, 2001, was subsequently reduced to $100,000. In consideration of providing the irrevocable letter of credit, the Company agreed to grant this entity warrants to purchase 2,500 shares of the Company's common stock at $2.00 per share for each month that the letter of credit is issued and outstanding. The warrants are exercisable over a three-year period. At March 31, 2001, the Company has granted 32,500 warrants pursuant to this agreement.

7. Lease Commitment

The Company leases land and a building under a noncancelable operating lease. The lease requires monthly payments of $6,000, and expires in August 2007. Additionally, the Company leases, on a month-to-month basis, a trailer that requires monthly payments of $394. The Company also pays for the temporary living quarters for the general manager of its RV dealership. During eleven months of the year ended March 31, 2001, the Company's corporate offices were provided free of rent by an entity that is controlled by a shareholder. The Company estimates that similar rental space would require monthly payments of $4,000; accordingly, the Company recorded $44,0000 as rent expense and additional paid in capital. Rent expense for the year and period ended March 31, 2001 and 2000 was $147,335 and $35,105, respectively.

Future minimum payments under noncancelable operating leases are as follows:
Year	Amount
2002	$ 72,000
2003	72,000
2004	72,000
2005	72,000
Thereafter	144,000
$ 432,000

8. Capital Structure

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

In February 2000, effective August 31, 1999, the Company entered into an employment agreement with a former officer and director. The agreement provided for the issuance of up to 500,000 shares of the Company's common stock of which 100,000 shares vested immediately with the remaining shares vesting at the rate of 100,000 shares per year commencing February 1, 2001 and expiring in February 2004. In connection with the issuance of the initial 100,000 shares, the Company recorded consulting expense in the amount of $40,000, which approximated the fair market value on the date of grant. In May 2000, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with the former president and director. Pursuant to the Settlement Agreement, the Company paid the former president $55,000 in cash and conveyed title to an automobile and certain other equipment. Additionally, the Settlement Agreement provided that 100,000 shares of freely trading shares of the Company's common stock were to be provided to the former officer and director. These shares were provided to the Company by a stockholder of the Company. The former president surrendered a 500,000 share stock certificate, upon which the Company then reissued to the former officer and director, 50,000 shares of restricted common stock. In connection with the issuance of the 50,000 shares of common stock, the Company recorded stock issuance expense in the amount of $56,000. In connection with the delivery of the 100,000 freely trading shares by a stockholder of the Company, the Company recorded stock issuance expense in the amount of $112,000.

In connection with the Settlement Agreement, a stockholder and director, who is also the Company's legal counsel, advanced $55,000 to the Company to pay the cash portion of the Settlement Agreement. During the year ended March 31, 2001, the Company paid $25,000 against this note, then the related party converted the remaining amount into 21,200 shares of the Company's Class A redeemable preferred stock. Additionally, the Board of Directors issued 140,000 shares of the Company's common stock to the stockholder who provided the freely trading shares to the former officer and director. In connection with the issuance of these shares, the Company recorded stock issuance expense in the amount of $105,000.

During the year ended March 31, 2001, the Company issued 10,000 shares of it common stock to an employee and 30,000 shares of its common stock to a former employee of the Company. In connection with the issuance of these shares, the Company recorded compensation expense in the amount of $13,500.

In December 2000, a stockholder, who is also counsel to the Company, converted amounts due to his law firm in the amount of $71,434 into 595,286 shares of the Company's common stock. The Company recorded compensation expense in the amount of $2,976 in connection with this conversion.

In December 2000, the directors of the Company agreed to forego the accrued directors fees that were due and owing to them. In connection with this, the Company recorded $4,500 as additional paid in capital.

As discussed in Note 5 above, in December 2000, certain holders of notes converted the principal and interest into 145,723 shares of the Company's $.01 par value ( $1.50 stated value) Class A Redeemable Preferred Stock. The holders of the Class A Redeemable Preferred Stock are entitled to receive an annual cumulative dividends equal to 8%. The holders of the Class A Preferred Stock can convert the preferred shares into 1,457,230 shares of the Company's common stock. In connection with the issuance of the Class A Preferred Stock, the Company recorded stock issuance expense with a corresponding amount to additional paid in capital in the amount of $55,480. Additionally, the Company recorded accrued dividends in the amount of $5,829 as an increase to the Class A Preferred Stock and a reduction to additional paid in capital. The Company is required to redeem the Class A Preferred Stock in December 2005.

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

The stock option activity under this Plan is set for the below for the period August 1, 1999 (inception) through March 31, 2001 (all of which are exercisable):
	Shares Under Option	Option Price
Granted	835,000	$1.00-$3.88
Forfeited	(173,750)	-
Outstanding, March 31, 2000	661,250	$1.00-$3.88
Granted	175,000	$0.12-$3.88
Forfeited or cancelled	(431,250)	-
Outstanding, March 31, 2001	405,000	$0.12-$3.88

9. Related Party Transactions

In addition to the related party transactions discussed in Notes 5, 6 and 8 above, during the year ended March 31, 2000, the Company advanced funds in the amount of $145,500 to entities that are controlled by a stockholder of the Company. The advances were made not pursuant to any written agreement, bore no interest and had no fixed repayment terms. These amounts, except for $910 were repaid prior to March 31, 2000.

During the year ended March 31, 2000, a stockholder and an entity controlled by a stockholder advanced the Company $59,912 and was repaid $51,148. The remaining amount of $8,764 was included in accounts payable related party in the consolidated financial statements. This amount was paid in April 2000. During the year ended March 31, 2001, a stockholder and an entity controlled by a stockholder advanced the Company $111,084, of which $18,000 was repaid. Of the remaining amount, the entity controlled by the stockholder converted $952 of this amount into 635 shares of the Company's Class A Redeemable Preferred Stock, and the remaining amount is included in accounts payable related party in the consolidated financial statements.

The Company incurred legal expenses in the amount of $53,531 and $33,421 payable to law firm that is owned by a stockholder of the Company for the year and period ended March 31, 2001 and 2000, respectively. Of this amount, $6,118 remains unpaid at March 31, 2001 and is included in accounts payable related party in the consolidated financial statements. (See Note 8).

The Company paid to certain stockholders and officers $ 60,119 and $86,285 for consulting services for the year and period ended March 31, 2001 and 2000, respectively.

10. Income Taxes

Losses incurred from operations from August 1, 1999 (inception) through March 31, 2001 have created deferred tax assets of approximately $470,000. A valuation allowance was established for the full amount of these deferred tax assets because the future realization of the cumulative tax benefits is not assured. The Company has a net operating loss carryforward for Federal income tax purposes of approximately $1,400,000 that expires in 2015.

As further described in Note 1, the Company completed its Agreement and Plan of Merger. When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss ("NOL") carryforwards in the years following the change in ownership. Therefore, it is possible that the Company' utilization of its NOL carryforwards may be partially reduced as a result of the changes in stock ownership. No determination has been made as of March 31, 2001, as to what implications, if any, there will be in the net operating loss carryforwards of the Company.

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
Revenues	$ 1,707,830
Cost of goods sold	1,520,890
Gross profit	186,940
General and administrative	2,363,453
Net loss	$ (2,176,513)
Loss per share	$ (0.27)

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance With Section
             16(a) of The Exchange Act

       As of the date of this filing, there are two members of the Board of Directors: Dr. Robert A. Scott, and Mr. Clifford Thygesen. The members of the Board comprise both the audit and the compensation committees.

Board of Directors

Dr. Robert A. Scott, 62, is the President of Adelphi University, Garden City, New York. He has held this position for approximately for one year. Prior to this he was the President of Ramapo College, a position he has held since 1985.

From 1979 to 1985, he served as Assistant Commissioner and Director of Academic Affairs for the Indiana Commission for Higher Education, where he was responsible for the coordination of statewide higher education strategic planning for both public and private institutions.

Dr. Scott is a member of the Board of Directors of USACenter.com, Inc., and a member of the Executive Committee of Hillcrest Health Service Systems, Inc., a holding company for the Hackensack University Medical Center teaching hospital and four other subsidiaries.

Dr. Scott received his BA from Bucknell University and his Ph.D. in Sociology and Organizational Ethnography from Cornell University.

Clifford Thygesen, 66, is the President of American Educational Products, Boulder, Colorado. He has held this position since 1996. He served as its Executive Vice-President from 1986-1992. The Company trades on NASDAQ under the symbol "AMEP." He also serves on the Board of Directors for multiple other publicly traded entities.

Previously, Mr. Thygesen had been the Vice-President of Ithaca Gun Company, a manufacturer of high quality firearms and then President of Alpine Designs, a manufacturer of outdoor backpacking and hunting equipment.

Mr. Thygesen graduated from The University of Illinois in 1966.

Corporate Officers

Bradley-Alison Smith, 45, has been acting as the Chief Financial Officer of iRV, Inc. Ms. Smith holds an active CPA license in the state of Colorado and has previously worked for Deloitte & Touche. Prior to joining this venture she acted in a consulting capacity for multiple public companies including preparation of their SEC filings. She has also been actively involved in mergers between public and private companies.

Ms. Smith gained extensive operations experience in her ten years working for The Häagen-Dazs Company. In her final position with the company she was responsible for all shop operations and distributorship audits in the western portion of the United States. Prior to joining the corporate office she owned and operated multiple retail shops.

She is a graduate of Duke University and has an MBA from The University of Colorado.

Windy D. Haddad, 29, is responsible for Internet development and strategy. Ms. Haddad has been working with the Internet since 1996, most recently as an Account Executive for NetGrafx an Internet development firm specializing in database-driven Web sites, e-commerce solutions and complex Intranet projects.

Prior to NetGrafx, Ms. Haddad served as Chief Administrative Officer of the Rockies Fund, a publicly traded business development company. Her responsibilities included investor relations and maintenance of corporate records for several public companies.

Ms. Haddad is a graduate of Colorado College with a bachelor's degree in Economics.

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

Mr. Clifford Thygesen
Dr. Robert A. Scott

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

Dr. Robert A. Scott
Mr. Clifford Thygesen

Compensation Advisory Committee

The compensation advisory committee is currently composed of the following directors:

Dr. Robert A. Scott
Mr. Clifford Thygesen

recommends to the Board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;
-	administers our compensation plans for the same executives;
-	determines equity compensation for all employees;
-	reviews and approves the cash compensation and bonus objectives for the executive officers; and
-	reviews various matters relating to employee compensation and benefits

Board Compensation Advisory Committee Report on Executive Compensation

The compensation advisory committee of the board of directors consist of two directors, Dr. Scott and Mr. Thygesen. The committee has the responsibility to recommend to the board guidelines for administrating our stock compensation program, and the compensation for our executive officers. The primary function of the committee is to ensure our compensation program is consistent with our values and aligned with the business strategy and goals.

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
Mr. Clifford Thygesen

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

Based solely on a review of the copies of such reports required by Section 16(a), the Company believes that its officers, Directors, and stockholders owning greater than 10% of the Common Stock of the Company complied with all applicable Section 16(a) filing requirements during 2001.

Item 10. Executive Compensation

TABLE 1
SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Options / SARs	LTIP Payouts	All Other Compen- sation
John Deufel, Chief Executive Officer and President of the Company and its subsidiaries until April, 2000	2001	63,000	$0	________	100,000	50,000	$0	$117,000

No executive officer received greater than $100,000 in salary during the fiscal year ended March 31, 2001.

Employment Matters

In June 2000 iRV, Inc.'s president, John Deufel, resigned from his positions as president and director of the Company. The resignation was mutually agreed upon by Mr. Deufel and iRV, Inc. When the settlement agreement was completed, Mr. Deufel immediately ceased performing all duties for iRV, Inc. in all capacities. When the settlement agreement was signed, Mr. Deufel received $8,000 considered pay in arrears, his company car valued at $12,000, a shareholder of iRV caused 100, 000 shares of free trading stock valued at $112,000 to be transferred to a brokerage account of Mr. Deufel, and he took title to his cell phone and portable computer valued under $3,000. Mr. Deufel also agreed not to divulge proprietary information. Mr. Deufel was also re-issued 50,000 shares of restricted stock. Finally, Mr. Deufel received $55,000 of cash compensation plus $8,000 in salary that was arrears. Mr. Deufel is also eligible for 50,000 options exercisable at $1.00.

The Board of Directors received no compensation during the year. However, Dr. Robert Scott, Mr. Clifford Thygesen, and Mr. Clifford L. Neuman (while he served on the Board), each received 50,000 stock options at $0.12 in December 2000 and January 2001 These options are exercisable for three years from the date of issuance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth-certain information regarding the beneficial ownership of iRV's stock as of this filing. All officers and directors of the company and any parties that the company is aware of who own greater than 5% of iRV's Common Stock are included.

Title of Class	Name of Beneficial Owner (1)(10)	Number of Shares	% of Class
Common Stock	Clifford L. Neuman (2)	738,286	7.1
Common Stock	Robert Scott (3)	75,000	1
Common Stock	Clifford Thygesen(4)	93,000	1
Common Stock	Bradley Smith (5)	80,000	1
Common Stock	Windy Haddad (6)	40,000	0
Common Stock	Stephen G Calandrella (7)	1,383,850	13.4
Common Stock	Nannette Goldberg (8)	2,088,880	20.2
Common Stock	Kenneth M. Dalton	670,358	6.5
Common Stock	Dorothy Calendrella (9)	1,264,000	12.2
(1)	The address of all persons listed is 5373 No. Union Blvd., Ste. 100, Colorado Springs, CO 80918
(2)

Includes 68,000 shares of Common Stock owned of record by Ratna Enterprises, LLC, a limited liability company, of which Mr. Neuman is a manager. Also includes Non-Qualified Stock Options exercisable to purchase 25,000 shares of the company's common stock at an exercise price of $3.88 per share granted as compensation for services as an outside director, and Non-Qualified Stock Options exercisable to purchase 50,000 shares of the company's common stock at $.12 per share granted as compensation for services as an outside director and the inclusion of 595,286 shares of common stock when Mr. Neuman converted the unpaid portion of his firm's legal fees into common stock.

(3)

Includes Non-Qualified Stock Options exercisable to purchase 25,000 shares of the company's common stock an exercise price of $3.88 per share and 50,000 shares of common stock at $.12 per share granted as compensation for services as an outside director.

(4)	Includes the ownership of 43,000 shares of common stock and the right to purchase, through Non-Qualified stock options, 50,000 shares at $.12.
(5)

Includes Incentive Stock Options exercisable to purchase 40,000 shares of the Company's common stock at an exercise price of $1.00 per share. Also includes of 40,000 shares of Common Stock held of record by Mark Smith, Bradley Smith's husband.

(6)	Consists of incentive Stock options exercisable to purchase 40,000 of the company's common stock at an exercise price of $1.00 per share.
(7)

Includes 200,000 shares of Common Stock held of record by the Calandrella Family Foundations, as to which Mr. Calandrella serves as a member of the board of directors. Also includes 32,500 warrants exercisable at $2.00 per share held in the name of The Rockies Fund, Inc., a business development company of which Mr. Calandrella is president and a director. Includes 140,000 shares that iRV has agreed to issue to Mr. Calandrella for services he provided related to Mr. Deufel's resignation. Also includes the conversion of the 100,000 shares of Preferred Series A convertible stock held by The Rockies Fund, of which Mr. Calandrella is President and 635 shares of Class A Preferred Stock held by Marco Foods, an entity controlled by Mr. Calandrella. Each share of preferred stock is convertible into 10 shares of common stock.

(8)

Includes 700,000 shares of Common Stock owned of record by Malibu Holdings, LLC, a limited liability company, of which Mrs. Goldberg is a manager and 600,000 shares of Common Stock owned of record by NMG, LLC, a limited liability company, of which Mrs. Goldberg is a manager. In addition this number includes the 23,888 shares of Class A Preferred Stock into 238,880 shares of common stock. The preferred stock was received when Ms. Goldberg converted $100,000 debt plus interest.

(9)	Includes 1,064,000 shares of Common Stock held of record by Triumph Capital, Inc., a Colorado corporation, of which Mrs. Calandrella is the sole director, executive officer and shareholder.
(10)

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

Item 12. Certain Relationships and Related Transactions

During fiscal year 2001 The Rockies Fund, a business development company, as defined by the SEC Act of 1940, loaned iRV, Inc. approximately $361,300. This amount, plus its associated interest was converted into Class A Preferred Stock in December 2000. The debt was exchanged for 100,000 shares of preferred stock that is convertible into 1,000,000 shares of common stock with in a five-year period from the issuance of the preferred stock. In addition Marco Foods, another entity controlled by Mr. Calandrella, converted debt of $952 into 23,888 shares of preferred stock that is convertible into 238,880 shares of common stock. As of June 30, 2001, The Rockies Fund has loaned iRV, Inc. no additional funds. However, Marco Foods has loaned the company $51,669 between January 2001 through June 30,2001. Triumph Capital, an additional entity controlled by Mr. Calandrella, or members of his family, loaned iRV, Inc. $24,000 in June 2001. In addition The Rockies Fund deposited $100,000 in a CD at Vectra Bank, Colorado Springs, CO to obtain a Letter of Credit on iRV's behalf. The Letter of Credit was necessary for iRV, Inc.'s wholly owned subsidiary, iRV - Knoxville, Inc. to obtain wholesale floor financing. iRV, Inc. has agreed to issue 2,500 warrants each month to The Rockies Fund that are exercisable at $2.00 as payment to The Rockies Fund for posting the CD. As of March 31, 2001, The Rockies Fund is entitled to 32,500 warrants. iRV issued 140,000 shares of restricted common stock to Mr. Calandrella for services he provided related to Mr. Deufel's resignation. Mr. Calandrella, the President of The Rockies Fund, certain family members, and other entities that are controlled by Mr. Calandrella and his family, own shares and warrants exercisable to purchase common stock representing 25.7% of iRV's outstanding common stock on a fully diluted basis.

Clifford L. Neuman, a former member of the Board of Directors, as well as iRV's legal counsel loaned iRV, Inc. $55,000. This money was used in the employment separation agreement between iRV, Inc. and John Deufel. The company only repaid $25,000 of this loan. Mr. Neuman converted the remaining $30,000 due and its associated interest into 21,200 shares of Class A Preferred Convertible Stock in December 2000. Mr. Neuman, in a private transaction, sold the preferred stock prior to the end of December 2000. In January of 2001 Mr. Neuman's law firm, Neuman & Drennen, converted the unpaid portion, approximately $71,434, of its legal bill into 595, 286 shares of restricted common stock.

PART IV

Item 13.

(a) Exhibits

Exhibit No.      Title
(3.1)	Articles of Incorporation, iRV, Inc., by reference from the Form 8-K, February 2000.
(3.2)	Bylaws, iRV, Inc., by reference from the Form 8-K, February 2000.
(4.1)	Promissory Note dated March 1, 2000 issued to The Rockies Fund.
(4.2)	Promissory Note dated March 1, 2000 issued to A.B. Goldberg.
(4.3)	Promissory Note dated May 26, 2000 issued to Cliff Neuman.
(10.1)	Merger Agreement dated February 2000 between iRV, Inc. and The Southshore Corporation incorporated by reference from the Form 8-K February 2000.
(10.2)	"2000 Equity Option Plan" dated February 2000. Warrant Agreement, The Rockies Fund, March 2000.
(10.3)	Proxy Agreement dated February 2000 incorporated by reference from the Form 8-K February 2000.
(10.4)	Consulting Agreement, Access One Financial, February 2000.
(10.5)	Management Agreement dated January 2000 between Coach & Campers of Knoxville, LLC and iRV - Knoxville, Inc. incorporated by reference from the Form 8-K, February 2000.
(10.6)	Acquisition Agreement dated March 2000 of the Assets of Coach & Campers of Knoxville, LLC by iRV - Knoxville, Inc. incorporated by reference from the Form 8-K March 2000.
(10.7)	Lease Agreement, iRV - Knoxville, Inc., February 2000
(10.8)	Wholesale Floor Financing Agreement, iRV - Knoxville, Inc., March 2000.

(b) Reports on Form 8-K

None.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
iRV, INC.
Date: July 13, 2001	By: /s/ Bradley Smith Bradley Smith, Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Bradley Smith Bradley Smith	Chief Financial Officer	July 13, 2001
/s/ Robert Scott Robert Scott	Director	July 13, 2001
/s/ Clifford C. Thygesen Clifford C. Thygesen	Director	July 13, 2001