Form 10KSB/A
period 2001-03-31
IRV INC
filed 2001-07-20
CIK 859747

FORM 10-KSB/A-1

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

Mr. Thygesen graduated from The University of Illinois in 1966.

In the initial decision of an administrative law judge dated March 9, 2001, Mr. Thygesen was found to have violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, by making material misrepresentations as to the value of securities held as an asset of an investment company of which he was an independent director.  The decision concluded that because of the misrepresentation, the investment company had violated Section 13(a) of the Exchange Act and related rules and that Mr. Thygesen had aided and abetted or caused the violations.  The judge ordered that Mr. Thygesen cease an desist from aiding and abetting violations of Section 10(b) and Rule 10-b-5, and ordered him to pay a civil penalty of $160,000.  Mr. Thygesen has appealed the decision.  Other than this decision, Mr. Thygesen has not during the last five years (i) been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction.

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
iRV, INC.
Date: July 20, 2001	By: /s/ Bradley Smith Bradley Smith, Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Bradley Smith Bradley Smith	Chief Financial Officer	July 20, 2001
/s/ Robert Scott Robert Scott	Director	July 20, 2001
/s/ Clifford C. Thygesen Clifford C. Thygesen	Director	July 20, 2001