Form 10QSB
period 2001-06-30
IRV INC
filed 2001-08-14
CIK 859747

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the quarterly period ended June 30, 2001

Commission file number 0-199490

                                iRV, Inc.
(Exact Name of Registrant as Specific in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1153522 IRS Employer Identification Number

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

Common Stock - $.001 Par Value
Preferred Stock - $.01 Par Value
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

       The number of shares outstanding of the Registrant's $.001 par value common stock as of June 30, 2001 was 8,435,756.

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

Part I - Financial Information
iRV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
ASSETS
	30-Jun-01	30-Jun-00
Current Assets:
Cash and cash equivalents	-	9,389
Funding Receivable	34,552	230,459
Pre-paids	2,900	-
Inventory	1,545,516	1,370,333
Total Current Assets	1,582,968	1,610,181
Property and equipment, net	64,580	106,801
Deposits	800	850
Investment in common stock	7,200	40,000
Total Assets	$ 1,661,748	$ 1,951,434
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Floor Financing	1,390,664	1,472,001
Floor Financing in default	42,401	-
Notes payable	-	574,311
Related parties	24,000	-
Other	112,392	-
Accounts payable
Related parties	101,409	60,101
Other	297,055	186,527
Accrued liabilities	91,666	7,273
Total Current Liabilities	2,059,587	2,300,213
Commitments:
Preferred stock, $.01 par value 100,000,000 shares authorized; 145,723 shares issued and outstanding

	228,784	-
Stockholder's Deficit:
Common Stock, $.001 par value; shares authorized; 8,435,756 shares issued and outstanding

	8,436	7,811
Additional paid in capital	2,961,139	2,412,669
Accumulated deficit	(3,596,198)	(2,769,259)
Total stockholders' deficit	(626,623)	(348,779)
Total liabilities and stockholders' deficit	$ 1,661,748	$ 1,951,434
The accompanying notes are an integral part of these financial statements.
iRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED

	30-Jun-01	30-Jun-00
Revenue:
RV Sales	$ 1,089,920	$ 1,056,247
Cost of sales	885,159	870,372
Gross Profit	204,761	185,875
Operating Expenses:
Sales and marketing	14,240	15,310
Interest	34,029	37,861
General and administrative	36,805	207,227
Internet Web site development	60	27,250
Stock issuance costs	-	280,500
Consulting
Related parties	17,536	22,248
Other	719	18,015
Travel and entertainment	2,162	15,517
Depreciation and amortization	19,609	30,538
Rent	23,302	31,093
Salaries and benefits	87,698	94,030
Total Operating Expenses	236,160	779,589
Net loss	$ (31,399)	$ (593,714)
Basic loss per share	$ (0.01)	$ (0.08)
Fully diluted loss per share	$ (0.01)	$ (0.08)
Wieghted average shares outstanding
Basic and Diluted	8,435,756	7,944,470

The accompanying notes are an integral part of these financial statements.
iRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:	30-Jun-01	30-Jun-00
Net Loss	$ (31,999)	$ (593,714)
Adjustments to reconcile net income to net cash used
in operating activities:
Depreciation and amortization	19,609	30,538
Stock issued for services	-	280,500
Settlement agreement with former officer and director	-	15,229
Loss on disposal of property	-	3,634
Changes in operating assets and liabilities:
Funding receivable	(4,487)	(230,459)
Inventory	(89,735)	(615,308)
Other	2,339	21,106
Accounts receivable	(572)	-
Accounts payable	84,971	57,108
Accrued liabilities	(20,272)	(33,963)
	(8,147)	(471,615)
Net cash used in operating activities	(40,146)	(1,065,329)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(909)	(14,051)
Refundable depositis	-	(850)
Other	-	-
Net cash used in investing activities	(909)	(14,901)
CASH FLOW FROM FINANCING ACTIVITIES:
Change in wholesale floor financing	(139,598)	776,588
Proceeds from borrowings from related parties	69,000	324,850
Payments on notes	(1,249)	(2,154)
Payments on Advances From related parties	(17,330)	(38,500)
Net cash used in financing activities	(89,177)	1,060,784
Net decrease in cash and cash equivalents	(130,232)	(19,446)
Cash and cash equivalents, beginning	130,232	28,835
Cash and cash equivalents, ending	$ -	$ 9,389
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ 40,966	$ 29,717
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES
Interest accrued on Class A Convertible preferred stock	$ 4,371
The accompanying notes are an integral part of these financial statements.

iRV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Significant Accounting Policies

       iRV, Inc. ("the Company") was incorporated in Colorado on August 1, 1999 as RV Holiday.com, Inc. The Company changed its name to iRV, Inc. in December 1999. The Company is engaged in the retail sales of recreational vehicles primarily in Tennessee, and the development of an interactive Web site that enabled nationwide shopping for RVs via the Internet.

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

2.     Floor Financing Payable

       In February 2001, the Company re-negotiated its wholesale floor financing agreement with Deutsche Financial Services. The Company may draw up to $2,000,000 to purchase inventory in connection with the operation of its RV dealership. As of the period ended June 30, 2001 we had used $1,545,516 of our inventory credit line. The financing agreement bears interest at prime plus 1% for new units, prime plus 2% for previously owned units, and is collateralized by essentially all the assets of the Company. Interest expense associated with floor financing for the period was $38,604. We were out-of-trust (in default) according to the terms of our floor financing agreement during the period ended June 30, 2000 in the amount of $42,401.

       In connection with obtaining the floor financing, The Rockies Fund, an entity controlled by a stockholder of the Company provided an irrevocable letter of credit in favor of Deutsche Financial Services in the amount of $100,000. In addition the entity agreed to guarantee all debt incurred by the dealership in relation to Deutsche Financial Services. In consideration of providing the irrevocable letter of credit, the Company agreed to grant this entity warrants to purchase 2,500 shares of the Company's common stock at $2.00 per share for each month that the letter of credit is issued and outstanding. The warrants are exercisable over a three-year period. As of June 30, 2001 The Rockies Fund had received 40,000 warrants.

3.     Notes Payable

       Notes payable consist of the following at June 30, 2001:

Note payable, 9.74%, to financial institution,
payable in monthly installments,
collateralized by a recreational vehicle	$ 53,309
Note payable, 9.75%, to financial institution,
collateralized by a recreational vehicle	$ 59,083
Note payable, to Triumph Capital, an entity
controlled by the President of The Rockies
Fund. Due upon demand.	$ 24,000
Note payable, to Webquest, an entity controlled by the President of The Rockies Fund. Due upon demand.	$ 35,170
$171,562

4.     Lease Commitment

       As of June 30, 2001 the Company's lease commitments were at the RV dealership in Knoxville, TN. The Company leases two adjoining parcels of land and a building under a non-cancelable operating lease for a total monthly amount of $6,000. The lease expires August 2007. There are two, five-year renewals options available. Additionally, the Company leases, on a month-to-month basis, two trailers and temporary housing for its general manager at the RV dealership.

5.     Sales Tax

       The Company paid the April 2001 sales tax in full. However, the Company did not pay the sales tax due to the State of Tennessee for the period ending May 2001. The amount due is $13,255. Sales tax was submitted for May 2001 and June 2001. The Company made partial payments due of $5,000 for prior months that the Company was in arrears.

Item 2.     Management's Discussion and Analysis of Operations

Overview

       We offer retail sales of recreational vehicles through our dealership in Knoxville, TN. Additionally, we have developed a Web site that enables RV enthusiasts to explore information about RVing, RV manufacturers, and links to many other useful RV related Web sites. Although nationally RV sales are down, our sales are up slightly. However, our profit is still not sufficient to meet our cash needs. Our dealership specializes in the sales of towable recreational vehicles.

Results of Operations

Period April 1, 2001 through June 30, 2001

       RV sales and service. Sales of $1,089,920 were recorded this year versus $1,056,247 last year. This represents an increase of 3%. 90% of revenue was derived from sales of new and used vehicles. Sales of RV substantially increased in both April and May 2001. However, we did not advertise in June and attribute the decrease in sales during the month of June to the reduction in advertising. In addition sales of RVs historically have substantially decreased this year versus last year.

       Cost of RV sales and service. Cost of sales and services was $885,159 versus $870,372 during the same period last year. We achieved a gross profit of 19% this year versus 18% last year. We include commission expense in our cost of goods sold.

       General and administrative. General and administrative expenses were $36,805 versus $207,227 last year. The major portion of last quarter's expenses were attributable to professional fees. These fees were paid for legal services and accounting services. The substantial decrease this year versus last year can be attributed to a smaller corporate staff and their associated costs.

       Consulting. Consulting expenses were paid to a a financial consultant who is also a shareholder of the Company. The total amount paid to consultants for the period was $17,536. The Company will continue to engage consultants as the Company expands in order to maximize its changing needs.

       Travel and entertainment. The total costs incurred for travel and entertainment were $2,162. These expenses are attributable to transportation expenditures associated with the travel and living expenses of the general manager of the RV dealership in Knoxville, TN.

       Sales and marketing. The RV dealership generated all expenses related to this category. As we evaluate each marketing campaign's results, we anticipate costs to increase and be used effectively to generate traffic and sales. During the period the dealership used billboard, newspaper, and off-site promotional events. We have found off-site promotional events to be successful.

       Rent. The $23,302 is associated with the RV dealership in Knoxville, TN. The costs cover the land, building used as a service center, and the rental of two trailers used as sales trailers. In addition the company rents an apartment in Knoxville, TN that is used by the dealership's general manager.

Liquidity and Capital Resources

       The Company depends on its major shareholders for its funding. The Company does not internally generate sufficient funds to meet its present spending levels.

       Net cash used by operating activities during the period were $40,146. The Company's major asset is its inventory; and the majority of its inventory is financed. Equity in the previously owned units remained fairly stable during the period ending June 30, 2001. We have an equity interest in previously owned RVs of $106,684.

       We continue to finance our operations by advances provided from financing activities of our major shareholders. This includes two notes from entities controlled by a shareholders in the amounts of approximately $24,000 and $35,000. These amounts represent the total increase in notes during the period ended June 30, 2001.

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

Item 3.      Qualitative and Quantitative Disclosures About Market Risk.

       As of June 30, 2001 floor financing and notes payable in the aggregate totaled $1,717,078 with various interest rates associated with different portions of the debt. We may incur additional debt in the future. A change in interest rates would not affect our obligations with respect to the notes payable to related parties. However, an increase in interest rates should cause us to pay additional interest expense for our floor financing that would decrease our profitability. Also, higher prices of gasoline may have a negative effect on RV sales. In addition customer preference may change with regards to the popularity of certain models and therefore, alter sales.

Part II - Other Information

Item 1. Legal Proceedings

       None.

Item 2. Changes in Securities and Use of Proceeds.

       None.

Item 3. Defaults Upon Senior Securities.

       None.

Item 4. Submission of Matters to a Vote of Security Holders

       None.

Item 5. Other Information

       None.

Item 6. Exhibits and Reports on Form 8-K

       (a)       None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

iRV, INC.
Date: August 14, 2001	By: /s/ Clifford C. Thygesen Clifford C. Thygesen, Interim President