Form 10QSB
period 2001-09-30
IRV INC
filed 2001-11-19
CIK 859747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from to

Commission file number 0-19949

                         iRV, INC.
(Exact Name of Registrant as Specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1153522 I.R.S. Employer Identification number

6560 Gunpark Drive, Suite E, Boulder, Colorado 80301
(Address of Principal Offices) (Zip Code)

Registrant's telephone number, including area code:     (303) 527-2903
5373 N. Union Blvd., Suite 100, Colorado Springs, Colorado 80918 (719) 590-4900 Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [ ]

As of November 1, 2001, the Registrant had 8,435,756 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.     FINANCIAL INFORMATION

Item 1.       Financial Statements

The consolidated financial statements included herein have been prepared by iRV, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and its results of operations for the three-month and six-month periods ended September 30, 2001 and 2000 and its cash flows for the six-month periods ended September 30, 2001 and 2000. The Company's balance sheet as of March 31, 2001 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

iRV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 30, 2001 and March 31, 2001
(in thousands, except share data)

	September 30,	March 31,
	2001	2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ -	$ 130
Accounts Receivable - related party	-	1
Accounts Receivable - other	-	30
Inventory	-	1,456
Total current assets	-	1,617

Property and equipment	-	152
Less accumulated depreciation	-	(69)
Net property and equipment	-	83
Other assets:
Investment in restricted common stock	7	7
	7	7
	$ 7	$ 1,707
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Floor financing payable	$ -	$ 1,276
Floor financing in default	-	296
Notes payable	-	114
Notes payable to affiliates	24	-
Accounts payable	76	173
Accounts payable to affiliates	136	107
Accrued liabilities	-	112
Total current liabilities	236	2,078

Commitments
Redeemable preferred stock, $.01 par value, 145,723 shares outstanding,
redemption amount $218,584, plus accrued dividends	224	224

Stockholders' deficit:
Redeemable preferred stock - $.001 par value; 100,000,000 shares authorized;
8,435,756 shares issued and outstanding	8	8
Additional paid-in capital	2,961	2,961
Accumulated deficit	(3,422)	(3,564)
	(453)	(595)
Total liabilities and stockholders' deficit	$ 7	$ 1,707

See accompanying notes

IRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months ended September 30, 2001 and 2000
(in thousands, except share data)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2001	2000
Revenues:
Recreational Vehicle Sales	$ -	$ -
Cost of sales	-	-
Gross profit	-	-
Operating Expenses:
Sales and marketing	-	-
General and administrative	38	55
Depeciation and amortization	-	6
	38	61
Income (loss) from operations	(38)	(61)
0Other income (expense):
Interest expense	(9)	(13)
Stock issuance costs	-	(6)
	(9)	(19)
Income from continuing operations	(47)	(80)
Discontinued operations	220	(105)
Net income (loss)	$ 173	$ (185)
Earnings (loss) per common share - basic and diluted:	$ 0.02	$ (0.02)
Weighted average shares outstanding - basic and diluted	8,435,756	7,820,475

See accompanying notes.

IRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Six Months ended September 30, 2001 and 2000
(in thousands, except share data)
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2001	2000
Revenues:
Recreational Vehicle Sales	$ 1,719	$ 2,064
Cost of sales	1,353	1,726
Gross profit	366	338
Operating expenses:
Sales and marketing	23	43
General and administrative	352	627
Depeciation and amortization	24	60
	399	730
Income (loss) from operations	(33)	(392)
Other income (expense):
Gain on disposal of subsidiary	235
Interest expense	(60)	(99)
Stock issuance costs	-	(287)
	175	(386)
Net income (loss)	$ 142	$ (778)
Earnings (loss) per common share - basic and diluted:	$ 0.02	$ (0.10)
Weighted average shares outstanding - basic and diluted	8,435,756	7,913,806

See accompanying notes.

IRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months ended September 30, 2001 and 2000
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 142	$ (778)
Adjustments to reconcile net income to net cash used in operating activities:
Discontinued operations	(215)	140
Stock issuance costs	-	287
Net cash provided (used) by operating activities	(73)	(351)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flow impact of discontinued operations	(81)	60
Net cash provided (used) by investing activities	(81)	60
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing from related party	69	442
Payments to related parties	(45)	(45)
Net cash provided (used) by financing activities	24	397
Net increase (decrease) in cash	(130)	106
Cash at beginning of period	130	29
Cash at end of period	$ -	$ 135
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 59	$ 74

See accompanying notes.

iRV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS

  ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

  The Consolidated Financial Statements for the three months and six months ended September 30, 2001 and 2000 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

  During the three months and six months ended September 30, 2001 and 2000, the consolidated financial statements of the Company included the accounts of the following wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  iRV.com, Inc., develops and maintains an internet web site that provides information about RVing, RV manufacturers, and links to many other useful RV related web sites.

  iRV - Knoxville, Inc., operated a recreational vehicle dealership in Knoxville, TN. It was sold during the quarter (see Note 2).

  DISCONTINUED OPERATIONS AND SALE OF iRV - KNOXVILLE, INC.

  As previously disclosed, the Company had been in default under the terms of its floor financing agreement with Deutsche Financial Services. As a result of the default conditions, Deutsche demanded payment of certain balances and refused to approve financing of new units ordered from the manufacturers. The company was unable to meet Deutsche's demands and operations at the Knoxville dealership were discontinued as of August 30, 2001. Deutsche has taken possession of the assets pledged as collateral under the agreement.

  Effective September 30, 2001, iRV, Inc. sold its subsidiary, iRV-Knoxville, Inc. for proceeds of $1. At the effective date, the liabilities of iRV-Knoxville, Inc. exceeded its assets by approximately $235,000 resulting in a gain on the sale. The subsidiary was de-consolidated effective September 30, 2001 and all intercompany balances were written off.

  EARNINGS PER SHARE

Basic income or loss per share (Basic EPS) represents the net income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted income or loss per share (Diluted EPS) reflects the potential dilution that could occur if derivative instruments to issue common stock (e.g. options, warrants, or convertible debt) were exercised or converted into common stock. After conversion or exercise, such instruments would share in the income or loss of the entity.

The Company's operating history of losses has resulted in an average market price per common share that is lower than the conversion or exercise prices on the existing convertible preferred stock, stock options, stock warrants, and convertible promissory notes. Under these conditions, we assume that these derivative instruments will not be exercised or converted.

Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three months or six months ended September 30, 2001 and 2000, as the impact of the potential common shares would be anti-dilutive. Therefore, Diluted EPS equals Basic EPS for those periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in the recreational vehicle industry. Effective August 30, 2001, we closed the retail dealership located in Knoxville, TN. Effective September 30, 2001, we sold the subsidiary that owned the dealership. This subsidiary has provided 100% of our revenue. Our other subsidiary, iRV.Com, operates a World Wide Web site that provides information to RV enthusiasts. We continue to operate the website, but it does not currently generate any revenue. We expect to continue our exploration of other opportunities, including possible mergers and acquisitions either within the RV industry or outside the industry. Any future activity is contingent upon obtaining the necessary financing.

Results of Operations - Three Months Ended September 30, 2001 Compared to the Three Months ended September 30, 2000

The comparison of operations between 2001 and 2000 is affected by the cessation of operations at iRV-Knoxville, Inc.

We recognized net income of $173,000 for the three months ended September 30, 2001 compared to a net loss of $(185,000) for the same period in 2000. In 2001, we recognized a $235,000 gain from the sale of our subsidiary, iRV-Knoxville, Inc. There was no similar gain in 2000. At the date of the sale, the subsidiary's liabilities exceed its asssets by approximately $235,000.

Without the sale of the subsidiary we would have reported a $(62,000) loss.

Income Tax

The company did not record any income tax expense for the period as it has a history of net losses and does not expect to report net income for the year. Furthermore, for federal and state income tax purposes, iRV has a net operating loss carryover (NOL). Subject to limitations and restrictions imposed under the Tax Reform Act of 1986, the NOL may be available to offset future taxable income, if any. Since it is uncertain whether iRV will ever realize the benefit of its NOL, no benefit has been recorded in these financial statements.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

Results of Operations - Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

The comparison of operations between 2001 and 2000 is affected by the cessation of operations at iRV-Knoxville, Inc.

We recognized net income of $142,000 for the six months ended September 30, 2001 compared to a net loss of ($778,000) for the same period in 2000. In 2001, we recognized a $235,000 gain from the sale of our subsidiary, iRV-Knoxville, Inc. There was no similar gain in 2000. At the date of sale, the subsidiary's liabilities exceeded its assets by approximately $235,000.00.

Without the sale, we would have reported a net loss of ($93,000) for 2001.

Income Tax

The company did not record any income tax expense for the period as it has a history of net losses and does not expect to report net income for the year. Furthermore, for federal and state income tax purposes, iRV has a net operating loss carryover (NOL). Subject to limitations and restrictions imposed under the Tax Reform Act of 1986, the NOL may be available to offset future taxable income, if any. Since it is uncertain whether iRV will ever realize the benefit of its NOL, no benefit has been recorded in these financial statements.

Inflation did not have a material impact on the Company's operation for the period.

Other then the foregoing, Management knows of no trends, demands or uncertainties that are reasonably likely to have a material impact on our results of operations.

Liquidity and Capital Resources

As previously disclosed, the Company has not been able to generate cash flow from operations in amounts requires to meet its capital needs. It has historically relied upon outside sources of debt and equity adequate to fund its operations. During the quarter ended September 30, 2001 the lender providing floor financing for our inventory demanded payment of certain amounts that were out of trust and in default. We determined that the Company could not meet the demand from its own resources. Consequently operations at the Knoxville dealership were discontinued and the lender repossessed the inventory.

Effective September 30, 2001 we sold 100% of the outstanding stock of iRV-Knoxville, Inc. for gross proceeds of $1. The purchaser has assumed responsibility for the assets and liabilities of iRV-Knoxville, Inc. and we de-consolidated the subsidiary as of September 30, 2001. The subsidiary's liabilities exceed its assets at September 30, 2001 and we recognized a gain on the sale of $235,000.

We continue to operate the Web site developed by our other subsidiary, iRV.Com. The web site does not generate revenue. Operating expenses have been reduced and are currently funded by the Company's stockholders. There is no obligation for the stockholders to continue their cash advances and they may discontinue them at any time.

The Company is currently seeking equity partners and merger candidates. There are no guarantees that we will be successful in these endeavors.

Other than the foregoing, Management knows of no trends, demands or uncertainties that are reasonably likely to have an impact on the Company's liquidity or capital resources.

Forward Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, availability and price of fuel, changes in interest rates, a general slowdown in the economy, and other factors which may disclosed throughout this Form 10-QSB or in the Company's Annual Report on Form 10-KSB. Any forecasts and projections in this report are "forward-looking statements" and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect only management's opinions. The Company' does not have an obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers should refer to and carefully review the information contained in future documents filed with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosures About Market Risk

Effective September 30, 2001 we disposed of substantially all of our financial instruments subject to market risk as a result of fluctuating interest rates. We operate in an industry whose outlook is generally dependent upon interest rates, consumer sentiment and overall economic conditions. Our decision to discontinue operations at our Knoxville dealership was substantially due to our inability to cure certain defaults under our floor financing agreements with Deutsche Financial Services.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

               None, except as previously disclosed.

Item 2(a).   Changes in Securities

                None, except as previously disclosed.

Item 3.       Defaults Upon Senior Securities

                None, except as previously disclosed.

Item 4.       Submission of Matters to a Vote of Security Holders

                None, except as previously disclosed.

Item 5.      Other Information

                None, except as previously disclosed.

Item 6.      Exhibits and Reports on Form 8-K

                Current Report on Form 8-K filed by the Company on September 14, 2001 containing Item 2: Disposition of Assets and Item 7: Pro-Forma Financial Information related to the discontinued operations of iRV-Knoxville, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                   iRV, INC.

Date: November 14, 2001                                          By: /s/ Clifford C. Thygesen
                                                                                        Clifford C. Thygesen
                                                                                       Interim President