Form 10QSB/A
period 2001-09-30
IRV INC
filed 2001-11-20
CIK 859747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

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



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
(in thousands, except share data)


	September 30,	March 31,
	2001	2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ -	$ 130
Accounts Receivable - related party	-	1
Accounts Receivable - other	-	30
Inventory	-	1,456
Total current assets	-	1,617

Property and equipment	-	152
Less accumulated depreciation	-	(69)
Net property and equipment	-	83
Other assets:
Investment in restricted common stock	7	7
	7	7
	$ 7	$ 1,707
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Floor financing payable	$ -	$ 1,276
Floor financing in default	-	296
Notes payable	-	114
Notes payable to affiliates	24	-
Accounts payable	76	173
Accounts payable to affiliates	136	107
Accrued liabilities	-	112
Total current liabilities	236	2,078

Commitments
Redeemable preferred stock, $.01 par value, 145,723 shares outstanding,
redemption amount $218,584, plus accrued dividends	224	224

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares authorized;
8,435,756 shares issued and outstanding	8	8
Additional paid-in capital	3,197	2,961
Accumulated deficit	(3,658)	(3,564)
	(453)	(595)
Total liabilities and stockholders' deficit	$ 7	$ 1,707


See accompanying notes

IRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months ended September 30, 2001 and 2000
(in thousands, except share data)
(Unaudited)


	Three Months Ended
	September 30,	September 30,
	2001	2000
Revenues:
Recreational Vehicle Sales	$ -	$ -
Cost of sales	-	-
Gross profit	-	-
Operating Expenses:
Sales and marketing	-	-
General and administrative	38	55
Depeciation and amortization	-	6
	38	61
Income (loss) from operations	(38)	(61)
0Other income (expense):
Interest expense	(9)	(13)
Stock issuance costs	-	(6)
	(9)	(19)
Income from continuing operations	(47)	(80)
Discontinued operations	(15)	(105)
Net income (loss)	$ (62)	$ (185)
Earnings (loss) per common share - basic and diluted:	$ (0.01)	$ (0.02)
Weighted average shares outstanding - basic and diluted	8,435,756	7,820,475


See accompanying notes.

IRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Six Months ended September 30, 2001 and 2000
(in thousands, except share data)
(Unaudited)


	Six Months Ended
	September 30,	September 30,
	2001	2000
Revenues:
Recreational Vehicle Sales	$ 0	$ 0
Cost of sales	0	0
Gross profit	0	0
Operating expenses:
Sales and marketing	0	0
General and administrative	64	318
Depeciation and amortization	0	12
	64	330
Income (loss) from operations	(64)	(330)
Other income (expense):
Interest expense	(9)	(21)
Stock issuance costs	-	(287)
	(9)	(308)
Income (loss) from continuing operations	(73)	(638)
Discontinued operations	(20)	(140)
Net income (loss)	$ (93)	$ (778)
Earnings (loss) per common share - basic and diluted:	$ (0.01)	$ (0.10)
Weighted average shares outstanding - basic and diluted	8,435,756	7,913,806


See accompanying notes.

IRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months ended September 30, 2001 and 2000
(in thousands)
(Unaudited)


	Six Months Ended
	September 30,	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (93)	$ (778)
Adjustments to reconcile net income to net cash used in operating activities:
Discontinued operations	15	140
Stock issuance costs	-	287
Net cash provided (used) by operating activities	(78)	(351)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flow impact of discontinued operations	(76)	60
Net cash provided (used) by investing activities	(76)	60
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing from related party	69	442
Payments to related parties	(45)	(45)
Net cash provided (used) by financing activities	24	397
Net increase (decrease) in cash	(130)	106
Cash at beginning of period	130	29
Cash at end of period	$ -	$ 135
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 59	$ 74


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

  Effective September 30, 2001, iRV, Inc. sold its subsidiary, iRV-Knoxville, Inc. for proceeds of $1. At the effective date, the liabilities of iRV-Knoxville, Inc. exceeded its assets by approximately $235,000 resulting in a credit to additional paid-in capital.  The subsidiary was de-consolidated effective September 30, 2001 and all intercompany balances were written off.

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

We recognized a net loss of $(62,000) for the three months ended September 30, 2001 compared to a net loss of $(185,000) for the same period in 2000.

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

We recognized a net loss of $(93000) for the six months ended September 30, 2001 compared to a net loss of ($778,000) for the same period in 2000.

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

Effective September 30, 2001 we sold 100% of the outstanding stock of iRV-Knoxville, Inc. for gross proceeds of $1. We de-consolidated the subsidiary as of September 30, 2001. The subsidiary's liabilities exceed its assets at September 30, 2001 and we recognized the differential as a credit to additional paid-in capital.

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

                                                                                   iRV, INC.
Date: November 20, 2001                                          By: /s/ Clifford C. Thygesen
                                                                                        Clifford C. Thygesen
                                                                                       Interim President