Form 10QSB
period 2001-12-31
IRV INC
filed 2002-02-19
CIK 859747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ] No [ ]

As of February 1, 2002, the Registrant had 14,147,903 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.       FINANCIAL INFORMATION

Item 1.         Financial Statements

The consolidated financial statements included herein have been prepared by iRV, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2001, and its results of operations for the three-month and nine-month periods ended December 31, 2001 and 2000 and its cash flows for the nine-month periods ended December 31, 2001 and 2000. The Company's balance sheet as of March 31, 2001 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

iRV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2001 and March 31, 2001
(in thousands, except share data)
	December 31	March 31,
	2001	2001
ASSETS	(unaudited)	_________
Current assets:
Cash and cash equivalents	$ -	$ 130
Accounts Receivable - related party	-	1
Accounts Receivable - other	-	30
Inventory	-	1,456
Total current assets	-	1,617
Property and equipment	-	152
Less accumulated depreciation	-	(69)
Net property and equipment	-	83
Other assets:
Investment in restricted common stock	7	7
	7	7
	$ 7	$ 1,707
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Floor financing payable	$ -	$ 1,276
Floor financing in default	-	296
Notes payable	-	114
Notes payable to affiliates	24	-
Accounts payable	33	173
Accounts payable to affiliates	-	107
Accrued liabilities	-	112
Total current liabilities	57	2,078
Commitments and contingencies
Redeemable preferred stock, $.01 par value, 0 shares and 145,723 shares
outstanding, redemption amount $218,584, plus accrued dividends	-	224
Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares authorized;
14,147,903 shares and 8,435,756 shares issued and outstanding	14	8
Additional paid-in capital	3,782	2,961
Accumulated deficit	(3,846)	(3,564)
	(50)	(595)
Total liabilities and stockholders' deficit	$ 7	$ 1,707

See accompanying notes

iRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months ended December 31, 2001 and 2000
(in thousands, except share data)
(Unaudited)
	Three Months Ended
	December 31
	2001	2000
Revenues:
Recreational Vehicle Sales	$ -	$ -
Cost of sales	-	-
Gross profit	-	-
Operating Expenses:
Sales and marketing	-	-
General and administrative	187	27
Depreciation and amortization	-	5
	187	32
Income (loss) from operations	(187)	(32)
Other income (expense):
Interest expense	-	(10)
	-	(10)
Income from continuing operations	(187)	(42)
Discontinued operations	-	(82)
Net income (loss)	$ (187)	$ (124)
Earnings (loss) per common share - basic and diluted:	$ (0.02)	$ (0.02)
Weighted average shares outstanding - basic and diluted	10,606,201	7,861,470

See accompanying notes.

iRV, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
for the Nine Months ended December 31, 2001 and 2000
(in thousands, except share data)
(Unaudited)

	Nine Months Ended
	December 31
	2001	2000
Revenues:
Recreational Vehicle Sales	$ -	$ -
Cost of sales	-	-
Gross profit	-	-
Operating expenses:
Sales and marketing	-	-
General and administrative	251	345
Depreciation and amortization	-	17
	251	362
Income (loss) from operations	(251)	(362)
Other income (expense):
Interest expense	(9)	(31)
Stock issuance costs	-	(287)
	(9)	(318)
Income (loss) from continuing operations	(260)	(680)
Discontinued operations	(21)	(222)
Net income (loss)	$ (281)	$ (902)
Earnings (loss) per common share - basic and diluted:	$ (0.03)	$ (0.11)
Weighted average shares outstanding - basic and diluted	9,159,238	7,896,361

See accompanying notes.

iRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months ended December 31, 2001 and 2000
(in thousands)
(Unaudited)
	Nine Months Ended
	December 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (281)	$ (902)
Adjustments to reconcile net income to net cash used in operating activities:
Discontinued operations	21	222
Settlement costs	182
Stock issuance costs	-	287
Net cash provided (used) by operating activities	(78)	(393)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash flow impact of discontinued operations	(76)	(28)
Net cash provided (used) by investing activities	(76)	(28)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related parties	69	444
Loan payments to related parties	(45)	(50)
Net cash provided (used) by financing activities	24	394
Net increase (decrease) in cash	(130)	(27)
Cash at beginning of period	130	29
Cash at end of period	$ -	$ 2
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 59	$ 42

See accompanying notes.

iRV, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED STATEMENTS

1.      ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the three months and nine months ended December 31, 2001 and 2000 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

During the three months and nine months ended December 31, 2001 and 2000, the consolidated financial statements of the Company included the accounts of the following wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
iRV.com, Inc., develops and maintains an internet web site that provides information about RVing, RV manufacturers, and links to many other useful RV related web sites.
iRV - Knoxville, Inc., operated a recreational vehicle dealership in Knoxville, TN. It was sold during the quarter (see Note 3).

2.      MERGER WITH SCARAB SYSTEMS

The Company has signed a letter of intent to merge with Scarab Systems, Inc. The merger is subject to customary terms and conditions including the drafting of definitive documents and completion of due diligence. It is also subject to the successful completion of a $400,000 private placement by Scarab Systems. The merger is expected to close within the next three months.

3.      DISCONTINUED OPERATIONS AND SALE OF iRV - KNOXVILLE, INC.

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

Effective September 30, 2001, iRV, Inc. sold its subsidiary, iRV-Knoxville, Inc. for proceeds of $1. At the effective date, the liabilities of iRV-Knoxville, Inc. exceeded its assets by approximately $235,000 resulting in a credit to additional paid in capital. The subsidiary was de-consolidated effective September 30, 2001 and all intercompany balances were written off.

Both the parent company and a shareholder had guaranteed certain amounts owed to Deutsche. During the quarter ended December 31, 2001 Deutsche enforced its claims under the shareholder guarantee. The parent company agreed to reimburse the shareholder in the form of a note payable with principal balance of $180,000. Accordingly, the parent company has recorded settlement costs in the amount of $180,000in the third fiscal quarter.

4.      EARNINGS PER SHARE

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

Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three months or nine months ended December 31, 2001 and 2000, as the impact of the potential common shares would be anti-dilutive. Therefore, Diluted EPS equals Basic EPS for those periods.

5.      STOCKHOLDER'S EQUITY AND SETTLEMENT AGREEMENTS

During the quarter ended December 31, 2001, the Company issued 5,712,147 shares of common stock pursuant to various debt conversions and settlement agreements. All of the issued and outstanding preferred shares (totaling 145,723 shares) were converted into 1,577,147 shares of common stock. Notes payables with an aggregate principal balance of $180,000 were converted into 2,250,000 shares of common stock. Certain accounts payable and accrued claims aggregating $190,000 were converted into 1,885,000 shares of common stock.

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

Results of Operations - Three Months Ended December 31, 2001 Compared to the Three Months ended December 30, 2000

The comparison of operations between 2001 and 2000 is affected by the cessation of operations at iRV-Knoxville, Inc.

We recognized a net loss of $(187,000) for the three months ended December 31, 2001 compared to a net loss of $(124,000) for the same period in 2000. In 2001 substantially all of the loss was the result of settlement costs incurred by the Company in conjunction with the closure of the retail RV dealership. Most of the loss in 2000 was the result of dealership operations.

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

Results of Operations - Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

The comparison of operations between 2001 and 2000 is affected by the cessation of operations at iRV-Knoxville, Inc.

We recognized a net loss of $(281,000) for the nine months ended December 31, 2001 compared to a net loss of ($902,000) for the same period in 2000. In 2001, substantially all of the loss was the result of settlement costs incurred by the Company in conjunction with the closure of the retail RV dealership. In 2000, approximately $222,000 related to operations of the dealership. The remainder related primarily to stock issuance costs and professional fees incurred for legal, accounting and website development activities.

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

Effective September 30, 2001 we sold 100% of the outstanding stock of iRV-Knoxville, Inc. for gross proceeds of $1. We de-consolidated the subsidiary as of September 30, 2001. The subsidiary's liabilities exceed its assets at September 30, 2001 and we recognized the differential as a credit to additional paid in capital.

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
iRV, INC.
Date: February 19, 2002	By: /s/ Clifford C. Thygesen Clifford C. Thygesen Interim President