Form 10KSB
period 2002-03-31
IRV INC
filed 2002-07-15
CIK 859747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2002

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

5455 Spine Road, Mezz. East, Boulder, Colorado 80301
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (303) 527-2903

     6560 Gunpark Drive, Suite E, Boulder, CO 80301
 (Former Name or Address if Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for the fiscal year ended March 31, 2002 were $1,719,000; however, revenue generating operations were discontinued on August 31, 2001. As of June 27, 2002, the aggregate market value of the Common Stock of the Issuer, based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was approximately $409,000. As of June 27, 2002, 14,147,903 shares of Common Stock of the Issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following: PART IV - EXHIBITS

FORWARD LOOKING STATEMENTS

       Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the Company's pending acquisition, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

Recent Developments

       iRV, Inc. (the "Company") operated in the recreational vehicle ("RV") industry. It's two operating subsidiaries, iRV Dealerships, Inc. and iRV. Com, Inc., were not successful and each of them has ceased operations. Since August 2001, the Company has actively sought acquisition candidates.

       In March 2002, the Company signed a definitive agreement to acquire Scarab Systems, Inc., a Nevada corporation. If completed, the acquisition would be treated as a reverse merger and would result in a change in control. Completion of the acquisition is contingent upon various factors and is subject to customary terms and conditions.

       The Company currently has no facilities and no employees. Its administrative affairs are conducted under a management contract with Gunpark Management LLC. Its address is 5455 Spine Road, Mezz East, Boulder, Colorado 80301. Its telephone number is (303) 527-2903. Gunpark Management, LLC owns 400,000 shares of iRV, Inc. common stock.

Spin-Off

       As part of its definitive agreement to acquire Scarab Systems, Inc., iRV, Inc. formed a new wholly-owned subsidiary, Real Asset Management, Ltd. ("RAM"). The purpose of forming RAM was to transfer all of iRV's assets and liabilities to a new subsidiary, which would then be spun-off to iRV's shareholders, pro rata.

       As part of that strategy, iRV's two other subsidiaries, iRV.com, Inc. and iRV Dealerships, Inc., were both transferred to RAM together with all of iRV's obligations and liabilities, which obligations and liabilities iRV assumed and agreed to pay. iRV then declared a dividend of all of its shares of RAM. The record date for the spin-off distribution of its interest in RAM was June 25, 2002. When paid, the spin-off dividend will result in the distribution of one share of RAM for every 10 shares of iRV, Inc. owned by iRV's shareholders as of the record date. Payment of the spin-off dividend is contingent upon the filing of a registration statement with the Securities and Exchange Commission and the Commission's declaring that registration statement effective. We expect the registration of the spin-off to be completed within four to six months of the date of this report.

Background

       iRV, Inc. was a privately owned Colorado corporation that was formed in July 1999. iRV, Inc. completed a $600,000 private placement in November 1999. iRV, Inc. was initially formed in order to capitalize on the new economy's synergy between the Internet and traditional brick and mortar companies in an industry that had been slow to incorporate the Internet into many facets of its business. iRV, Inc. engaged in developing an Internet Web site for RV enthusiasts. It subsequently embarked upon a plan to acquire RV dealerships throughout the nation.

       Effective February 1, 2000, iRV, Inc. completed a merger with Southshore Corporation. The shareholders of iRV, Inc. received one (1) share of the common stock of Southshore Corporation for each share of iRV, Inc. common stock owned. The number of outstanding shares of Southshore Corporation increased from 2,610,470 to 8,110,470. The 5,100,000 shares of Southshore Corporation's stock issued to the former shareholders of iRV, Inc. represented, immediately after their issuance, 62.9% of the total issued and outstanding shares of Southshore Corporation's common stock. The Company accounted for this transaction as though it was a re-capitalization of the Company and a sale of shares in exchange for the net assets of Southshore Corporation.

iRV.com, Inc.

       iRV.com, Inc. developed and launched a Web site for RV enthusiasts at www.irv.com. The Web site went live in February 2000. The initial phase of the Web site allowed consumers to purchase RVs from dealers across the nation and provided information on the RV industry. The Web site was not successful and did not generate any revenue for iRV, Inc.

iRV Dealerships, Inc.

       iRV Dealerships, Inc., through a wholly owned subsidiary, iRV - Knoxville, Inc., acquired and operated an RV dealership in Knoxville, TN located near the intersection of I-40 & I-75.

       iRV-Knoxville, Inc. was in default under the terms of its floor financing agreement with Deutsche Financial Services. As a result of the default conditions, Deutsche demanded payment of certain balances and refused to approve financing of new units ordered from the manufacturers. The Company was unable to meet Deutsche's demands and operations at the Knoxville dealership were discontinued as of August 30, 2001.

       On September 30, 2001 iRV-Knoxville, Inc. was sold to a third party. No gain or loss was recognized on the sale.

       The following discussion describes the Plan of Operations that we have pursued to identify a new merger or acquisition candidate following the cessation of our RV-related businesses.  If we consummate our acquisition of Scarab Systems, Inc., this Plan or Operations will be rendered moot.  However, we cannot be sure that our efforts to complete the acquisition of Scarab Systems, Inc. will be successful.

Plan of Operations

       We believe the Company can offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The target company will, however, incur significant post-merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for the Company's common stock, ownership in a "publicly-traded" as opposed to a "privately-held" company. We also believe target company shareholders may benefit in obtaining a greater ownership percentage in the Company remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

       We expect to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. We do not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. We have not identified any particular area of interest within which we will concentrate our efforts.

       We contemplate that we will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. We have not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, we may identify a target company, which is generating losses, which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of our common stock.

       It should be noted, however, that the Company's independent accountants audit report for the fiscal year ended March 31, 2002 contains a qualification and explanatory language that due to the Company's recurring losses from operations and net capital deficiency, substantial doubts exist about its ability to continue as a going concern.

Plan of Acquisition

       We intend to follow a systematic approach to identify its most suitable acquisition candidates. In the past, our officers and directors have not used consultants in an effort to identify potential target companies, although it is possible that such consultants may be used in the future. To date, there have been no discussions with and there exists no agreements or understandings with any particular consultant to provide such services for the Company. If a finder or consultant is engaged, of which there can be no assurance, we will make an effort to limit the scope and duration of the services to be performed by such consultant so as to minimize any costs associated with such services

       As a reporting Company under Section 13 of the Exchange Act, we will be required to prepare and file an annual report on Form 10-KSB containing audited financial statements certified by an independent public accountant. In addition, we will be required to file Quarterly Reports on 10-QSB for the first, second and third interim periods which include unaudited financial statements for the quarter and year to date. In addition to the Quarterly and Annual Reports, extraordinary events outside of the ordinary course of business must be reported on Form 8-K, such as a change of control, a material acquisition or disposition of assets, changes in accountants and the like. Under certain circumstances, an acquisition of significant assets or a significant subsidiary will require the preparation of additional audited financial statements for the acquired business as well as pro forma financial information. Officers, directors and ten-percent shareholders of the Company will also be subject to the beneficial ownership reporting requirements and short swing trading restrictions contained in Section 16 of the Exchange Act. All of the foregoing reporting requirements, and the associated costs of complying with such requirements, could limit the pool of potential acquisition or merger candidates.

       While we will make every effort to fully comply with its reporting obligations under the Exchange Act, should such obligations be suspended for any reason in the future, we would intend to continue to voluntarily file periodic reports.

       First, we intend to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations, personal contacts of the Company's affiliates, or by virtue of very limited advertising campaigns the Company may conduct. As is customary in the industry, we may pay a fee to a non-affiliate for locating a merger or acquisition candidate. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with industry standards. After preliminary candidates are identified, we will then apply certain of its broad criteria to the prospects. Essentially, this will entail a determination by us as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, we will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospects' businesses. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For example, at this stage, we may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, we will review the prospect's audited financial statements. Nevertheless, we anticipate this evaluation will provide a broad overview of the business of the Target Company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

       Assuming we are able to complete the preliminary evaluation process and select a limited number of companies for further study, of which there can be no assurance, we may enter into preliminary negotiations with target company management in order to obtain detailed financial and operational information. Following our receipt of such information, we will conduct an in-depth analysis of five major areas of concern with respect to the Target Company as follows:

       1.     Managerial and Financial Stability. We will review audited financial statements of the target company, to the extent available, and will also research the background of each director and member of management of the target company in order to discern whether the stability of the Company is such that further negotiations are warranted.

       2.     Industry Status. We will research the potential of the Target Company's industry. The concern here is whether the industry is in a growth, stagnant or declining stage.

       3.     Production of Product. If the target company is a manufacturer, we will review whether it has the necessary resources or access to the necessary resources and supplies to produce a quality product in a timely manner.

       4.     Acceptance and Potential of Product. We will review the acceptance of the Target Company's product in the market place and assess the competition. We will also review whether or not the product is realistic: is there potential for the product to be workable and to fulfill its intended purpose.

       5.     Development of Target Company. We will review the target company's stage of development (examples: start-up stage, established company, etc.).

       The foregoing is an outline of the areas of concern which most often arise and merit careful scrutiny by management. Because of the possible varieties of target companies, which may come to our attention, additional factors will most likely be considered in any given analysis. Also, the procedures used in such a review are expected to vary depending upon the Target Company being analyzed. We may select a target company for further negotiations even though the target may not receive a favorable evaluation as to some of the five areas of concern.

       We expect to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shares in the Target Company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. Assets of a merger or acquisition candidate would be valued at historical cost for transactional purposes. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

       The final stage of any merger or acquisition to be effected by us will require us to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. We may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, we anticipate that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If we are unable to complete the merger or acquisition for any reason, our capital may be substantially depleted if legal fees and accounting costs have been incurred. We intend to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

       We anticipate that it may be necessary to raise additional funds within the next 12 months to meet expenditures required for operations. There are no current plans or commitments in this regard, and there can be no assurance that we will be able to raise the funds necessary to continue its limited operations.

       It is possible that acquisition targets are seeking a business combination with the Company as part of its efforts to raise additional capital. We do not intend to raise capital, either through the public or private sale of equity or debt securities to enable it to provide bridge capital to any potential acquisition candidate. Nor do we intend to borrow any funds or use any proceeds of any equity or debt offering to make payments to any of our management, promoters, or their respective affiliates or associates.

Role of Management in Acquisition Process

       The consummation of any acquisition will likely result in a change in control of the Company, pursuant to which the officers, directors and principal shareholders of the acquired company will be issued sufficient numbers of shares of our common stock to exercise voting control immediately following the acquisition. In addition, the transaction may involve the sale by the Company's current principal shareholders of all or a portion of their beneficial ownership of the Company's common stock to the control persons of the acquired company. Such sale would be upon terms privately negotiated between the principals of the acquired company and our principal shareholders. Our shareholders will, in all likelihood, not be provided with information, including financial statements, of a business to be acquired or be afforded an opportunity to approve or consent to any stock buy-out transaction involving our principal shareholders. Moreover, the other shareholders of the Company will in all likelihood not be offered an opportunity to sell their shares of the Company's common stock on the same or similar terms and conditions. We have not adopted and do not plan to adopt in the future any policy which would restrict, limit or prohibit management or the Company's principal shareholders from negotiating a buy-out of their stock in connection with an acquisition transaction.

Competition

       We will remain an insignificant participant among the firms, which engage in mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with numerous other small, blank check, public companies.

Regulation and Taxation

       We could be subject to regulation under the Investment Company Act of 1940 in the event the Company obtains and continues to hold a minority interest in a number of entities. Our plan of operation is based upon our obtaining a controlling interest in any merger or acquisition target company and, accordingly, we may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

       We could also be required to register under the Investment Company Act of 1940 in the event we come within the definition of an Investment Company contained in that Act due to its assets consisting principally of shares held in a number of other companies. We intend to seek at most one or two mergers or acquisitions, which transactions management believes will not result in our being deemed an "investment company" since its interests will be in majority or wholly owned subsidiaries which themselves will not be investment companies.

       Any securities which we acquire in exchange for its common stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If we elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(1) of the 1933 Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale if various restrictions pertaining to such a sale are complied with. Although our plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, we would be required to comply with the provisions of the 1933 Act.

       As a condition to any merger or acquisition, it is possible that the target company management may request registration of our common stock to be received by target company shareholders. In such event, we could incur registration costs, and we intend to require the Target Company to bear most, if not all, of the cost of any such registration. If we do contribute toward the cost of such registration, its maximum contribution will be limited to the extent that we have assets available for such contribution. Alternatively, we may issue "restricted securities" to any prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

       We intend to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

Employees and Consultants

       The Company's interim president is Clifford C. Thygesen.

       There are no employees. We have a management agreement with Gunpark Management LLC, which provides certain management, accounting, clerical and administrative functions for an hourly fee. Gunpark Management, LLC is controlled by Messrs. Thygesen and Jennings, each of shom owns a 50% members' interest.  Gunpark Management, LLC owns 400,000 shares of iRV, Inc. common stock, which it received for services rendered during fiscal 2002.

Intellectual Property

       The Company owns the registered domain name www.iRV.com. The Company does not claim any other intellectual property protection to any of its assets and does not believe that its intellectual property is material to its operations.

ITEM 2.        DESCRIPTION OF PROPERTY

       Office space for the Company's corporate offices is provided under its management agreement with Gunpark Management, LLC.

ITEM 3.        LEGAL PROCEEDINGS

       We are not presently a party to any legal proceedings. However, we are in default under several agreements and are generally unable to make payment to our creditors. Some creditors have commenced collection proceedings that may evolve into legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company did not submit any matters to a vote of its securities holders during the fourth quarter ended March 31, 2002.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The outstanding shares of the Company's Common Stock are traded over-the-counter on an electronic bulletin board under the symbol "IRVV". The Company's transfer agent is Computershare Investor Services, located at 350 Indiana Street, Suite 800, Golden, Colorado, 80401.

       The following table summarizes the reported high and low bid and ask prices for the Company's Common Stock for the period April 1, 2000 through June 30, 2002. Since the quotations do not include commissions or the amounts that a dealer may mark-up or markdown the stock in a particular transaction, quotations may not accurately reflect the actual transactions that were completed during the fiscal period.
2001 Fiscal Year	High	Low
First Quarter	$1.125	$0.88
Second Quarter	$0.375	$0.3125
Third Quarter	$0.125	$0.125
Fourth Quarter	$0.15	$0.125
2002 Fiscal Year	High	Low
First Quarter	$0.156	$0.09
Second Quarter	$0.15	$0.07
Third Quarter	$0.37	$0.05
Fourth Quarter	$0.64	$0.16
2003 Fiscal Year	High	Low
First Quarter	$0.17	$0.06

       As of March 31, 2002, there were 147 record owners of the Company's common stock. Approximately 2,900,000 shares were held in the name of Cede & Co., an institution that holds stock for a large number of beneficial owners. We estimate the number of beneficial owners to exceed 500 stockholders.

Dividend Policy

       The Company's Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in its sole discretion; however, to date no dividends have been paid on common stock and the Company does not anticipate the payment of dividends in the foreseeable future.

       We declared a dividend of all of our shares of RAM to be distributed to our shareholders of record as of June 25, 2002.  Payment of the dividend is subject to a registration statement being declared effective by the SEC.
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources

       The Company has incurred losses since commencing operations and as of March 31, 2002, had an accumulated deficit of ($3,888,000). We ceased operations at the Knoxville dealership on August 30, 2001. We currently do not generate any revenue, yet we continue to incur expenses. Most of the current expenses relate to reporting obligations to shareholders and regulatory agencies. We also incur expenses in relation to acquisition activities. These expenses have been funded by shareholders who are under no obligation to continue such funding. Because of this uncertainty, our independent auditor qualified his report with regard to a substantial uncertainty about our ability to continue as a going concern.

       As previously disclosed, the Company has not been able to generate cash flow from operations in amounts required to meet its capital needs. It has historically relied upon outside sources of debt and equity to fund operations. During the quarter ended September 30, 2002 the lender providing floor financing for our inventory demanded payment of certain amounts that were out of trust and in default. We determined that the Company could not meet the demand from its resources. Consequently, operations at the Knoxville dealership were discontinued and the lender repossessed the inventory.

       Effective September 30, 2001 we sold 100% of the outstanding stock of iRV-Knoxville, Inc. for gross proceeds of $1. We de-consolidated the subsidiary as of September 30, 2001. The subsidiary's liabilities exceed its assets at September 30, 2001 and we recognized the differential as a credit to additional paid in capital.

       Management felt the best course of action for the Company would be to seek a merger outside the RV Industry. In December 2001, the Company signed a letter of Intent to acquire Scarab Systems, Inc. and then signed the definitive acquisition agreement on March 27, 2002. The agreement has contingencies requiring an audit and the funding of a private placement. The acquisition is expected to close in Fiscal Year 2003.

Results of Operations - Overview

       The Company was initially founded to take advantage of the synergy between the Internet, as a new and more efficient method of selling RVs, and the traditional method of selling RVs at brick and mortar dealerships. We initially focused on the development of our Web site. However, the Internet environment was harsh to our business and we were unable to generate revenues from this endeavor. In 2000, we undertook the acquisition of traditional RV dealerships and we adjusted our focus to concentrate on the development of our RV dealership in Knoxville, TN.

       We derived all of our revenues from the sale, service, storage, and rental of RVs and their associated parts and warranties. Our RV inventory was financed by Deutsche Financial Services, at 1% above the prime rate for new units and 2% above prime rate for used units.

       Our cost of sales consisted primarily of the purchase cost of the RVs that we sell. It also includes sales commissions and other variable costs associates with sales and service of RVs. The average gross margin percent achieved by our dealership ranged between 15% and 20%. This gross margin percent did not provide sufficient cash flow to fund our operating expenses.

       Our operating expenses included all other costs incurred at the dealership, plus costs incurred in connection with the Web site, plus general corporate costs. Certain costs are incurred solely by virtue of our status as a public company and include various reporting requirements to shareholders and regulatory anthorities.

Results of Operations - Year Ended March 31, 2002 Compared to the Year Ended March 31, 2001

       The comparison of operations between Fiscal Years 2002 and 2001 is affected by the cessation of operations at iRV-Knoxville, Inc. Fiscal Year 2001 included operations for a full year while Fiscal Year 2002 included dealership operations for only five months.

       Revenues. Total sales revenues for fiscal 2002 were $1,719,000 versus $3,810,000 for fiscal 2001, a decrease of 60%.

       Cost of Revenues. Cost of RV sales and services for Fiscal 2002 were $1,353,000 or 79% of Sales versus $3,160,000, or 83% of Sales from Fiscal 2001. The gross margin improvement was not sufficient to continue operations.

       Operating Expenses. Total operating expenses in fiscal 2002 were $645,000 versus $1,796,000 in fiscal 2001, a reduction of $1,151,000. Most of this difference was due to the reduction in the number of operating months, from 12-months to 5-months, as a result of shutting down operations. The following specific costs were reduced:
1.

Settlement and Stock Compensation Costs. Settlement costs in Fiscal 2002 were $181,000 versus $345,000 in Fiscal 2001. As previously disclosed, the Company had been in default under the terms of its floor financing agreement with Deutsche Financial Services. The Company was unable to meet Deutsche's demands and operations at the Knoxville facility were discontinued. The Rockies Fund, a shareholder and the Company's primary source of additional capital funding, had provided a $100,000 Letter of Credit in favor of Deutsche. The Letter of Credit was required by Deutsche as a condition of providing the inventory floor financing agreement to us. In addition, Deutsche required the Rockies Fund to guarantee all of our obligations to Deutsche. Deutsche enforced its claim under the shareholder's guarantee. We agreed to reimburse the shareholder in the form of a note payable with a principal balance of $180,000. We recorded settlement costs in the amount of $180,000. Subsequently that note was converted into 2,250,000 shares of common stock.

2.

General and Administrative Costs: General and administrative costs decreased from $693,000 in Fiscal Year 2001 to $352,000 in Fiscal Year 2002 because we ceased operations. The primary components of the decrease were salaries and benefits ($250,000), accounting costs ($42,000), and insurance ($36,000).

3.	Sales and Marketing Costs: Sales and marketing costs decreased from $203,000 to $23,000 as we terminated all advertising efforts after five months.

       Other Income (Expense). Interest expense decreased from $179,000 to $61,000 because our financing agreement with Deutsche Financial Services was terminated in September 2001.

       Net Loss. The Company's net loss for Fiscal Year 2002 was $323,000 or $0.03 per share versus a net loss of $1,389,000 or $0.16 per share in Fiscal Year 2001. This difference reflects our cessation of operations and a 22% increase in weighted average shares outstanding.

Results of Operations - Year Ended March 31, 2001 Compared to the Year Ended March 31, 2000

       The Fiscal Year ended March 31, 2001 was our first full year of operation. The prior period, ending March 31, 2000 did not represent a 12-month reporting period.

       Revenues. Sales for the Fiscal Year 2001 were $3,810,000. The majority of these sales were directly related to the sales of RVs. Approximately 25% of these sales were related to the sales of previously owned RVs. No customer accounted for more than 10% of our revenues.

       Expenses. Cost of sales and service were $3,160,000. The majority of this cost was related to the purchase of RVs and the commission paid to the sales associates.

       Operating Expenses. Total operating expenses for the year were $1,796,000. The significant components of operating expenses were:

       Stock Compensation Expense. Stock compensation expense was $345,000. This was in relation to multiple transactions.

1.

In May 2000, the Company and its former president reached a separation agreement and stock issuance expenses in the amount of $273,000 were recorded. The former president was issued 50,000 shares of restricted common stock and a stock expense of $56,000 was recorded, a shareholder arranged for the issuance of 100,000 shares of freely trading common stock to be issued to the former president and an expense of $112,000 was recorded, and the shareholder was issued 140,000 shares of restricted common stock for arranging the stock transfer and a stock expense of $105,000 was recorded.

2.	In June 2000 the general manager of the dealership was granted 10,000 shares of restricted stock and a stock expense was recorded in the amount of $7,500.
3.

In September 2000, we issued 30,000 shares of restricted stock to one of the former owners of the dealership that previously operated at our Knoxville location. We issued stock options to the other two previous owners. Each received 10,000 options at an exercise price of $1.00. A stock compensation expense in the amount of $6,000 was recorded.

4.

In December 2000 a stock expense in the amount of $55,000 was recorded when creditors converted debt that totaled $557,000 plus its associated accrued interest in the amount of $32,000, into 145,723 shares of Class A Convertible Preferred Stock. The preferred stock is convertible into 1,457,230 shares of iRV, Inc. common stock. The stated value of each share of preferred stock is $1.50 while the par value is $.01. The Rockies Fund converted $426,803 plus its associated interested into 100,000 shares of Preferred Stock, Nanette Goldberg converted $100,000 plus interest into 23,888 shares of Preferred Stock, Marco Foods converted its debt into 635 shares of Preferred Stock, and Clifford L. Neuman converted $30,000 plus interest into 21,200 shares of Class A Preferred Stock. Mr. Neuman subsequently sold his Preferred Stock in a private transaction.

5.	In January 2001 the Company's legal counsel converted $71,000 of unpaid legal fees, into 595,286 shares of restricted stock. A stock expense of $3,000 was recorded.

       Consulting. Consulting expenses consisted of payments to multiple outside consultants including to assist with the severance package negotiations between the Company and its former president and potential acquisitions.

       Travel and Entertainment. Travel and entertainment expense consisted of travel to potential acquisitions, costs associated with employee relocation, costs associated with travel for the dealership's general manger between the dealership and his residence, and travel to annual trade shows.

       Sales and Marketing. In order to increase its customer base the dealership used different methods of marketing including newspaper, direct mail, radio, and the dealership has an annual contract for a large billboard above the dealership on the Interstate highway. In addition the dealership participated in multiple off-premise events including a major trade show in January.

       Rent. This expense includes rent for the dealership's sales and service locations, the sales' offices located at the dealership, temporary housing for employees, and rent associated with the corporate offices. Included in total expense of $147,000 was a $44,000 non-cash item attributed to office space donated to us. One of our stockholders allows us to share office space on a rent-free basis. For financial statement purposes, we determined that the fair market value of this rent was $44,000, which we recorded as an expense and as an additional contribution to paid in capital.

       Impairment of intangibles. We wrote down the carrying value of the goodwill, which was recorded in the acquisition of Coach & Campers of Knoxville and the carrying value of the domain names that were purchased in the prior fiscal year. We determined that the continuing losses from operations, the default conditions with our primary lending source, and our inability to pay our creditors in the ordinary course of business, indicated that there is substantial doubt about our ability to continue in existence as a going concern. Accordingly, we felt that an impairment of these assets had occurred.

Income Taxes

       The Company has incurred net operating losses from August 1, 1999 (inception) through March 31, 2002. For tax purposes, the Company has the ability to carry-forward its net operating losses ("NOL") and offset them against future taxable income, if any. The NOL carry-forwards of tax operating losses approximate $1,800,000.

       Utilization of NOL carry-forwards is subject to limitations imposed by the Tax Reform Act of 1986 (Tax Act"). The carry-forward period is limited to 15 years. Any carry-forwards not used within 15 years would expire. The Company's carry-forwards would expire primarily in the years 2015 and 2016. Additionally, the Tax Act limits the utilization of NOL carry-forwards in the years following a change in ownership that exceeds 50% over a three-year period. The Company's merger with Southshore in 2000 and the contemplated acquisition of Scarab in 2002 may limit the future benefit of the NOL. It is possible that the Company's utilization of its NOL carry-forward may be reduced or eliminated.

       The NOL carry-forward creates a deferred tax asset in the approximate amount of $618,000. Based upon statutory limitations and expiration dates, the ultimate realization of the NOL carry-forward is uncertain. Accordingly, the Company has established a valuation allowance equal to 100% of the future potential benefit.

Quantitative and Qualitative Disclosures about Market Risk

       Effective September 30, 2001, we disposed of substantially all of our financial instruments subject to market risk as a result of fluctuating interest rates. We operate in an industry whose outlook is generally dependent upon interest rates, consumer sentiments and overall economic conditions. Our decision to discontinue operations at our Knoxville dealership was substantially due to our inability to cure certain defaults under our floor financing agreement with Deutsche Financial Services.

Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", effective for all business combinations initiated after June 30, 2001. The statement requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and existing intangible assets and goodwill be evaluated for those new separation requirements. We do not expect adoption of this Statement to have a material impact on our consolidated financial position or results of operations.

       The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and certain intangible assets will no longer be amortized, but will be subject to an annual impairment test. We will adopt this Statement effective April 1, 2002. We currently have no goodwill on our financial statements and adoption of this new Statement will not have a material impact. Should we be successful in acquiring new businesses this new Statement is expected to materially change the way we account for future acquisitions.

       In June 2001, the FSAB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entitles to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. We will adopt the Statement on April 1, 2002. Although we are assessing the impact, we do not expect adoption of this Statement to have a material impact on our consolidated financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. We will adopt this Statement on April 1, 2002. Although we are assessing the impact, we do not expect this Statement to have a material impact on our consolidated financial position or results of operations.

Forward Looking Statements and Risk Factors

       In addition to historical information, this Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements reflect our current views with respect to future events and financial performance. The words "believe," "project," "anticipates," "estimates," "expects," "most likely," "intends" and similar expressions identify forward looking statements.

       Any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, competitive pressures, changing economic conditions, fluctuation in interest rates, the success of the Company's efforts in identifying and completing a merger, and other items that we discusses in this document. Though we have attempted to list the factors we believe to be important to our business, other factors may prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

       Investors are further cautioned not to place undue reliance on any forward looking statements, as they speak only of our view as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Investors should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

       If we choose to finance future acquisitions in whole or in part through the issuance of common stock or debt instruments convertible into our common stock, our existing shareholders could experience dilution and our earnings per share could also be impacted by the issuance of additional shares of capital stock in connection with those acquisitions. The acquisition agreement with Scarab Systems, Inc. contemplates an additional issuance of 86,500,000 shares of common stock and a change in control.

       The price of our common stock may be highly volatile for several reasons. First, the public owns a limited number of shares of our stock. This may affect trading patterns, which generally occur when a greater number of shares are traded. Second, the quarterly variations in our operating results, as discussed above, may result in the increase or decrease of our stock price. Third, independent parties may release information regarding pending legislation, analysts' estimates or general economic or market conditions that affect the price of our stock. Also, the demand and the market performance of small capitalization stocks may affect our stock price. Any of these situations may have a significant effect on the price of our common stock or our ability to raise additional equity.

ITEM 7.        FINANCIAL STATEMENTS

       The following financial statements are filed as part of this report beginning on page F-1:
1.	Report of Independent Auditors
2.	Consolidated Balance Sheet as of March 31, 2002
3.	Consolidated Statements of Operations for the Years Ended March 31, 2002 and 2001
4.	Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2002 and 2001
5.	Consolidated Statements of Cash Flows for the Years Ended March 31, 2002 and 2001
6.	Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
IRV, Inc. and Subsidiaries

       I have audited the accompanying consolidated balance sheets of iRV, Inc. as of March 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iRV, Inc. as of March 31, 2002, and the results of their operations and their cash flows for the years end March 31, 2002 and 2001 in conformity with generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that iRV, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred continuing losses from operations in the amount of $3,888,000 from inception through March 31, 2002, and has ceased operations of its recreational vehicle dealership. The Company has disposed of its operating assets and is currently seeking merger candidates. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Gerald R. Hendricks & Company, P.C.
July 10, 2002
Westminster, Colorado

IRV, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of March 31, 2002

March 31,
2002

ASSETS
Current assets:
Cash and cash equivalents	$ -
Trade receivables	-
Inventory	-
Total current assets	-

Property and equipment:	-

Other assets:
Intangible assets, net of accumulated amortization and impairment
allowances of $60,000	-
Investment in restricted common stock	-

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 61,000
Accounts payable, related parties	26,000
Bank overdraft	3,000
Floor financing payable	-
Notes payable	-
Accrued liabilities	-
Total current liabilities	90,000

Commitments and contingencies

Redeemable preferred stock, $0.01 par value	-
nil shares issued and outstanding

Stockholders' deficit:
Common stock - $0.001 par value; 100,000,000 shares authorized;
14,147,903 shares issued and outstanding	14,000
Additional paid-in capital	3,784,000
Accumulated deficit	(3,888,000)

Total stockholders' deficit	(90,000)

Total liabilities and stockholders' deficit	$ -

IRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Years ended March 31, 2002 and 2001
	Years Ended
	March 31,	March 31,
	2002	2001
Revenues:
RV sales and service	$ 1,719,000	$ 3,810,000

Cost of revenues:
RV sales and service	1,353,000	3,160,000

Gross profit	366,000	650,000

Operating expenses:
Settlement and stock compensation	181,000	345,000
General and administrative	270,000	639,000
General and administrative, related party	82,000	54,000
Sales and marketing	23,000	203,000
Development costs of Internet web site	-	28,000
Consulting	1,000	25,000
Consulting, related party	26,000	60,000
Travel and entertainment	3,000	31,000
Miscellaneous	-	7,000
Rent	31,000	147,000
Depreciation and amortization	28,000	122,000
Impairment losses	-	135,000
Total operating expenses	645,000	1,796,000

Income (loss) from operations	(279,000)	(1,146,000)

Other income (expense):
Interest expense	(61,000)	(179,000)
Interest expense, related party	-	(31,000)
Adjustment to market value of investment securities	-	(33,000)
Realized gain on sale of investment securities	17,000	-
Total other income (expense)	(44,000)	(243,000)

Net income (loss)	(323,000)	(1,389,000)

Dividends on preferred stock	(15,000)	(6,000)

Net income (loss) available to common stockholders	$ (338,000)	$ (1,395,000)

Earnings (loss) per common share - basic and diluted:	$ (0.0325)	$ (0.1640)

Weighted average shares outstanding	10,406,404	8,508,633

iRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
for the Years ended March 31, 2002 and 2001

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2000	8,110,470	$8,000	$2,132,000	($2,176,000)	($36,000)

Reacquisition of former officer's
shares and retirement of shares	(500,000)	-	1,000	-	1,000
Stock compensation in connection
with the issuance of stock to
former officer	50,000	-	56,000	-	56,000
Stock compensation in connection
with the transfer of stock from a
stockholder to a former officer	-	-	112,000	-	112,000
Compensation expense associated
with the issuance of common
stock to a related party	140,000	-	105,000	-	105,000
Compensation expense associated
with the issuance of common
stock to employees	40,000	-	14,000	-	14,000
Conversion of accounts payable
into shares of common stock
by a related party	595,286	-	74,000	-	74,000
Conversion of notes payable into
redeemable preferred stock	-	-	425,000	-	425,000
Forgiveness of debt by related
parties	-	-	4,000	-	4,000
Office rent provided by a
related party	-	-	44,000	-	44,000
Accrued dividends on
preferred stock	-	-	(6,000)	-	(6,000)
Net loss for the year	-	-	-	(1,389,000)	(1,389,000)
Balance, March 31, 2001	8,435,756	8,000	2,961,000	(3,565,000)	(596,000)

Accrued dividends on					-
preferred stock			(15,000)		(15,000)
Conversion of preferred stock					-
into common stock	1,577,147	2,000	238,000	-	240,000
Debt conversion and settlement	4,135,000	4,000	363,000	-	367,000
Sale of iRV-Knoxville to
related party			237,000	-	237,000
Net loss for the year	-	-	-	(323,000)	(323,000)
Balance, March 31, 2002	14,147,903	$ 14,000	$ 3,784,000	($3,888,000)	$ (90,000)

iRV, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Years ended March 31, 2002 and 2001

	March 31,	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$ (323,000)	$ (1,389,000)
Expenses not requiring cash outlays:
Depreciation and amortization	28,000	122,000
Settlement and stock compensation	181,000	345,000
Net gain on sale of investment	(17,000)	-
Impairment of intangibles	-	135,000
Imputed value of free rent provided by related party	-	44,000
Adjustment to market value of investment	-	33,000
Loss on disposal of equipment	-	10,000
Changes in working capital items:
Accounts receivables	30,000	(30,000)
Inventories	261,000	(701,000)
Accounts payable	(55,000)	166,000
Accrued liabilities	(37,000)	103,000
Net cash provided (used) by operating activities	68,000	(1,162,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of subsidiary	188,000	-
Purchase of property and equipment	-	(25,000)
Proceeds from sale of investment	24,000	-
Other		16,000
Net cash provided (used) by investing activities	212,000	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in floor financing	1,154,000	3,530,000
Payments on floor financing	(1,565,000)	(2,637,000)
Proceeds from borrowings from related parties	-	439,000
Payments on borrowings from related parties	-	(48,000)
Other, net	1,000	(12,000)
Net cash provided (used) in financing activities	(410,000)	1,272,000

Net increase (decrease) in cash	(130,000)	101,000
Cash at beginning of period	130,000	29,000
Cash at end of period	$ -	$ 130,000

iRV, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       iRV, Inc. ("the Company") was incorporated in Colorado on August 1, 1999, as RV Holiday.com, Inc. The Company changed its name to iRV, Inc. in December 1999. The Company primarily engaged in the retail sales of recreational vehicles ("RV"). It ceased operating its only RV dealership effective August 30, 2001. Corporate activities have consisted primarily of seeking merger candidates.

Basis of Presentation and Going Concern

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations totaling $3,888,000 from inception through March 31, 2002. Additionally, the Company ceased operating its RV Dealership and cannot pay its creditors in the ordinary course of business. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is attempting to merge with another company. However, there can be no assurance that this endeavor will be successful. The financial statements do not include any adjustments necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iRV.com, Inc., iRV-Dealerships, Inc., and Real Asset Management, Ltd. (RAM). Internet development activities were conducted through iRV.com, Inc., while the operation of RV dealerships was conducted through iRV-Dealerships, Inc. RAM was formed to facilitate the merger with Scarab Systems, Inc. All material inter-company accounts have been eliminated in consolidation.

Cash and Cash Equivalents

       The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

       With the sale of the Company's operating subsidiary, there are no concentrations of credit risks.

Revenue Recognition

       The Company recorded revenue on the sale of an RV when cash was received or funding was confirmed by a financial institution, and the customer took physical possession of the unit. Other revenue consisted primarily of income earned from the service department and the sales of parts. The Company recognized these revenues when the services are performed or when the parts are sold.

Warranties

       The Company did not incur any liability or expense with regard to warranties on new or used RV's. All warranty costs associated with new RV's were the responsibility of the manufacturer. Extended warranties sold by the Company were underwritten by third party warranty providers who paid the Company a sales commission for selling the warranty policies. The Company was reimbursed for any costs incurred in connection with providing warranty service for the respective responsible parties.

Inventories

       Inventories were stated at the lower of cost or market, using the specific identification method. Management of the Company gave appropriate consideration to deterioration, obsolescence and other factors in evaluating net realizable value.

Property and Equipment

       Property and equipment were stated at cost. Depreciation was computed using the straight-line method over the estimated useful life of three years.

Intangible Assets

       Intangible assets consisted of costs incurred to acquire various Internet domain names and the goodwill that was recorded in the acquisition of the net assets of Coach & Campers of Knoxville, LLC. Amortization was computed using the straight-line method over the estimated useful life of three years.

Impairment of Long-Lived Assets

       Management periodically reviewed the carrying value of long-lived assets for potential impairment by comparing the carrying value of those assets with their related, expected future net cash flows. Should the sum of the related, expected future net cash flows be less than the carrying value, management would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the assets exceeds the future discounted cash flows.

Investment in Restricted Common Stock

       During the year ended March 31, 2002, the Company sold its investment in eLinear, Inc., a publicly traded entity, and realized a net gain of $17,000.

Stock-Based Compensation

       The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." Accordingly, no compensation expense is recorded for options issued in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company does not include stock options or warrants in the computation of earnings per share as their inclusion would be anti-dilutive.

Internet Web Site Development

       The Company expensed all costs associated with the development of its Internet Web site in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model.

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

Comprehensive Income

       The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Since the Company's inception there have been no differences between reported net income and comprehensive income.

Fair Value of Financial Instruments

       Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

Advertising

       Advertising costs, referred to as sales and marketing expenses in the consolidated financial statements,  are charged to expense as incurred.

Recently Issued Accounting Standards

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", effective for all business combinations initiated after June 30, 2001. The statement requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and existing intangible assets and goodwill be evaluated for those new separation requirements. We do not expect adoption of this Statement to have a material impact on our consolidated financial position or results of operations.

       The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and certain intangible assets will no longer be amortized, but will be subject to an annual impairment test. We will adopt this Statement effective April 1, 2002. We currently have no goodwill on our financial statements and adoption of this new Statement will not have a material impact. Should we be successful in acquiring new businesses this new Statement is expected to materially change the way we account for future acquisitions.

       In June 2001, the FSAB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entitles to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. We will adopt the Statement on April 1, 2002. Although we are assessing the impact, we do not expect adoption of this Statement to have a material impact on our consolidated financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement superseded SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. We will adopt this Statement on April 1, 2002. Although we are assessing the impact, we do not expect this Statement to have a material impact on our consolidated financial position or results of operations.

Supplemental Cash Flow Information
	March 31, 2002	March, 31, 2001
Cash paid for interest	$55,000	$156,000

Supplemental Schedule of Non-cash Investing and Financing Activities
	March 31, 2002	March, 31, 2001
Conversion of note payable into 2,250,000 shares of
common stock, related party	$180,000	-
Conversion of accounts payable into 1,875,000 shares of
common stock, related party	$150,000	-
Common stock issued to former employee		-
in exchange for services	$1,500
Conversion of debt into 145,723 shares of Class A
redeemable preferred stock, related party	-	$589,000
Conversion of accounts payable into 595,286 shares of
common stock, related party	-	$71,000
Forgiveness of debt by related party	-	$4,000

2.       ACQUISITIONS AND DISPOSITIONS

       On December 20, 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") whereby the Company merged into a wholly owned subsidiary of The Southshore Corporation ("Southshore"). On February 1, 2000, the Agreement was completed and the Company received 5,500,000 shares of Southshore stock, and the remaining net assets of Southshore that consisted of $100,000 in cash. This reorganization has been accounted for as though it was a recapitalization of the Company and a sale of shares by the Company in exchange for the net assets of Southshore.

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

       On March 8, 2000, the Company's subsidiary, iRV-Knoxville, Inc., executed an Asset Purchase and Sale Agreement (the "Purchase Agreement") with Coach & Campers. In connection with the Purchase Agreement, the Company paid approximately $662,000 in cash. The Company accounted for the acquisition as a purchase and recorded approximately $170,000 as goodwill, which represents the excess of the purchase price over the net assets acquired. The results of operations of Coach & Campers have been included in the consolidated financial statements since the date of acquisition.

       On August 30, 2001, the Company ceased its operations in Knoxville. The Company had been in default under the terms of its floor financing agreement with Deutsche Financial Services. As a result of the default conditions, Deutsche demanded payment of certain balances and refused to approve financing of new units ordered from the manufacturers. The Company was unable to meet Deutsche's demands and operations at the Knoxville dealership were discontinued. Deutsche has taken possession of the assets pledged as collateral under the agreement.

       Effective September 30, 2001, iRV, Inc. sold its subsidiary, iRV-Knoxville, Inc. to an entity controlled by a stockholder. At the effective date, the liabilities of iRV-Knoxville, Inc. exceeded its assets by approximately $237,000. As a result of selling the subsidiary, the Company recognized a credit to additional paid in capital of $237,000.

       In connection with obtaining the floor financing, a stockholder provided an irrevocable letter of credit in favor of Deutsche Financial Services in the amount of $100,000. Furthermore, the stockholder provided an ongoing guarantee of all amounts owed to Deutsche. During the year ended March 31, 2002, Deutsche enforced its claim under the shareholder guarantee. The parent company agreed to reimburse the shareholder in the form of a note payable with principal balance of $180,000. Accordingly, the parent company has recorded settlement costs in the amount of $180,000. The note holder subsequently agreed to accept 2,250,000 shares of iRV common stock in exchange for the note.

       The Company's subsidiary was contingently liable under two installment notes payable to financial institutions for the purchase of two used recreational vehicles. During the year ended March 31, 2002, the recreational vehicles were returned to their previous owners and no further installments were paid.

       With the cessation of business operations of the Company's subsidiary, iRV-Knoxville, Inc., d/b/a Passport RV, there remained numerous accounts payable and other outstanding obligations of that subsidiary to third parties.  The Company's interest in iRV-Knoxville, Inc. was sold to a third party.  Management is not aware of any attempt by any third party creditor of iRV-Knoxville, Inc. to assert a claim against the parent corporation, iRV, Inc.  Nevertheless, under principles of common law vicarious liability, it is possible that third party creditors of the Company's former subsidiary could attempt to hold the parent corporation liable for the debts of that subsidiary.  Management cannot say whether or not the assertion of any such claim is probable and if so asserted whether there exists a probability of unfavorable outcome to the Company.  Given the passage of time since that subsidiary's cessation of operations, without the assertion of a claim, it would appear that the likelihood that such a claim would be made and, if made, would be successful is remote.

       As of September 30, 2001, the condensed balance sheet and statement of operations of iRV-Knoxville, Inc. were:
Balance Sheet
Sept. 30, 2001
Assets
Cash	$ -
Inventory	1,195,000
Other current	10,000
Total current assets	1,205,000
Property and Equipment	56,000
Total assets	$ 1,261,000
Liabilities and Stockholders Deficit
Floor financing payable	$ 1,162,000
Notes payable	112,000
Accounts payable	118,000
Payable to parent company	420,000
Other current	106,000
Total current liabilities	1,918,000
Stockholder's deficit	(657,000)
Total liabilities and stockholders deficit	$ 1,261,000
Statement of Operations
Five Months
August 30, 2001
Revenues	$1,719,000
Cost of revenues	1,353,000
Gross profit	366,000
Operating expenses	337,000
Interest expenses	52,000
Net loss	$ (23,000)

3.       INTANGIBLE ASSETS

       Intangible assets consist of the following:

Internet domain names	$ 60,000
Less accumulated amortization and impairment allowance	(60,000)
$ -

       Amortization expense was $0 and $77,000 for the years ended March 31, 2002 and 2001, respectively. During the fourth quarter of the year ended March 31, 2001, management determined that due to the continuing losses from operations, and the Company's non-compliance with its floor financing agreement and the Company's inability to pay its creditors in the ordinary course of business, that the remaining useful life of the goodwill and domain names had become impaired. Accordingly, the net carrying value of these intangible assets were reduced to zero by recording an impairment expense of $135,000.

4.     LEASE COMMITMENTS

       The Company's subsidiary leased land and building for its Knoxville operation. The lease required monthly payments of $6,000, and was scheduled to expire in August 2007. The Company's subsidiary vacated the premises in September 2001 and possession reverted to the landlord.

       During eleven months of the year ended March 31, 2001, the Company's corporate offices were provided free of rent by an entity that is controlled by a shareholder. The Company estimates that similar rental space would require monthly payments of $4,000; accordingly, the Company recorded $44,000 as rent expense and additional paid in capital.

       The total rent expense for the years ended March 31, 2002 and 2001 was $31,000 and $147,000, respectively.

5. EARNINGS PER SHARE

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

       Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the years ended March 31, 2002 and 2001, as the impact of the potential common shares would be anti-dilutive. Therefore, Diluted EPS equals Basic EPS for those periods.

6.        CAPITAL STRUCTURE

       In November and December 1999, the Company issued 1,000,000 shares of its common stock in exchange for cash at $.40 per share and received net proceeds of $400,000.

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

       During 1999 a stockholder and an entity controlled by a stockholder advanced funds to the Company for working capital purposes in the amount of $49,000 In November 1999, the Company converted these advances into 1,000,000 shares of the Company's common stock at the rate of $.05 per share. In connection with this conversion the Company recorded stock compensation in the amount of $350,000, which represents the difference between the estimated fair market value of the stock issued and the value of the debt converted into equity.

       Effective August 31, 1999, the Company entered into an employment agreement with its president and director. The agreement provided for the issuance of up to 500,000 shares of the Company's common stock of which 100,000 shares vested immediately with the remaining shares vesting at the rate of 100,000 shares per year commencing February 1, 2001 and expiring in February 2004. In connection with the issuance of the initial 100,000 shares, the Company recorded consulting expense in the amount of $40,000, which approximated the fair market value on the date of grant. In May 2000, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with the former president and director. Pursuant to the Settlement Agreement, the Company paid the former president $55,000 in cash and conveyed title to an automobile and certain other equipment. The Company granted 50,000 shares of its common stock to the former president. In connection therewith, the Company recorded stock compensation expense of $56,000. Additionally, the Settlement Agreement provided 100,000 shares of freely trading shares of the Company's common stock were to be provided to the former officer and director. These shares were provided by a stockholder of the Company. In connection with the delivery of the 100,000 freely trading shares by a stockholder of the Company, the Company recorded stock issuance expense in the amount of $112,000.

       In connection with the Settlement Agreement, the Company's legal counsel advanced $55,000 to the Company to pay the cash portion of the Settlement Agreement. During the year ended March 31, 2001, the Company paid $25,000 against this note, and then converted the remaining amount into 21,200 shares of the Company's Class A redeemable preferred stock. Additionally, the Board of Directors issued 140,000 shares of the Company's common stock to the stockholder who provided the freely trading shares to the former officer and director. In connection with the issuance of these shares, the Company recorded stock issuance expense in the amount of $105,000.

       In December 2000, the Company's legal counsel converted amounts due to his law firm in the amount of $71,000 into 595,286 shares of the Company's common stock. The Company recorded compensation expense in the amount of $3,000 in connection with this conversion.

       In December 2000, the directors of the Company agreed to forego the accrued director's fees that were due and owing to them. In connection with this, the Company recorded $4,500 as additional paid in capital.

       During the year ended March 31, 2001, the Company issued 10,000 shares of it common stock to an employee and 30,000 shares of its common stock to a former employee of the Company. In connection with the issuance of these shares, the Company recorded compensation expense in the amount of $13,500.

       In December 2000, the Company issued 145,723 shares of the Company's $.01 par value ($1.50 stated value) Class A Redeemable Preferred Stock to certain creditors holding notes payable in the principal amount of $557,000 plus accrued interest of $32,000. The holders of the Class A Redeemable Preferred Stock are entitled to receive annual cumulative dividends equal to 8%. The holders of the Class A Preferred Stock can convert the preferred shares into 1,457,230 shares of the Company's common stock. In connection with the issuance of the Class A Preferred Stock, the Company recorded stock issuance expense with a corresponding amount to additional paid in capital in the amount of $55,000. Additionally, the Company recorded accrued dividends in the amount of $6,000 as an increase to the Class A Preferred Stock and a reduction to additional paid in capital.

       During the year ended March 31, 2002, the Company issued 1,577,147 shares of common stock pursuant to the exercise of all 145,723 shares of preferred stock into 1,457,230 shares of common stock, plus the issuance of 119,917 shares of common stock in lieu of accrued dividends on the preferred stock in the aggregate amount of $21,000.

       During the year ended March 31, 2002, the Company issued 2,250,000 shares of common stock as settlement for a note payable to The Rockies Fund in the principal amount of $180,000. The Company issued 1,225,000 shares of common stock as settlement for accounts payable to Marco Foods in the amount of $98,000. The Company issued 400,000 shares of common stock to Gunpark Management, LLC in exchange for services valued at $32,000. The Company issued 250,000 shares of common stock to Neuman and Drennen, LLC as settlement for services rendered in the amount of $20,000. The Company issued 10,000 shares of common stock to a former employee as settlement for services rendered.

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

       The stock option activity under this Plan is set for the below for each of the two years ended March 31, 2002 (all of which are exercisable):
	Shares Under Option	Weighted Average Exercised Price
Outstanding, March 31, 2000	661,250	$1.00-$3.88
Granted	175,000	$0.12-$1.00
Forfeited or cancelled	(431,250)	$1.00-$3.88
Outstanding, March 31, 2001	405,000	$0.12-$3.88
Forfeited or cancelled	(90,000)	$1.00-$2.00
Outstanding, March 31, 2002	315,000	$0.12-$3.88

7.       RELATED PARTY TRANSACTIONS

       In addition to the related party transactions disclosed in Note 2, and 4, the Company had the following transactions with affiliates.

       The Company paid to certain stockholders and officers $26,000 and $60,000 for consulting services for the years ended March 31, 2002 and 2001, respectively.

       One of the Company's stockholders is a principal in the Law Firm that provides legal services to the Company. The total costs of services provided by that firm amounted to $23,000 in Fiscal Year 2002 and $54,000 in Fiscal Year 2001. An amount of $20,000 was converted into 250,000 shares of iRV common stock and an amount of $9,000 remained unpaid at March 31, 2002.

       The Management Company retained by iRV provided services of $49,000 during the fiscal year ended March 31, 2002. The Management Company agreed to convert $32,000 in unpaid fees into 400,000 shares of iRV common stock. An amount of $17,000 remained unpaid at March 31, 2002.

8.        INCOME TAXES

       The Company has incurred net operating losses from August 1, 1999 (inception) through March 31, 2002. For tax purposes, the Company has the ability to carry-forward its net operating losses ("NOL") and offset them against future taxable income, if any. The NOL carry-forwards of tax operating losses approximate $1,800,000.

       Utilization of NOL carry-forwards is subject to limitations imposed by the Tax Reform Act of 1986 (Tax Act"). The carry-forward period is limited to 15 years. Any carry-forwards not used within 15 years would expire. The Company's carry-forwards would expire primarily in the years 2015 and 2016. Additionally, the Tax Act limits the utilization of NOL carry-forwards in the years following a change in ownership that exceeds 50% over a three-year period. The Company's merger with Southshore in 2000 and the contemplated acquisition of Scarab in 2002 may limit the future benefit of the NOL. It is possible that the Company's utilization of its NOL carry-forward may be reduced or eliminated.

       The NOL carry-forward creates a deferred tax asset in the approximate amount of $618,000. Based upon statutory limitations and expiration dates, the ultimate realization of the NOL carry-forward is uncertain. Accordingly, the Company has established a valuation allowance equal to 100% of the future potential benefit.

9.        PENDING AND SUBSEQUENT EVENTS

       The Company has entered into a definitive agreement to acquire Scarab Systems, Inc. Under the terms of the agreement, the shareholders of Scarab will receive 85,000,000 shares of iRV, Inc. common stock. In connection with the agreement, iRV, Inc. has formed a wholly owned subsidiary, Real Asset Management, Ltd. to facilitate the acquisition. Certain assets and liabilities of iRV, Inc. will be assumed by RAM prior to the merger with Scarab. In a press release dated June 25, 2002, iRV, Inc. announced its intention to spin-off RAM to its shareholders on a pro-rata basis.
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were neither changes in accountants nor disagreements of the type required to be reported under this item between the Company and its independent accountants, Gerald R Hendricks and Company, PC during the fiscal years ended March 31, 2002 or 2001.

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                      PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       The name, position with the Company, age of each Director and executive officer of the Company is as follows:
Name	Age	Position	Director/Officer Since
Clifford C. Thygesen	66	Interim President & Director	2001
Robert A. Scott	63	Director	2000
Frank L. Jennings	52	Chief Financial Officer	2001

       During the year ended March 31, 2002, Mr. Clifford Neuman resigned as director of the Company. During the year ended March 31, 2001, Mr. John Deufel resigned as president of the Company.

       Clifford C. Thygesen has served as Interim President and Director since 2001. He was President of American Educational Products from 1996 to 2001; he also served as its Executive Vice-President from 1986-1992. During Mr. Thygesen's tenure at American Educational Products, the Company's common stock was traded on NASDAQ under the symbol "AMEP". Previously, Mr. Thygesen had been Vice-President of Ithaca Gun Company, a manufacturer of high quality firearms. He was also the President of Alpine Designs, a manufacturer of outdoor backpacking and hunting equipment. Mr. Thygesen graduated from The University of Illinois in 1961.

       Dr. Robert A. Scott is the President of Adelphi University, Garden City, New York. He has held this position for two years. From 1985 to 2000, he was the President of Ramapo College of New Jersey. From 1979 to 1985, he served as Assistant Commissioner and Director of Academic Affairs for the Indiana Commission for Higher Education, where he was responsible for the coordination of statewide higher education strategic planning for both public and private institutions. Dr. Scott is a member of the Board of Directors of USA Center.com, Inc., and a member of the Executive Committee of Hillcrest Health Services Systems, Inc., a holding company for the Hackensack University Medical Center teaching hospital and four other subsidiaries. Dr. Scott received his BA from Bucknell University and his Ph.D. in Sociology and Organizational Ethnography from Cornell University.

       Frank L. Jennings is iRV, Inc.'s principal accounting and financial officer. He has been employed by iRV since 2001 and previously was employed as Chief Financial Officer of American Educational Products, Inc., Boulder, Colorado. He is a graduate of Colorado State University with a degree in accounting.

       All directors serve for terms of one (1) year each, and are subject to reelection at the Company's regular Annual Meeting of Shareholders, unless they earlier resign.

       During the fiscal year ended March 31, 2002, the Board of Directors did not meet but acted by unanimous on five occasions. Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors received no cash compensation during fiscal 2002 or 2001. During the reorganization of the Company during fiscal 2002, the directors agreed to temporarily defer all compensation. During fiscal 2001, the Directors each received options to purchase 50,000 shares of common stock at an exercise price of $0.12 per share.

       During fiscal 2002 and 2001, the Company had standing Audit and Compensation Committees of the Board of Directors. The members of the Audit Committee were Clifford C. Thygesen and Robert A. Scott. No member of the Audit Committee receives any additional compensation for his service as a member of that Committee. During fiscal 2002, the Audit Committee held no meetings. During fiscal 2001, the Audit Committee held one (1) meeting, which was attended by all of its members. The Audit Committee is responsible for providing assurance that financial disclosures made by Management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by Management, reviews with Management the Management's Discussion and Analysis section of the Annual Report, and reviews the letter of Management Representations given to the independent public accountants.

       During fiscal 2002 and 2001, the Compensation Committee consisted of Clifford C. Thygesen and Robert A. Scott. No member of the Compensation Committee receives any additional compensation for his service as a member of that Committee. During fiscal 2002, the Compensation Committee held no meetings. During fiscal 2001, the Compensation Committee held one (1) meeting, which was attended by all of its members. The Compensation Committee is responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of Management incentive compensation plans, and reviewing the performance of the President and CEO.

       In the initial decision of an administrative law judge dated March 9, 2001, Mr., Thygesen was found to have violated Section 1(b) and Rule 10-b-5 of the Securities Exchange Act of 1934, by making misrepresentations as to the value of securities held as an asset of an investment company of which he was an independent director. The decision concluded that because of the misrepresentation, the Investment Company had violated Section 13(a) of the Exchange Act and related rules and that Mr. Thygesen had aided and abetted or caused the violations. The judge ordered that Mr. Thygesen cease and desist from aiding and abetting violations of Section 10(b) and Rule 10-b-5, and ordered him to pay a civil penalty of $160,000. Mr. Thygesen has appealed the decision. Other than this decision, Mr. Thygesen has not during the last five years (I) been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction.

       Other than the foregoing, there are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

       Except as noted herein or below, during the last five-(5) years no director or officer of the Company has:

       (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

       (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding;

       (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

       (4) been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

       Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis.

Indemnification and Limitation on Liability of Directors

       The Company's Articles of Incorporation provide that the Company shall indemnify, to the fullest extent permitted by Colorado law, any director, officer, employee or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present official of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

       The Company's Articles of Incorporation limit the liability of its directors to the fullest extent permitted by the Colorado Corporation Code. Specifically, directors of the Company will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles. The officers of the Company will dedicate sufficient time to fulfill their fiduciary obligations to the Company's affairs. The Company has no retirement, pension or profit sharing plans for its officers and directors.

Compliance with Section 16(a) of the Exchange Act

       Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates. All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 10.        EXECUTIVE COMPENSATION

       The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

TABLE 1
SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Options / SARs	LTIP Payouts	All Other Compen- sation
Clifford C. Thygesen Interim President	2002	nil	nil	nil	nil	nil	nil	nil
John Deufel (2) CEO and President	2001	$63,000	nil	nil	100,000	50,000	nil	$117,000

       No executive officer received greater than $100,000 in salary during the fiscal years ended March 31, 2002 or 2001.
(1)

No executive officer received greater than $100,000 in salary during the fiscal years ended March 31, 2002 or 2001. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

(2)	Mr. Deufel resigned during 2000.
(3)

Messrs. Thygesen (Interim President) and Jennings (Chief Financial Officer) provided executive services to the Company through their management company, Gunpark Management, LLC. For those services during fiscal 2002, Gunpark Management, LLC was issued 400,000 shares of common stock. Messrs. Thygesen and Jennings are each 50% members of that entity.

Employment Matters

       In June 2000, iRV, Inc.'s chief executive officer and president, John Deufel, resigned from his positions as an officer and director of the Company. The resignation was mutually agreed upon by Mr. Deufel and iRV, Inc. Under the settlement agreement reached between the parties, Mr. Deufel immediately ceased performing all duties for iRV, Inc. in all capacities and agreed not to divulge proprietary information. In addition, Mr. Deufel received cash compensation of $63,000, including $8,000 designated as salary in arrears, plus his company car valued at $12,000, plus his company cell phone and his company computer valued at $3,000. Mr. Deufel was also the beneficiary of 100,000 shares of free-trading common stock of the Company transferred to him by a shareholder. He received 50,000 shares of restricted common stock and options to purchase an additional 50,000 shares of common stock at an exercise price of $1.00 per share.

IRV, Inc. 2000 Equity Incentive Plan

       In February 2000, the Board of Directors authorized, and in March 2000, our stockholders approved, the 2000 Equity Incentive Plan for our executive and other employees, plus a limited number of outside consultants and advisors. Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or restricted stock. A maximum of 3,000,000 shares of our common stock are subject to the Equity Incentive Plan. As of the date of this Memorandum, no stock appreciation rights or restricted stock has been granted under the Equity Incentive Plan, and options to purchase 300,000 shares of our common stock have been granted, including options to purchase 150,000 shares which have been granted to our non-employee directors. To date, no restricted shares have been issued pursuant to the Plan. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

       The Equity Incentive Plan may be administered by the Board, or in the Board's sole discretion by the Compensation Committee of the Board or such other committee as may be specified by the Board to perform the functions and duties of the Committee under the Equity Incentive Plan. Subject to the provisions of the Equity Incentive Plan, the Committee and the Board shall determine, from those eligible to be participants in the Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

       Under the Equity Incentive Plan, in the event there occurs a change of control of the company, all outstanding and unexercised options granted to our key employees, officers, directors and consultants will at once become immediately vested and exercisable. This provision of the Plan could deter suitors from seeking business combinations with us that might otherwise be beneficial to our shareholders.

       As of March 31, 2002, options to purchase 315,000 shares of common stock were outstanding with a weighted average exercise price of $1.27 per share.

       The following table sets forth certain information concerning the granting of incentive stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:
TABLE 2 Option/SAR Grants in the Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Clifford C. Thygesen	nil	n/a	n/a	n/a

       The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:
TABLE 3 Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2)(3) Exercisable/ Unexercisable
Clifford C Thygesen	-0-	-0-	50,000/-0-	0/0

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

(3)	As of June 30, 2002, the fair market value of the securities underlying the options was less than the exercise price of the options.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of March 31, 2002 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Title	Name & Address	Shares Beneficially Owned (7)
of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Clifford C. Thygesen (2) 5455 Spine Road, Mezz East Boulder, Colorado 80301	293,000	2.1%
Common Stock	Robert A. Scott(3) 555 Bromton Road Garden City, NY 11530	200,000	1.4%
Common Stock	Frank L. Jennings 5455 Spine Road, Suite Mezz. E Boulder, CO 80301	200,000	1.4%
Common Stock	Clifford L. Neuman (4) 1507 Pine Street Boulder, CO 80302	870,286	6.1%
Common Stock	Stephen G. Calandrella (5) 5373 N. Union Blvd., Suite 100 Colorado Springs, CO 80918	1,928,334	13.6%
Common Stock	All Officers and Directors as a Group (2 Persons)	693,000	5.0%
(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Proxy Statement or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)

Includes 43,000 common shares owned by Mr. Thygesen, plus 400,000 common shares owned by Gunpark Management LLC, an entity in which Mr. Thygesen has a 50% member's interest, plus non-qualified options exercisable to purchase 50,000 shares of common stock at an exercise price of $0.12 per share.

(3)

Includes non-qualified stock options exercisable to purchase 25,000 shares of the common stock at an exercise price of $3.88 per share plus non-qualified stock options exercisable to purchase 50,000 shares of common stock at an exercise price of $.12 per share granted as compensation for services as a outside director.

(4)

Includes 795,286 common shares owned by Mr. Neuman plus Non-Qualified Stock Options exercisable to purchase 25,000 shares of common stock at an exercise price of $3.88 per share granted as compensation for services as an outside director, and Non-Qualified Stock Options exercisable to purchase 50,000 shares of the company's common stock at $.12 per share granted as compensation for services as an outside director.

(5)

Includes 125,000 shares of Common Stock held of record by the Calandrella Family Foundations, as to which Mr. Calandrella serves as a member of the board of directors. Also includes 1,503,334 shares held in the name of The Rockies Fund, Inc., a business development company of which Mr. Calandrella is president and a director as to which Mr. Calandrella disclaims beneficial ownership.

(6)	Consists of 400,000 shares of common stock owned by Gunpark Management, LLC, an entity in which Mr. Jennings has a 50% member's interest.
(7)

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

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Rockies Fund, a business development company, as defined by the SEC Act of 1940, is the beneficial owner of 1,503,334 common shares of the Company. As of December, 2000, The Rockies Fund had loaned iRV, Inc. approximately $426,000. This amount, plus its associated accrued interest of $23,000 was converted into 100,000 shares of Class A Convertible Preferred Stock in December 2000. The 100,000 shares of preferred stock were converted into 1,000,000 shares of common stock in December, 2001.

       In addition, The Rockies Fund deposited a $100,000 certificate of deposit with Vectra Bank to use as collateral for a Letter of Credit. The Letter of Credit was necessary for iRV to obtain wholesale floor financing at its Knoxville RV dealership.

       The president of The Rockies Fund is Mr. Stephen G. Calandrella. iRV issued 140,000 shares of restricted common stock to Mr. Calandrella for services related to Mr. Deufel's resignation. Mr. Calandrella is affiliated with another entity known as Marco Foods. Marco Foods advanced funds to iRV in the approximate amount of $98,000. Effective December 2001, iRV issued 1,225,000 common shares to Marco Foods in full payment of this debt.

       Mr. Calandrella is also affiliated with an entity known as Triumph Capital. In June, 2002, iRV sold its investment in eLinear, Inc. common stock to Triumph Capital for $24,000 cash. The carrying value of the investment was $7,200 and iRV recognized a $16,800 gain on the sale.

       A. B. Goldberg is an individual stockholder of the Company. As of December, 2000, Mr. Goldberg had loaned iRV approximately $100,000. This amount, plus its associated accrued interest of $7,000 was converted into 23,888 shares of Class A Convertible Preferred Stock in December 2000. The 23,888 shares of preferred stock were converted into 238,880 shares of common stock in December, 2001.

       Clifford L. Neuman, a former member of the Board of Directors, as well as iRV's legal counsel, loaned $55,000 to iRV in May 2000. The loan was used to fund the employment separation agreement between iRV, Inc. and John Deufel. As of December 2000, iRV had repaid $25,000 of this loan. Mr. Neuman converted the remaining principal of $30,000 plus its associated interest into 21,200 shares of Class A Preferred Convertible Stock in December 2000. Mr. Neuman, in a private transaction, sold the preferred stock prior to the end of December 2000. In January 2001, Mr. Neuman's law firm, Neuman & Drennen, converted the unpaid portion, approximately $71,434, of its legal bill into 595,286 shares of restricted common stock.

PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

	Exhibit No.	Title
*	3.1	Articles of Incorporation, iRV, Inc., by reference from the Form 8-K, February 2000.
*	3.2	Bylaws, iRV, Inc., by reference from the Form 8-K, February 2000.
*	4.1	Promissory Note dated March 1, 2000 issued to The Rockies Fund.
*	4.2	Promissory Note dated March 1, 2000 issued to A.B. Goldberg.
*	4.3	Promissory Note dated May 26, 2000 issued to Clifford L. Neuman.
*	10.1	Merger Agreement dated February 2000 between iRV, Inc. and The Southshore Corporation incorporated by reference from the Form 8-K, February 2000.
*	10.2	"2000 Equity Option Plan" dated February 2000. Warrant Agreement, The Rockies Fund, March 2000.
*	10.3	Proxy Agreement dated February 2000 incorporated by reference from the Form 8-K, February 2000.
*	10.4	Consulting Agreement, Access One Financial, February 2000.
*	10.5	Management Agreement dated January 2000 between Coach & Campers of Knoxville, LLC and iRV-Knoxville, Inc. incorporated by reference from the Form 8-K, February 2000.
*	10.6	Acquisition Agreement dated March 2000 of the Assets of Coach & Campers of Knoxville, LLC by iRV-Knoxville, Inc. incorporated by reference from the Form 8-K, March 2000.
*	10.7	Lease Agreement, iRV-Knoxville, Inc., February 2000
*	10.8	Wholesale Floor Financing Agreement, iRV-Knoxville, Inc., March 2000.

(b)  Reports on Form 8-K

       On January 15, 2002, the Registrant filed a current report on Form 8-K issuing an increase in the number of common shares issued and outstanding.

See separate file.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
iRV, INC.
Date: July 15, 2002	By:/s/ Clifford C. Thygesen Clifford C. Thygesen, Chief Executive and Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Clifford C. Thygesen Clifford C. Thygesen	Chief Executive/Financial Officer & Director	July 15, 2002
/s/ Robert A. Scott Robert A. Scott	Director	July 15, 2002
/s/ Frank L. Jennings Frank L. Jennings	Chief Financial Officer	July 15, 2002