Form 10QSB
period 2002-06-30
IRV INC
filed 2002-08-14
CIK 859747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                 For the transition period from _____ to ______

                         Commission file number 5-43156

                                    IRV, INC.
                                    ---------
             (Exact Name of Registrant as Specified in its Charter)

                  Colorado                                  84-1153522
        ----------------------------              -----------------------------
        (State or other jurisdiction                     I.R.S. Employer
      of incorporation or organization)               Identification number

          1000-885 Dunsmuir Street, Vancouver, British Columbia   V6C 1N5
          ---------------------------------------------------------------
                 (Address of Principal Offices)                  (Zip Code)

       Registrant's telephone number, including area code: (604) 689-8770


        ---------------------------------------------------------------
        Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of August 14, 2002, the Registrant had 99,999,903 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                      INDEX

                         PART I -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                              PAGE

          Consolidated Balance Sheets as of June 30, 2002 and
          March 31, 2002                                                      3

          Consolidated Statements of Operations for the three months
          ended June 30, 2002 and 2001                                        4

          Consolidated Statement of Cash Flows for the three months
          ended June 30, 2002 and 2001                                        5

          Notes to Consolidated Financial Statements                          6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Overview                                                            8

          Results of Operations                                               8

          Liquidity and Capital Resources                                     9

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   10

ITEM 2.   CHANGES IN SECURITIES                                               11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11

ITEM 5.   OTHER INFORMATION                                                   11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    11

PART 1.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by IRV, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and its results of operations for the three-month periods ended June 30, 2002 and 2001 and its cash flows for the three-month periods ended June 30, 2002 and 2001. The Company's balance sheet as of March 31, 2002 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                     AS OF JUNE, 30, 2002 AND MARCH 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      June 30   March 31,
                                     ASSETS                            2002       2002
                                                                     --------   --------
                                                                   (unaudited)

Current assets:

      Cash and cash equivalents                                      $    --    $    --


              Total current assets                                        --         --
                                                                     --------   --------

Other assets:                                                             --         --
                                                                     --------   --------
Total Assets                                                         $    --    $    --
                                                                     --------   --------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

      Bank Overdraft                                                 $    --    $     3

      Accounts payable                                                    --         61

      Accounts payable to affiliates                                      --         26

      Accrued liabilities                                                 --         --
                                                                     --------   --------
              Total current liabilities                                   --         90

Commitments and contingencies                                             --         --

Redeemable preferred stock, $.01 par value, nil shares outstanding

Stockholders' deficit:

      Common stock - $.001 par value; 100,000,000 shares
          authorized; 14,147,903 shares issued and outstanding            14         14

      Additional paid-in capital                                       3,919      3,784

      Accumulated deficit                                             (3,933)    (3,888)
                                                                     --------   --------


                                                                          --        (90)
                                                                     --------   --------

Total liabilities and stockholders' deficit                          $    --    $    --
                                                                     --------   --------

                             SEE ACCOMPANYING NOTES

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                THREE MONTHS ENDED
                                                                     June 30
                                                               2002            2001
                                                          -------------   -------------

Revenues:

Operating Expenses:

Income from Continuing Operations                                   --              --

Income from Discontinued Operations                            (45,591)        (31,399)
                                                          -------------   -------------
Net loss                                                  $    (45,591)   $    (31,399)
                                                          =============   =============

Earnings (loss) per common share - basic and diluted:     $       0.00    $       0.01

Weighted average shares outstanding - basic and diluted     14,147,903       8,435,756

                             SEE ACCOMPANYING NOTES.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  June 30
                                                              2002        2001
                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                      (45,591)    (31,399)

     Adjustments to reconcile net income to net cash used in operating activities:

        Discontinued Operations                              45,591      31,399

     Changes in operating assets and liabilities:

     Net cash used in operating activities                       --          --
                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities                       --          --

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used in financing activities                       --          --
                                                            --------    --------

     Net decrease in cash and cash equivalents                   --          --
                                                            --------    --------

     Cash and cash equivalents, beginning                        --          --
                                                            --------    --------

     Cash and cash equivalents, ending                           --          --
                                                            ========    ========


                             SEE ACCOMPANYING NOTES.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                        NOTES TO CONSOLIDATED STATEMENTS
                        --------------------------------

1.       ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the three months ended June 30, 2002 and 2001 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

On March 25, 2002, the Company entered into an Agreement and Plan of Reorganization (the "Plan") with Scarab Systems, Inc. ("Scarab") and certain shareholders of Scarab, which closed on July 16, 2002. Under the terms of the Plan, the Company formed a new wholly-owned subsidiary, Real Asset Management, Ltd. ("RAM") and transferred all of iRV's assets to it. RAM has guaranteed the then outstanding liabilities of the Company and agreed to indemnify the Company for such liabilities.

As part of that strategy, iRV's two other subsidiaries, iRV.com, Inc. and iRV Dealerships, Inc., were both transferred to RAM together with all pre-existing obligations and liabilities. iRV then declared a dividend of all of its shares of RAM. The record date for the spin-off distribution of its interest in RAM was June 25, 2002. When paid, the spin-off dividend will result in the distribution of one share of RAM for every 10 shares of iRV, Inc. owned by iRV's shareholders as of the record date. Payment of the spin-off dividend is contingent upon the filing of a registration statement with the Securities and Exchange Commission and the Commission's declaring that registration statement effective. The Company expects the registration of the spin-off to be completed within three to five months of the date of this report.

2.       ACQUISITION OF SCARAB SYSTEMS

Under the terms of the Plan, on closing, the Company acquired all issued and outstanding shares of Scarab by issuing ten common shares of the capital stock of the Company for each issued and outstanding share in the capital stock of Scarab. Also under the terms of the Plan, the existing directors and officers of the Company resigned and appointed persons nominated by Scarab in their stead. Scarab successfully raised $235,000 of the $400,000 private placement which was a condition to closing. The Company waived the condition in respect of the remainder of the private placement.

The Company hereby incorporates by reference in this statement the Pro Forma Financial Information relating to the acquisition of Scarab Systems, Inc. contained in Item 7 of the amended Form 8-K filed by the Company on August 8, 2002.

3.       DISCONTINUED OPERATIONS

On June 25, 2002, the Company transferred all its assets to RAM and the Company discontinued operations. The Company's consolidated statements of operations and cash flows accordingly show operations as nil for the three months ended June 30, 2002 and 2001.

On June 25, 2002, the Company had outstanding debts and liabilities of $135,000. RAM guaranteed the payment of these outstanding debts and liabilities, and further agreed to indemnify the Company for such debts and liabilities. The current liabilities of the Company set out in the Consolidated Balance Sheet as of June 30, 2002, have been reduced to nil to reflect the guarantee and indemnity by RAM. If RAM breaches its guarantee and indemnity, then the subject debts and liabilities would again be current liabilities of the Company, and the Company would have a corresponding claim against RAM.

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

Convertible preferred stock, stock options, stock warrants and convertible promissory notes are not considered in the calculation for the three months ended June 30, 2002 and 2001, as the impact of the potential common shares would be anti-dilutive. Therefore, Diluted EPS equals Basic EPS for those periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operated in the recreational vehicle industry. As of June 25, 2002, the Company sold all its assets to RAM and ceased all operations. RAM, in turn, guaranteed all existing debts and liabilities of the Company as of June 25, 2002, and agreed to indemnify the Company for any such debts and liabilities.

On July 16, 2002, the Company acquired Scarab. Scarab provides marketing and financial services with applications in electronic commerce and transaction processing in addition to distributing specific technology services. Services include rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases. The Company is also exploring opportunities related to the convergence of electronic commerce with technology sectors of the entertainment industry. Any future activity is contingent upon obtaining the necessary financing. The Company is actively pursuing debt financing in this regard.

RESULTS OF OPERATIONS

The Company discontinued operations with respect to RV sales on June 25, 2002.

Operations resumed under new management effective upon the acquisition of Scarab on July 16, 2002.

INCOME TAX

As a result of its previous operations, the Company had a net operating loss carryover (NOL). Due to such operations being discontinued, a change of ownership and business plan, and certain limitations and restrictions imposed under the Tax Reform Act of 1986, the NOL will not be available to offset future taxable income, if any.

LIQUIDITY AND CAPITAL RESOURCES

As previously disclosed, the Company has not been able to generate cash flow from operations in amounts required to meet its capital needs. It has historically relied upon outside sources of debt and equity financing adequate to fund its operations.

Effective June 25, 2002, the Company sold all its assets to RAM in exchange for one share of RAM for every 10 shares of iRV, Inc. owned by iRV's shareholders as of the date of sale.

On July 16, 2002, the Company acquired all the issued and outstanding shares of Scarab. As of the date of the acquisition, Scarab had completed a private placement of $235,000. Scarab does not have any operations and does not earn revenue.

On August 7, 2002, the Company was granted a license by Merchant Wired Global to be the sole independent distributor of products and services relating to electronic payment processing for Internet merchants and financial institutions.

On August 13, 2002, the Company acquired all the issued and outstanding shares of MarketEdgeDirect ("MED"), a British Columbia company providing a wide range of marketing products and services. MED realized a net operating profit of $40,586.71, on gross sales $1,104,648.08 for its fiscal year ended November 30, 2001.

The Company is currently seeking debt and equity financing. There is no guarantee that the Company will be successful in obtaining such financing.

Other than the foregoing, Management knows of no trends, demands or uncertainties that are reasonably likely to have an impact on the Company's liquidity or capital resources.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changes in regulatory environment, a general slowdown in the economy, and other factors which may be disclosed throughout this Form 10-QSB or in the Company's Annual Report on Form 10-KSB. Any forecasts and projections in this report are "forward-looking statements" and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the aforementioned risk factors; actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect only management's opinions. The Company does not have an obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers should refer to and carefully review the information contained in future documents filed with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), BUSINESS COMBINATIONS. SFAS 141 applies to all business combinations initiated after June 30, 2001. The SFAS 141 applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), ASSET RETIREMENT OBLIGATIONS. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.

In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           The Company hereby incorporates by reference in this statement the Audited Financial Statements, Pro Forma Financial
           Information and Exhibits contained in Item 7 of the amended Form 8-K filed by the Company on August 8, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                IRV, INC.

Date:     August 14, 2002                       By: /s/ Thomas E. Mills
      ------------------------                     ----------------------------
                                                Thomas E. Mills
                                                President & CEO