Form 10QSB
period 2002-09-30
IRV INC
filed 2002-11-19
CIK 859747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly Period ended September 30, 2002.

                                       OR

 [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition Period from _____________ to _____________

                        Commission file number 000-19949

                                    iRV, INC.
                                    ---------
        (Exact name of small business issuer as specified in its charter)

               Colorado                                   84-1153522
     -------------------------------           ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

          1000-885 Dunsmuir Street, Vancouver, British Columbia V6C 1N5
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 689-8770
                               ------------------
                           (Issuer's telephone number)
 _______________________________________________________________________________
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of September 30, 2002, the issuer had 99,999,903 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                         PAGE

          Consolidated Balance Sheet as of September 30, 2002 and
          2001.                                                          3

          Consolidated Statement of Operations for the six months
          ended September 30, 2002 and 2001.                             4

          Consolidated Statement of Cash Flows for the six months
          ended September 30, 2002 and 2001                              5

          Notes to Consolidated Financial Statements                     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Overview                                                       8

          Results of Operations                                          8

          Liquidity and Capital Resources                                9

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES                                         11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              13

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The consolidated financial statements included herein have been prepared by IRV, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and its results of operations for the six month periods ended September 30, 2002 and 2001 and its cash flows for the six-month periods ended September 30, 2002 and 2001.The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEET
                           ---------------------------
                  AS OF SEPTEMBER 30,2002 AND SEPTEMBER 30,2001

                                                    September 30   September 30
                         ASSETS                         2002           2001
                                                     ----------     ----------
                                                            (unaudited)
Current assets:

      Cash and cash equivalents                      $       3      $      --
      Prepaid expenses and deposits                  $      13      $      --
      Accounts Receivable                            $     146      $      --
              Total current assets                   $     162      $      --
Fixed Assets                                         $       9      $      --
Other assets:
      Investment in restricted stock                 $      --      $       7
      Investment in subsidiary                       $     337      $      --
              Total other assets                     $     337      $       7
Total Assets                                         $     508      $       7
                                                     ----------     ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                $     218      $      76
      Deposits                                        $       2      $      --
      Notes and accounts payable to affiliates        $      --      $     160
              Total current liabilities               $     220      $     236
              Total liabilities                       $     220      $     236

Commitments and contingencies                         $      --      $     224
Stockholders' Deficit:
      Common stock - $.001 par value;
      100,000,000 shares authorized;
       99,999,903 shares issued and outstanding       $     100      $       8
      Additional paid-in capital                      $     466      $   3,197
      Accumulated deficit                             $    (278)     $  (3,658)
                                                     ----------     ----------
                                                      $     288      $    (453)
                                                     ----------     ----------
Total liabilities and stockholders' equity            $     508      $       7
                                                     ----------     ----------

                             SEE ACCOMPANYING NOTES

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      -------------------------------------
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                        SIX MONTHS ENDED
                                                          September 30
                                                     2002              2001
                                                 -------------     -------------

Revenues:

     Sales                                       $        399      $         --

     Cost of Sales                                        272                --
                                                 -------------     -------------

        Gross Profit                                      127                --
                                                 -------------     -------------

Operating Expenses:

     Sales and Marketing                                   --                --

     General and Administrative                           283                64

     Depreciation and Amortization                         --                --

Income (Loss) from Operations                            (156)              (64)
                                                 -------------     -------------
Other Income (Expense):

     Interest Expense                                      --                (9)
     Discontinued operations                               --               (20)
                                                 -------------     -------------
                                                           --               (29)
                                                 -------------     -------------

Net Income (Loss)                                        (156)              (93)
                                                 -------------     -------------

Earnings (loss) per common share -
         basic and diluted:                      $     (0.001)     $      (0.01)

Weighted average shares outstanding -
         basic and diluted                         99,999,903         8,435,756

                             SEE ACCOMPANYING NOTES.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      -------------------------------------
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND
                               September 30, 2001
                                   (Unaudited)

                                                      September 30  September 30
                                                          2002         2001
                                                        --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                  $  (156)      $   (93)

     Adjustments to reconcile net income to net cash used in operating activities:

        Increase in accounts receivable                    (146)           --

        Increase in accounts payable                        220            --

        Amortization                                         --            --

        Increase in prepaid expenses and deposits           (13)           --

        Discontinued operations                              --            15
                                                        --------      --------
     Net cash used in operating activities                 (169)          (78)
                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of fixed assets                          (9)           --

        Investment in subsidiary                           (337)           --

        Cash flow impact of discontinued operations          --           (76)
                                                        --------      --------
      Net cash (used) in investing activities              (348)          (76)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from borrowing from related party             --            69

      Payments to related parties                            --           (45)

      Proceeds from issuance of common stock                520            --
                                                        --------      --------
     Net cash provided by financing activities              520            24
                                                        --------      --------

 Net increase(decrease) in cash and cash equivalents          3          (130)
                                                        --------      --------

     Cash and cash equivalents, beginning                     0           130
                                                        --------      --------

     Cash and cash equivalents, ending                        3             0
                                                        ========      ========

                             SEE ACCOMPANYING NOTES.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                        NOTES TO CONSOLIDATED STATEMENTS
                        --------------------------------

1. ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the six months ended September 30, 2002 and 2001 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

On March 25, 2002, the Company entered into an Agreement and Plan of Reorganization (the "Plan") with Scarab Systems, Inc. ("Scarab") and certain shareholders of Scarab, which closed on July 17, 2002. Under the terms of the Plan, the Company formed a new wholly-owned subsidiary, Real Asset Management, Ltd. ("RAM") and transferred all of the Company's assets to it. RAM has guaranteed the then outstanding liabilities of the Company and agreed to indemnify the Company for such liabilities.

As part of that strategy, the Company's two other subsidiaries, iRV.com, Inc. and iRV Dealerships, Inc., were both transferred to RAM together with all pre-existing obligations and liabilities. The Company then declared a dividend of all of its shares of RAM. The record date for the spin-off distribution of its interest in RAM was June 25, 2002. When paid, the spin-off dividend will result in the distribution of one share of RAM for every ten shares of iRV, Inc. owned by the Company's shareholders as of the record date. Payment of the spin-off dividend is contingent upon the filing of a registration statement with the Securities and Exchange Commission and the Commission's declaring that registration statement effective. The Company expects the registration of the spin-off to be completed within three months of the date of this report.

2. DISCONTINUED OPERATIONS

On June 25, 2002, the Company transferred all its assets to RAM and the Company discontinued operations. The Company's consolidated statements of operations and cash flows accordingly showed operations as nil for the three months ended June 30, 2002, as previously reported.

On June 25, 2002, the Company had outstanding debts and liabilities of $135,000. RAM guaranteed the payment of these outstanding debts and liabilities, and further agreed to indemnify the Company for such debts and liabilities. RAM has failed or refused to pay the sum of $1,964.81, which in the view of management was a debt owing by the Company before June 25, 2002, and this amount has been added to the current liabilities of the Company set out in the Consolidated Balance Sheet as of September 30, 2002, with a corresponding entry in accounts receivable reflecting the corresponding claim against RAM.

If RAM further breaches its guarantee and indemnity, then the subject debts and liabilities would again be current liabilities of the Company, and the Company would have a corresponding claim against RAM.

3. ACQUISITION OF SCARAB SYSTEMS, INC.

On July 17, 2002, under to the terms of the Plan, the Company acquired all issued and outstanding shares of Scarab by issuing ten common shares of the capital stock of the Company for each issued and outstanding share in the capital stock of Scarab. Also under the terms of the Plan, the existing directors and officers of the Company resigned and appointed persons nominated by Scarab in their stead. Scarab successfully raised $235,000 of the $400,000 private placement that was a condition to closing. The Company waived the condition in respect of the remainder of the private placement. Scarab held an option to acquire 485017 B.C. Ltd., doing business as MarketEdgeDirect ("MED"), a British Columbia company providing a wide range of marketing products and services as security against a note in the amount of $337,500 owing for shares in Scarab. On July 17, 2002, Scarab assigned its option with respect to MED to the Company.

The Company hereby incorporates by reference in this statement the Pro Forma Financial Information relating to the acquisition of Scarab Systems, Inc. contained in Item 7 of the amended Form 8-K filed by the Company on August 8, 2002.

4. ACQUISITION OF 485017 B.C. LTD.

On August 5, 2002, the Company exercised its option to acquire all the issued and outstanding shares of MED. The acquisition of MED was treated as a non-material business combination.

5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets and is computed using the double declining method as follows:

              Furniture and fixtures                          30%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On June 25, 2002, the Company effectively discontinued operations in the online sale of recreational vehicles, which constituted substantially all of the Company's operations to that date.

Effective upon the acquisition of Scarab Systems, Inc. on July 17, 2002, and the subsequent change in management, the Company shifted its business into the areas of marketing, electronic commerce and transaction processing. The Company's initial business focus since the acquisition of Scarab has been to sell rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases. The Company is also pursuing opportunities related to the convergence of electronic commerce with technology sectors of the entertainment industry.

The discontinuance of operations in recreational vehicle sales on June 25, 2002, affects the comparison of operations between 2002 and 2001. In light of the discontinued operations, the acquisition of Scarab, and management's decision to shift the Company into unrelated areas of business, management believes that revenue comparisons with the prior periods are not relevant.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

During the three months ended September 30, 2002, the Company had revenue of $215,881.62 and incurred a net loss of $60,037.56. Expenses for this Period were related primarily to cost of sales, salaries, management and consulting fees as well as for general and administrative expenses incurred.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

During the six months ended September 30, 2002, the Company had revenue of $399,243.79 and incurred a net loss of $156,231.30. Expenses for this Period were related primarily to cost of sales, salaries, management and consulting fees as well as for general and administrative expenses incurred.

INCOME TAX

The company did not record any income tax expense for the Period as it has a history of net losses and does not expect to report net income for the year.

As a result of its previous operations, the Company had a net operating loss carryover ("NOL"). Due to such operations being discontinued, a change of ownership and business plan, and certain limitations and restrictions imposed under the Tax Reform Act of 1986, the NOL will not be available to offset future taxable income, if any.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had $2,988.39 in cash, and had trade accounts payable in the amount of $220,240.97. The Company does not have any bank line of credit.

The Company has not been able to generate cash flow from operations in amounts required to meet its capital needs. During the Period, it relied upon outside sources of debt and equity financing adequate to fund its operations. The Company is currently seeking debt and equity financing. There is no guarantee that the Company will be successful in obtaining such financing.

Effective June 25, 2002, the Company discontinued operations with respect to its RV sales business and sold all its assets to RAM in exchange for one share of RAM for every 10 shares of iRV, Inc. owned by iRV's shareholders as of the date of sale.

On July 16, 2002, the Company acquired all the issued and outstanding shares of Scarab Systems, Inc., a Nevada corporation, a company engaged in the business of selling card-based electronic payment solutions and marketing services. On July 17, 2002 Scarab assigned all its business, assets, rights and entitlements to the Company. As of the date of the acquisition, Scarab had completed a private placement of $235,000. Scarab remains an inactive subsidiary of the Company.

The events of September 11, 2001, and subsequent regulatory changes, have had a substantial impact on the processing of financial transactions and electronic payment systems. As a result, the Company did not earn any revenue from its card-based payment system. On August 7, 2002, the Company was granted a license by Merchant Wired Global to be the sole independent distributor of products and services relating to electronic payment processing for Internet merchants and financial institutions. On November 18, 2002, 2002, the Company was granted a license in partnership with Prima Benefits Corporation of Fort Lauderdale, Florida, to sell a card-based payment system that is viable under existing regulatory conditions, with exclusive rights in the most profitable of online market sectors. During the Period, the Company did not earn any revenue from payment processing.

As part of the acquisition of Scarab, the Company acquired an option to acquire all the issued and outstanding shares of 485071 B.C. Ltd., doing business as MarketEdgeDirect ("MED"), a British Columbia company providing a wide range of marketing products and services. The Company exercised its option to acquire MED on August 5, 2002, and acquired all the issued and outstanding shares of MED on August 13, 2002.

While MED realized a pre-tax net loss of $14,376 on gross sales $1,104,648 for its fiscal year ended November 30, 2001, it has become a strong brand in the marketing sector, with loyal clients and consistent revenue from sales. management believes that, with attention to business fundamentals, MED will gain control of its losses in fiscal year 2002, and will realize a profit in fiscal year 2003.

On September 12, 2002, the Company executed a letter of intent with a an individual games designer based in Las Vegas, Nevada, to acquire certain intellectual properties related to the convergence of electronic commerce with technology sectors of the entertainment industry. The Company has also retained the games designer to consult with respect to prospective opportunities in the entertainment industry.

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

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

On July 18, 2002, the Company sold an aggregate of 210,000 shares of its common stock to four foreign investors at a price of $0.05 per share. In connection with such sale the Company relied on the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933. The investors represented in writing that they were not U.S. persons and, in addition, the certificates representing the shares will bear a restrictive securities legend.

On July 18, 2002, the Company sold 2,727,000 shares of its common stock to a foreign investor at a price of $0.05 per share in consideration of a promissory note for the purchase price. The shares were being held in trust pending payment of the purchase price. In connection with such sale the Company relied on the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933. The investor represented in writing that it was not a U.S. person.

On July 20, 2002, the Company issued $6,200 in a convertible debenture due December 31, 2002 to a foreign investor. The convertible debenture is convertible into the Company's common stock. The convertible debenture was issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933. These funds were used to pay for operational costs. Under the terms of the debenture, the foreign investor may convert the debt to common shares in the Company at the rate of one common share for each $0.05 of debt.

On September 10, 2002, the Company canceled the issuance of 2,727,000 shares held in trust for non-payment and returned them to treasury.

On September 10, 2002, the Company sold 750,000 shares to an accredited investor at a price of $0.04 per share. In connection with such sale the Company relied on the exemption from registration provided by Section 4(2) of the Securities

Act of 1933. The investor represented in writing that he was purchasing he shares for investment purposes and, in addition, the certificate representing the shares will bear a restrictive securities legend.

On September 15, 2002, the Company issued 100,000 shares of its common stock to a foreign investor at a price of $0.04 per share as consideration for all the issued and outstanding shares of Excelsior Ventures, Ltd., an inactive Barbados corporation having no assets, liabilities, income or debts. The certificate representing the shares will bear a restrictive securities legend.

On September 15, 2002, the Company issued 1,877,000 shares of its common stock to a foreign investor to secure a loan of $40,000 by the foreign investor to the Company, pursuant to a secured promissory note dated September 15, 2002. Under the terms of the secured promissory note, the Company has one year to redeem the shares by paying the principal plus accrued interest at the rate of 20 percent per annum. In connection with such sale the Company relied on the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933. The investor represented in writing that it was not a U.S. person and, in addition, the certificates representing the shares will bear a restrictive securities legend.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Special Meeting of Shareholders of the Company was held on September 24, 2002 at 10:00 a.m. in the boardroom of the Company headquarters at 1000 - 885 Dunsmuir Street, Vancouver, BC.

The following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until their successors are elected and qualified.

                                             Number of Shares
                                           For          Withheld
         Thomas E. Mills                61,100,000          0
         Lou  Hilford                   61,100,000          0

2. To approve an amendment to the Articles of Incorporation to change the name of the Company to "Scarab Systems, Inc."

         For                  61,100,000
         Against                       0
         Abstain                       0
         Broker Non-Votes              0

3. To authorize and approve a one-for-ten reverse split of the issued and outstanding common shares of the Company.

         For                  61,100,000
         Against                       0
         Abstain                       0
         Broker Non-Votes              0

4. To ratify the selection of Moore Stephens Ellis Foster Ltd., Chartered Accountants as the Company's independent accountants for the fiscal year ending March 31, 2003.

         For                  61,100,000
         Against                       0
         Abstain                       0
         Broker Non-Votes              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

ITEM      Title

Ex-2 Agreement and Plan of Reorganization by and between iRV Inc, Scarab Systems, Inc. and certain shareholders of Scarab Systems Inc. dated March 25, 2002.

Ex-10.1   Thomas E. Mills management Contract

Ex-10.2   Lou Hilford management Contract

Ex-99.1   Certification by Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350

Ex-99.2   Certification by Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350

(B) REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2002. On August 1, 2002, the Company disclosed that it acquired all the issued and outstanding shares of Scarab Systems, Inc. on July 17, 2002, through a share exchange, which resulted in a change of control of the Company. The Company also disclosed a change in the registrant's certifying accountant, and the resignation and election of the registrant's directors. By amendment filed August 7, 2002, the Company disclosed the audited financial statements of Scarab Systems, Inc., as of March 31, 2002, and pro forma financial information, as of March 31, 2002.

ITEMS 1, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IRV, Inc.
                                              (Registrant)

Date: November 19, 2002                       /s/ Thomas E. Mills
      -----------------                       ----------------------------------
                                              Thomas E. Mills
                                              President

Date: November 19, 2002                       /s/ John Allen
      -----------------                       ----------------------------------
                                              John Allen
                                              Chief Financial Officer