Form 10QSB
period 2002-12-31
IRV INC
filed 2003-02-19
CIK 859747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly Period ended December 31, 2002

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

          100-1255 Pender Street West, Vancouver, British Columbia V6E 2V1
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 688-1075
                               ------------------
                           (Issuer's telephone number)

         1000-885 Dunsmuir Street, Vancouver, British Columbia V6C 1N5
         ---------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of December 31, 2002, the issuer had 99,999,903 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                         PAGE

          Consolidated Balance Sheet as of December 31, 2002 and
          2001.                                                          3

          Consolidated Statement of Operations for the nine months
          ended December 31, 2002 and 2001.                              4

          Consolidated Statement of Cash Flows for the nine months
          ended December 31, 2002 and 2001                               5

          Notes to Consolidated Financial Statements                     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Overview                                                       8

          Results of Operations                                          8

          Liquidity and Capital Resources                                9

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES                                         11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              13

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The consolidated financial statements included herein have been prepared by IRV, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2002, and its results of operations for the nine month periods ended December 31, 2002 and 2001 and its cash flows for the nine-month periods ended December 31, 2002 and 2001.The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEET
                           ---------------------------
                  AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001
(in thousands, except share data)


                                                     December 31    December 31
                         ASSETS                         2002           2001
                                                     ----------     ----------
                                                            (unaudited)
Current assets:

      Cash and cash equivalents                      $     (24)     $      --
      Prepaid expenses and deposits                  $      13      $      --
      Accounts Receivable                            $     178      $      --
                                                     ----------     ----------
              Total current assets                   $     167      $      --

Fixed Assets                                         $      10      $      --

Other assets:
      Investment in restricted stock                 $      --      $       7
      Investment in subsidiary                       $     337      $      --
                                                     ----------     ----------
              Total other assets                     $     337      $       7
                                                     ----------     ----------
Total Assets                                         $     514      $       7
                                                     ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                               $     293      $      33
      Deposits                                       $       1      $      --
      Other Current Liabilities                      $      17      $      24
                                                     ----------     ----------
              Total current liabilities              $     311      $      57
Other Liabilities
      Notes and accounts payable to officers         $       3             --
      Tax Liabilities                                $     (32)            --
      Payroll Liabilities                            $      34             --
                                                     ----------     ----------
              Total liabilities                      $     316      $      50

Stockholders' Deficit:
      Common stock - $.001 par value;
      100,000,000 shares authorized;
       99,999,903 shares issued and outstanding      $     100      $      14
      Additional paid-in capital                     $     533      $   3,782
      Accumulated deficit                            $    (335)     $  (3,846)
                                                     ----------     ----------
                                                     $    (198)     $     (50)
                                                     ----------     ----------
Total liabilities and stockholders' equity           $     514      $       7
                                                     ==========     ==========

                             SEE ACCOMPANYING NOTES

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      -------------------------------------
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                       (in thousands, except share data)
                                  (Unaudited)

                                                       THREE MONTHS ENDED
                                                           December 31
                                                     2002              2001
                                                 -------------     -------------

Revenues:

     Sales                                       $        106      $         --

     Cost of Sales                                         60                --
                                                 -------------     -------------
        Gross Profit                                       46                --
                                                 -------------     -------------

Operating Expenses:

     General and Administrative                            82               187

Income (Loss) from Operations                             (36)             (187)
                                                 -------------     -------------
Net Income (Loss)                                         (36)             (187)
                                                 -------------     -------------

Earnings (loss) per common share -
         basic and diluted:                      $     (0.001)     $      (0.02)

Weighted average shares outstanding -
         basic and diluted                         99,999,903         10,606,201

                             SEE ACCOMPANYING NOTES.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      -------------------------------------
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                       (in thousands, except share data)
                                  (Unaudited)

                                                        NINE MONTHS ENDED
                                                           December 31
                                                     2002              2001
                                                 -------------     -------------

Revenues:

     Sales                                       $        483      $         --

     Cost of Sales                                        324                --
                                                 -------------     -------------
        Gross Profit                                      159                --
                                                 -------------     -------------

Operating Expenses:

     General and Administrative                           317               251

Income (Loss) from Operations                            (158)             (251)
                                                 -------------     -------------
Other Income (Expense):
     Interest Expense                                      --                (9)
                                                 -------------     -------------
Income (Loss) from Continuing Operations                 (158)             (260)
                                                 -------------     -------------
Discontinued Operations                                    --               (21)

Net Income (Loss)                                        (158)             (281)
                                                 -------------     -------------

Earnings (loss) per common share -
         basic and diluted:                      $     (0.002)     $      (0.03)

Weighted average shares outstanding -
         basic and diluted                         99,999,903         9,159,238

                             SEE ACCOMPANYING NOTES.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND
                                  MARCH 31, 2002
                                 (in thousands)
                                  (Unaudited)


                                                December 31     March 31
                                                       2002         2002
                                                   --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                            (158,135)    (112,434)

     Adjustments to reconcile net income to net cash used in operating activities:

        Amortization                                   359          330

        Prepaid Expenses and Deposits              (13,382)      (8,515)

     Changes in operating assets and liabilities:

     Net cash used in operating activities        (171,158)    (120,619)
                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities        (337,500)         (63)

     Acquisition of fixed assets                    (1,865)      (2,195)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of common stock        141,950      200,625
                                                  --------     --------

     Net decrease in cash and cash equivalents      39,356       14,927
                                                   --------     --------

     Cash and cash equivalents, beginning           14,927            0
                                                   --------     --------

     Cash and cash equivalents, ending             (24,429)      14,927
                                                   ========     ========

                             SEE ACCOMPANYING NOTES.

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                        NOTES TO CONSOLIDATED STATEMENTS
                        --------------------------------

1. ORGANIZATION and SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements for the nine months ended December 31, 2002 and 2001 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

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

On June 25, 2002, the Company had outstanding debts and liabilities of $135,000. RAM guaranteed the payment of these outstanding debts and liabilities, and further agreed to indemnify the Company for such debts and liabilities. RAM has failed or refused to pay the sum of $1,964.81, which in the view of present management was a debt owing by the Company before June 25, 2002, and this amount has been added to the current liabilities of the Company set out in the Consolidated Balance Sheet as of December 31, 2002, with a corresponding entry in accounts receivable reflecting the corresponding claim against RAM.

If RAM further breaches its guarantee and indemnity, then the subject debts and liabilities would again be current liabilities of the Company, and the Company would have a corresponding claim against RAM.

3. GOING CONCERN

The accompanying financial statements have been prepared with the presumption that the Company will continue as a going concern. However, the Company does not currently have sufficient working capital to implement its business plan. Continuation of the Company as a going concern will depend upon the Company securing additional working capital. To ensure that the Company may continue operations, Company management is attempting to secure additional working capital through private placement equity funding and/or debt financing which will enable the Company to operate through the current fiscal year.

4. PROPERTY AND EQUIPMENT

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

During the three months ended December 31, 2002, the Company had revenue of $106,383 and incurred a net loss of $36,153. Expenses for this Period were related primarily to cost of sales, salaries, management and consulting fees as well as for general and administrative expenses incurred.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

During the nine months ended December 31, 2002, the Company had revenue of $483,098 and incurred a net loss of $158,135. Expenses for this Period were related primarily to cost of sales, salaries, management and consulting fees as well as for general and administrative expenses incurred.

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had a cash deficit of $24,429, and had trade accounts payable in the amount of $292,826. The Company does not have any bank line of credit.

The Company has not been able to generate cash flow from operations in amounts required to meet its capital needs. During the Period, it relied upon outside sources of debt and equity financing adequate to fund its operations. The Company is currently seeking debt and equity financing. There is no guarantee that the Company will be successful in obtaining such financing.

During the Period, the Company was unable to retain sales staff sufficient to sell its financial transaction processing services, or its payment systems. Furthermore, the events of September 11, 2001, and subsequent regulatory changes, have had a substantial impact on the processing of financial transactions and electronic payment systems. As a result, during the Period the Company did not earn any revenue from the licenses respectively granted by Merchant Wired Global, and Prima Benefits Corporation.

On September 12, 2002, the Company executed a letter of intent with a games designer based in Las Vegas, Nevada. The letter of intent set out that the Company was to acquire certain intellectual properties related to the convergence of electronic commerce with technology sectors of the entertainment industry. By mutual agreement, the parties to the letter of intent determined that it was not in their best interests to pursue the contemplated acquisition. The letter of intent was allowed to lapse without penalty or residual obligation on either party.

The Company had engaged the games designer to consult with respect to prospective opportunities in the entertainment industry. This engagement expired on November 1, 2002, and was not renewed.

Effective November 1, 2002, the Company relocated its offices to new premises, which is expected to save the Company $5,000 per month in operating expenses.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

ITEM      Title

Ex-99.1   Certification by Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350

Ex-99.2   Certification by Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IRV, Inc.
                                              (Registrant)

Date: February 13, 2002                       /s/ Thomas E. Mills
      -----------------                       ----------------------------------
                                              Thomas E. Mills
                                              President

Date: February 13, 2002                       /s/ John Allen
      -----------------                       ----------------------------------
                                              John Allen
                                              Chief Financial Officer