Form 10QSB/A
period 2002-12-31
IRV INC
filed 2003-03-05
CIK 859747

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

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                         PAGE

          Consolidated Balance Sheet as of December 31, 2002 and
          2001.                                                          3

          Consolidated Statement of Operations for the nine months
          ended December 31, 2002 and 2001.                              4

          Consolidated Statement of Cash Flows for the nine months
          ended December 31, 2002 and March 31, 2002                     5

          Notes to Consolidated Financial Statements                     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Overview                                                       8

          Results of Operations                                          8

          Liquidity and Capital Resources                                9

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES                                         11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              13

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

                           IRV, INC. AND SUBSIDIARIES
                           --------------------------
                           CONSOLIDATED BALANCE SHEET
                           ---------------------------
                  AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001
                       (in thousands, except share data)


                                                     December 31    December 31
                         ASSETS                         2002           2001
                                                     ----------     ----------
                                                            (unaudited)
Current assets:

      Cash and cash equivalents                      $      --      $      --
      Prepaid expenses and deposits                  $      13      $      --
      Accounts Receivable                            $     178      $      --
              Total current assets                   $     191      $      --
Fixed Assets                                         $      10      $      --
Other assets:
      Investment in restricted stock                 $      --      $       7
      Investment in subsidiary                       $     337      $      --
              Total other assets                     $     337      $       7
                                                     ----------     ----------
Total Assets                                         $     538      $       7
                                                     ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Bank indebtedness                              $      24      $      --
      Accounts payable                               $     293      $      33
      Deposits                                       $       1      $      --
      Other Current Liabilities                      $      17      $      24
      Notes and accounts payable to officers         $       3             --
      Tax Liabilities                                $     (32)            --
      Payroll Liabilities                            $      34             --
                                                     ----------     ----------
              Total liabilities                      $     340      $      57

Stockholders' Deficit:
      Common stock - $.001 par value;
      100,000,000 shares authorized;
       99,999,903 shares issued and outstanding      $     100      $      14
      Additional paid-in capital                     $     433      $   3,782
      Accumulated deficit                            $    (335)     $  (3,846)
                                                     ----------     ----------
                                                     $     198      $     (50)
                                                     ----------     ----------
Total liabilities and stockholders' equity           $     538      $       7
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
                                 (in thousands)
                                  (Unaudited)


                                                  December 31     March 31
                                                         2002         2002
                                                     --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                                  (158)        (323)

     Adjustments to reconcile net income to net cash used in operating activities:

        Increase in prepaid expenses                     (13)
        (Increase)decrease in accounts receivable       (178)          30
        Increase(decrease) in current liabilities        250          (92)
        Decrease in Inventories                                       261
        Amortization                                                   28
        Settlement and stock compensation                             181
        Net gain on sale of investment                                (17)
                                                     --------     --------
     Net cash provided(used) in operating activities     (99)          68
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

        Acquisition of fixed assets                      (10)
        Sale of subsidiary                                            188
        Investment in subsidiary                        (337)
        Proceeds from sale of investment                               24
                                                     --------     --------
     Net cash (used) in investing activities            (347)         212
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of common stock              446
     Increase in floor financing                                    1,154
     Payments on floor Financing                                   (1,565)
     Other, net                                                         1
                                                     --------     --------
     Net cash provided(used) in financing activities     446         (410)
                                                     --------     --------

     Net decrease in cash and cash equivalents             0         (130)
                                                     --------     --------

     Cash and cash equivalents, beginning                  0         (130)
                                                     --------     --------

     Cash and cash equivalents, ending                     0            0
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

On September 12, 2002, the Company executed a letter of intent with a games designer based in Las Vegas, Nevada. The letter of intent set out that the Company was to acquire certain intellectual properties related to the convergence of electronic commerce with technology sectors of the entertainment industry. The Company was unable to raise sufficient capital to complete the proposed acquisition. The letter of intent lapsed and was not renewed.

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

                                              IRV, Inc.
                                              (Registrant)

Date: March 4, 2003                       /s/ Thomas E. Mills
      -----------------                       ----------------------------------
                                              Thomas E. Mills
                                              President

Date: March 4, 2003                       /s/ John Allen
      -----------------                       ----------------------------------
                                              John Allen
                                              Chief Financial Officer