Form 10-K
period 2003-03-31
SCARAB SYSTEMS INC
filed 2003-08-01
CIK 859747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

________ to ________

Commission file number 0-19949

Scarab Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1153522 (I.R.S. Employer Identification number)

406-280 Nelson Street, Vancouver, British Columbia (Address of principal executive offices)	V6B 2E2 (Zip Code)

Issuer's telephone number: (604) 417-6172

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's loss for the fiscal year ended March 31, 2003 was $396,277.

As of July 30, 2003, the aggregate market value of the Common Stock of the Issuer, based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was approximately $564,543.

As of July 30, 2003, 94,722,903 shares of Common Stock of the Issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

* Agreement and Plan of Reorganization dated March 25, 2002, and financial statements, by reference from the Form 8-K/A, August 9, 2002

* Articles of Incorporation, iRV, Inc., by reference from the Form 8-K, February 2000.

* Bylaws, iRV, Inc., by reference from the Form 8-K, February 2000.

* Proxy statement pursuant to section 14(a) of the securities exchange act of 1934, by reference from Definitive Proxy Statement, September 5, 2002.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Scarab Systems, Inc. (OTC BB: IRVV) is a development stage company that was formed by the merger of Scarab Systems, Inc., a Nevada corporation into iRV, Inc., a Colorado corporation, that subsequently changed its name to Scarab Systems, Inc. We are in the business of providing services to the e-commerce sector in the form of marketing, e-commerce development and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases.

Scarab Systems, Inc. was a privately owned Nevada corporation that was formed in October 8, 2001. It was initially formed in order to provide services to the e-commerce industry, and in particular to provide marketing services, e-commerce development services and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases. Scarab Systems, Inc. completed a $243,000 private placement in fiscal year 2002.

The effective date of the merger transaction between Scarab Systems, Inc. (Nevada) and iRV, Inc. was July 17, 2002. On that date the shareholders of Scarab Systems, Inc. (Nevada) received ten shares of the common stock of iRV, Inc. for each share of Scarab Systems, Inc. (Nevada) common stock owned. The number of outstanding shares of iRV, Inc. increased from 14,462,903 to 97,062,903. The 82,600,000 shares of iRV, Inc.'s stock issued to the former shareholders of Scarab Systems, Inc. (Nevada) represented, immediately after their issuance, 85.851% of the total issued and outstanding shares of iRV, Inc.'s common stock following the merger. This reorganization was accounted for as though it were a re-capitalization of Scarab Systems, Inc. (Nevada) and a sale of shares by Scarab Systems, Inc. (Nevada) in exchange for the net assets of iRV, Inc. Subsequent to completion of the reorganization, Scarab Systems, Inc. (Nevada) transferred all its assets and liabilities to iRV, Inc. and ceased to exist. The directors and executive officers of iRV, Inc. were subsequently reconstituted and iRV, Inc. changed its name to Scarab Systems, Inc.

Business of Issuer

Our business is to provide services to the e-commerce industry. These services have been comprised of marketing, e-commerce development and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases. In fiscal year 2003 we ceased operations with respect to marketing and the sale and distribution of transaction processing and payment services. Our e-commerce operations presently earn nominal revenue.

We currently have no facilities and no employees. Our administrative affairs are conducted by our officers as independent contractors. Our address is 406-280 Nelson Street, Vancouver, British Columbia V6B 2E2. Our telephone number is (604)417-6172. Our officers collectively own 6,000,000 shares of our common stock.

Payment Processing

We obtained from Scarab Systems, Inc. (Nevada) a license to be the exclusive distributor in certain market sectors of the Smart-e-Card produced by Bentley-Tel USA Inc. The Smart-e-Card was a private label card-based payment system that included ISP services, unified messaging services, domestic and international banking and phonecard services, medical file storage and retrieval services, health insurance membership, and college fund services.

On August 7, 2002, we were granted a license by Merchant Wired Global to be the sole independent distributor of products and services relating to electronic payment processing for Internet merchants and financial institutions.

On November 18, 2002, 2002, we were granted a license in partnership with Prima Benefits Corporation of Fort Lauderdale, Florida, to sell a card-based payment system that is viable under existing regulatory conditions, with exclusive rights in the certain market sectors. During the Period, we did not earn any revenue from payment processing.

We have been unable to retain sales staff sufficient to sell our financial transaction processing services or payment systems. Furthermore, the events of September 11, 2001, and subsequent regulatory changes, have had a substantial impact on the processing of financial transactions and electronic payment systems.

Our payment processing business has been unsuccessful and has failed to yield any revenue. Effective July 15, 2003, we ceased operations in respect of payment and transaction processing.

Marketing

We were given an option in fiscal year 2002 to acquire all the issued and outstanding shares of 485017 B.C. Ltd., a British Columbia company doing business at MarketEdge Direct ("MED"), as security against a subscription receivable of $337,500 for 6,750,000 shares from the shareholders of MED. MED was in the business of providing a wide range of marketing products and services. Effective August 7, 2002, we exercised the option and acquired all the issued and outstanding shares of MED. MED had realized a net operating profit of $40,586.71, on gross sales $1,104,648.08 for its fiscal year ended November 30, 2001. While MED had realized a pre-tax net loss of $14,376 on gross sales of $1,104,648 for its fiscal year ended November 30, 2001, it had become a strong brand in the marketing sector, with loyal clients and consistent revenue from sales. We believed that, with attention to business fundamentals, MED would gain control of its losses in fiscal year 2002, and would realize a profit in fiscal year 2003. Our acquisition of MED was treated as a non-material business combination.

On March 28, 2003, we entered into an agreement with the former shareholders of MED to sell MED back to them. We agreed with the former shareholders of MED that our acquisition of MED was not having satisfactory results for either party and that it was to the mutual benefit of all concerned that all the issued and outstanding shares of MED we acquired be sold back to them for 5,400,000 of our common shares.

As a result of the sale of MED back to its former shareholders, we do not have any marketing operations. We do not plan to pursue marketing operations in the foreseeable future.

E-Commerce

On March 28, 2003, we acquired all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia corporation ("Catalyst"). Catalyst is a Vancouver based, web design and Internet application developer. It specializes in the development of web-sites and Internet software design, primarily for the Health and Nutraceutical industry. It has developed web-sites for leading companies in the industry and is presently negotiating significant expansion of their portfolio. Our acquisition of Catalyst was treated as a non-material business combination.

Revenue generated by Catalyst has been nominal to date. While we are making efforts to develop Catalyst's e-commerce business, we have extremely limited resources with which to engage in marketing or promotion of its services. Without additional capital, we believe that the revenue earned by Catalyst will not be significant for the foreseeable future.

Plan of Operations

Notwithstanding our acquisition of Catalyst Technologies, Inc., we believe that it is in the best interests of the Company and its shareholders that we actively seek acquisition candidates. We believe the Company can offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The target company will, however, incur significant post-merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for our common stock, ownership in a "publicly-traded" as opposed to a "privately-held" company. We also believe target company shareholders may benefit in obtaining a greater ownership percentage in the Company remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

We expect to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. We do not intend to act as a general or limited partner in connection with partnerships we may merge with or acquire. We have not identified any particular area of interest within which it will concentrate its efforts.

We plan to seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by us will assist in identifying possible target companies. We have not established a specific level of earnings or assets below which it would not consider a merger or acquisition with a target company. Moreover, we may identify a target company, which is generating losses, which it will seek to acquire or merge with it. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of our common stock.

It should be noted, however, that our independent accountants audit report for the fiscal year ended March 31, 2003 contains a qualification and explanatory language that due to our recurring losses from operations and net capital deficiency, substantial doubts exist about our ability to continue as a going concern.

Plan of Acquisition

We plan to follow a systematic approach to identify our most suitable acquisition candidates. In the past, our officers and directors have not used consultants in an effort to identify potential target companies, although it is possible that such consultants may be used in the future. To date, there have been no discussions with and there exists no agreements or understandings with any particular consultant to provide such services for us. If a finder or consultant is engaged, of which there can be no assurance, we will make an effort to limit the scope and duration of the services to be performed by such consultant so as to minimize any costs associated with such services

As a reporting Company under Section 13 of the Exchange Act, we will be required to prepare and file an annual report on Form 10-KSB containing audited financial statements certified by an independent public accountant. In addition, we will be required to file Quarterly Reports on 10-QSB for the first, second and third interim periods which include unaudited financial statements for the quarter and year to date. In addition to the Quarterly and Annual Reports, extraordinary events outside of the ordinary course of business must be reported on Form 8-K, such as a change of control, a material acquisition or disposition of assets, changes in accountants and the like. Under certain circumstances, an acquisition of significant assets or a significant subsidiary will require the preparation of additional audited financial statements for the acquired business as well as pro forma financial information. Our officers, directors and ten-percent shareholders will also be subject to the beneficial ownership reporting requirements and short swing trading restrictions contained in Section 16 of the Exchange Act. All of the foregoing reporting requirements, and the associated costs of complying with such requirements, could limit the pool of potential acquisition or merger candidates.

While we will make every effort to fully comply with its reporting obligations under the Exchange Act, should such obligations be suspended for any reason in the future, we intend to continue to voluntarily file periodic reports.

First, we intend to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations, personal contacts of our affiliates, or by virtue of very limited advertising campaigns we may conduct. As is customary in the industry, we may pay a fee to a non-affiliate for locating a merger or acquisition candidate. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with industry standards. After preliminary candidates are identified, We will then apply certain of its broad criteria to the prospects. Essentially, this will entail a determination by us as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, we will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospects' businesses. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For example, at this stage, we may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, we will review the prospect's audited financial statements. Nevertheless, this evaluation is anticipated to provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

Assuming we are able to complete the preliminary evaluation process and select a limited number of companies for further study, of which there can be no assurance, it may enter into preliminary negotiations with target company management in order to obtain detailed financial and operational information. Following our receipt of such information, we will conduct an in-depth analysis of five major areas of concern with respect to the target company as follows:

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

We expect to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company that Target Company shareholders would acquire in exchange for their shares in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. Assets of a merger or acquisition candidate would be valued at historical cost for transactional purposes. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition we effect can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

The final stage of any merger or acquisition to be effected by us will require us to retain the services of our counsel and a qualified accounting firm in order to properly effect the merger or acquisition. We may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, we anticipate that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If we are unable to complete the merger or acquisition for any reason, our capital may be substantially depleted if legal fees and accounting costs have been incurred. We intend to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

We anticipate that it may be necessary to raise additional funds within the next 12 months to meet expenditures required for operations. There are no current plans or commitments in this regard, and there can be no assurance that we will be able to raise the funds necessary to continue its limited operations.

It is possible that acquisition targets are seeking a business combination with us as part of their efforts to raise additional capital. We do not intend to raise capital, either through the public or private sale of equity or debt securities to enable us to provide bridge capital to any potential acquisition candidate. Nor do we intend to borrow any funds or use any proceeds of any equity or debt offering to make payments to any of our management, promoters, or their respective affiliates or associates.

Role of Management in Acquisition Process

The consummation of any acquisition will likely result in a change in control of the Company, pursuant to which the officers, directors and principal shareholders of the acquired company will be issued sufficient numbers of shares of our common stock to exercise voting control immediately following the acquisition. In addition, the transaction may involve the sale by our current principal shareholders of all or a portion of their beneficial ownership of our common stock to the control persons of the acquired company. Such sale would be upon terms privately negotiated between the principals of the acquired company and our principal shareholders. Our shareholders will, in all likelihood, not be provided with information, including financial statements, of a business to be acquired or be afforded an opportunity to approve or consent to any stock buy-out transaction involving our principal shareholders. Moreover, our other shareholders will in all likelihood not be offered an opportunity to sell their shares of our common stock on the same or similar terms and conditions. We have not adopted and do not plan to adopt in the future any policy that would restrict, limit or prohibit management or our principal shareholders from negotiating a buy-out of their stock in connection with an acquisition transaction.

Competition

We will remain an insignificant participant among the firms, which engage in mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with numerous other small, blank check, public companies.

Regulation and Taxation

We could be subject to regulation under the Investment Company Act of 1940 in the event we obtain and continue to hold a minority interest in a number of entities. Our plan of operation is based upon the us obtaining a controlling interest in any merger or acquisition target company and, accordingly, we may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

We could also be required to register under the Investment Company Act of 1940 in the event it comes within the definition of an Investment Company contained in that Act due to its assets consisting principally of shares held in a number of other companies. We intend to seek at most one or two mergers or acquisitions, which transactions we believe will not result in the Company being deemed an "investment company" since its interests will be in majority or wholly owned subsidiaries which themselves will not be investment companies.

Any securities that we acquire in exchange for our common stock will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If we elected to resell such securities, such sale could not proceed unless a registration statement had been declared effective by the Securities and Exchange Commission or an exemption from registration was available. Section 4(1) of the 1933 Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale if various restrictions pertaining to such a sale are complied with. Although our plan of operation does not contemplate resale of securities acquired, in the event such a sale were necessary, we would be required to comply with the provisions of the 1933 Act.

As a condition to any merger or acquisition, it is possible that the target company management may request registration of our common stock to be received by target company shareholders. In such event, we could incur registration costs, and we intend to require the target company to bear most, if not all, of the cost of any such registration. If we do contribute toward the cost of such registration, our maximum contribution will be limited to the extent that we have assets available for such contribution. Alternatively, we may issue "restricted securities" to any prospective target company, which securities may be subsequently registered for sale or sold in accordance with Rule 144 of the Securities Act of 1933.

We intend to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company.

Employees and Consultants

The Company's President and Chief Executive Officer is Thomas E. Mills.

The Company's interim Chief Financial Officer is John S. Allen.

The Company's Chief Operations Officer is Lou Hilford.

The Company has no employees. Management services are provided to the Company by Thomas E. Mills, Lou Hilford, and John S. Allen, respectively, as independent contractors and under independent service agreements.

Intellectual Property

We own the registered domain names www.scarabsys.com, and www.gncbooks.com. We do not claim any other intellectual property protection to any of our assets and do not believe that our intellectual property is material to our operations.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property either for its own use or for investment purposes. Office space for our corporate offices is provided at no charge by our President, Thomas E. Mills.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any legal proceedings. However, the Company is in default under several agreements and is generally unable to make payment to its creditors. Some creditors have commenced collection proceedings that may evolve into legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its securities holders during the fourth quarter ended March 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The outstanding shares of the Company's common stock are traded over-the-counter on an electronic bulletin board under the symbol "IRVV". The Company's transfer agent is Computershare Investor Services, located at 350 Indiana Street, Suite 800, Golden, Colorado, 80401.

The following table summarizes the reported high and low bid and ask prices for the Company's Common Stock for the period April 1, 2000 through March 31, 2003. Since the quotations do not include commissions or the amounts that a dealer may mark-up or markdown the stock in a particular transaction, quotations may not accurately reflect the actual transactions that were completed during the fiscal period.

2001 Fiscal Year	High	Low
First Quarter	$1.13	$0.88
Second Quarter	$0.38	$0.31
Third Quarter	$0.13	$0.13
Fourth Quarter	$0.15	$0.13

2002 Fiscal Year	High	Low
First Quarter	$0.16	$0.09
Second Quarter	$0.15	$0.07
Third Quarter	$0.37	$0.05
Fourth Quarter	$0.64	$0.16

2003 Fiscal Year	High	Low
First Quarter	$0.17	$0.06
Second Quarter	$0.09	$0.01
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.03	$0.01

As of March 31, 2003, there were 202 record owners of the Company's common stock. Approximately 18 were held in the name of Cede & Co., an institution that holds stock for a large number of beneficial owners. We estimate the number of beneficial owners to exceed 200 stockholders.

Dividend Policy

The Company's Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in its sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

The Company declared a dividend of all of its shares of RAM to be distributed to its shareholders of record as of June 25, 2002. Payment of the dividend is subject to a registration statement being declared effective by the SEC.

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

Scarab Systems, Inc. (OTC BB: IRVV) is a development stage company that was formed by the merger of Scarab Systems, Inc., a Nevada corporation into iRV, Inc., a Colorado corporation, that subsequently changed its name to Scarab Systems, Inc. We are in the business of providing services to the e-commerce sector in the form of marketing, e-commerce development and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases.

Scarab Systems, Inc. was a privately owned Nevada corporation that was formed in October 8, 2001. It was initially formed in order to provide services to the e-commerce industry, and in particular to provide marketing services, e-commerce development services and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases. Scarab Systems, Inc. completed a $243,000 private placement in fiscal year 2002.

The effective date of the merger transaction between Scarab Systems, Inc. (Nevada) and iRV, Inc. was July 17, 2002. On that date the shareholders of Scarab Systems, Inc. (Nevada) received ten shares of the common stock of iRV, Inc. for each share of Scarab Systems, Inc. (Nevada) common stock owned. The number of outstanding shares of iRV, Inc. increased from 14,462,903 to 97,062,903. The 82,600,000 shares of iRV, Inc.'s stock issued to the former shareholders of Scarab Systems, Inc. (Nevada) represented, immediately after their issuance, 85.851% of the total issued and outstanding shares of iRV, Inc.'s common stock following the merger. This reorganization was accounted for as though it were a re-capitalization of Scarab Systems, Inc. (Nevada) and a sale of shares by Scarab Systems, Inc. (Nevada) in exchange for the net assets of iRV, Inc. Subsequent to completion of the reorganization, Scarab Systems, Inc. (Nevada) transferred all its assets and liabilities to iRV, Inc. and ceased to exist. The directors and executive officers of iRV, Inc. were subsequently reconstituted and iRV, Inc. changed its name to Scarab Systems, Inc. Accordingly, management's discussion and analysis of the Company's financial condition and results of operations is with regard to the continuation of Scarab Systems, Inc. (Nevada).

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

The Company's auditors have indicated, in their report dated July 19,2003, that there is substantial doubt regarding our ability to continue as a going concern as a result of a cumulative net loss since inception of $508,711 and a working capital deficiency of $213,922 as at March 31, 2003. We have not generated any income since our inception and our operations are nominal.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since commencing operations on October 8, 2001, and as of March 31, 2003, had an cumulative net loss of $508,711. On March 28, 2003, we terminated our acquisition of MED and as a result ceased our marketing operations. On July 15, 2003, we ceased operations with respect to payment and transaction processing. We currently generate nominal revenue through our wholly owned subsidiary, Catalyst Technologies, Inc. We continue to incur expenses, most of which relate to reporting obligations to shareholders and regulatory agencies. We also incur expenses in relation to acquisition activities. These expenses have been funded by our shareholders and officers, who, are under no obligation to continue such funding. Because of this uncertainty, our independent auditors qualified their report with regard to a substantial uncertainty about our ability to continue as a going concern.

In fiscal year 2002, we loaned the sum of $62,684 (CAD$100,000) to Healthnet International, Inc. ("Healthnet") with a view to entering into a business combination in fiscal year 2003. The loan bore interest at 15% per annum and was convertible at our option into shares of Healthnet at $0.50 (CAD$0.80) per share (125,000 shares). It was subsequently determined by management that a business combination with Healthnet was not feasible and demanded repayment of the loan. Healthnet was unable to pay the loan. Healthnet and the Company subsequently agreed that Healthnet would assign its holdings of all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia company ("Catalyst"), to the Company in full and final satisfaction of the debt owing by Healthnet to us. Catalyst is a web design and Internet application developer specializing in the development of web-sites and Internet software design, primarily for the Health and Nutraceutical industry. The acquisition of Catalyst was a non-material business combination, and was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The purchase price was allocated entirely to goodwill and was then written down to nil in accordance with SFAS No. 142 and 144, being the estimated fair value of the goodwill at year-end.

In fiscal year 2002, we were given an option to acquire all the issued and outstanding shares of 485017 B.C. Ltd., a British Columbia company doing business at MarketEdge Direct ("MED"), as security against a subscription receivable of $337,500 for 6,750,000 shares from the shareholders of MED. MED provided a wide range of marketing products and services. Effective August 7, 2002, we exercised the option and acquired all the issued and outstanding shares of MED. On March 28, 2003, we entered into an agreement with the former shareholders of MED to sell MED back to them for proceeds of the return of 5,400,000 shares of the Company that were valued at $358,582 (the original investment of $337,500 plus net income of MED totaling $21,082 from the period of August 7, 2002 to March 28, 2003).

Results of Operations - Overview

We were initially founded to provide services to the e-commerce sector in the form of electronic payment and transaction processing, marketing and web-site development services. Our business has not been successful.

We have not generated any revenue and have historically relied upon outside sources of debt and equity financing to fund operations. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

Results of Operations - Year Ended March 31, 2003 Compared to the Year Ended March 31, 2002

The comparison of operations between fiscal years 2003 and 2002 is affected by the fact that the Company was incorporated on October 8, 2001. Fiscal year 2003 included operations for a full year while Fiscal Year 2002 included operations for only six months.

Revenues. We earned no revenue in either fiscal years 2003 or 2002.

Operating Expenses. Our total operating expenses increased $234,611 from $112,434 in fiscal year 2002 to $347,045 in fiscal year 2003. Most of this difference was due to the increase in the number of operating months, from 6 months to 12 months, and an increase in general and administrative expenses associated with the reorganization that took place in July of 2003, increased operations and regulatory filing requirements. The following general and administrative expenses were increased:

Consulting. Consulting expenses increased from $61,092 in fiscal year 2002 to $170,469 in fiscal year 2003. This increase is primarily related to the fact that fiscal year 2003 was our first full year of operations. While the Company hired a new independent contractor to provide secretarial services in April of 2003, the number of consultants and the fees payable to them remained unchanged between fiscal year 2002 and fiscal year 2003.

Interest Expense on Long Term Debt. The Company did not have any interest bearing long term debt in fiscal year 2002. In fiscal year 2003, the Company obtained cumulative interest bearing long term debt financing in the amount of $90,921. Therefore, interest expense on long term debt increased from nil in fiscal year 2002 to $7,621 in fiscal year 2003. The company made no payments in respect of interest on long term debt during the period.

Office and Miscellaneous. Office and miscellaneous expenses increased from $8,256 in fiscal year 2002 to $30,756 in fiscal year 2003. The increase in this expense is almost entirely attributable to the fact that fiscal year 2003 was our first full year of operations, and that the Company secured appropriate office space in April 2003 which entailed purchasing furnishings, equipment and office supplies, and securing Internet access.

Professional Fees. In fiscal year 2003 the Company paid $65,780 to professionals as costs and expenses paid to locate and finalize two independent prospective debt financings. These financings were ultimately unsuccessful and did not take place. No such fees were paid in fiscal year 2002.

Rent. The increase in the rent expense from $13,898 in fiscal year 2002 to $29,485 in fiscal year 2003 is attributable entirely to the fact that fiscal year 2003 was the Company's first full year of operation, and that the Company secured new office space in April 2003. The new office space was more appropriate for the Company's operations and as the corporate head office.

Telephone. Telephone expenses increased from $1,110 in fiscal year 2002 to $15,252 in fiscal year 2003. This increase primarily resulted from access by our officers and staff to company telephones. Prior to us securing new corporate offices in April 2003, the cost of telephone communications was generally absorbed personally by our officers and staff.

Impairment of intangibles. In fiscal year 2002, we loaned the sum of $62,684 (CAD$100,000) to Healthnet International, Inc. ("Healthnet") with a view to entering into a business combination in fiscal year 2003. The loan bore interest at 15% per annum and was convertible at our option into shares of Healthnet at $0.50 (CAD$0.80) per share (125,000 shares). It was subsequently determined by management that a business combination with Healthnet was not feasible and demanded repayment of the loan. Healthnet was unable to pay the loan. We subsequently agreed with Healthnet that Healthnet would assign its holdings of all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia company ("Catalyst"), to us in full and final satisfaction of the debt owing by Healthnet to us. Catalyst is a web design and Internet application developer specializing in the development of web-sites and Internet software design, primarily for the Health and Nutraceutical industry. The acquisition of Catalyst was a non-material business combination, and was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The purchase price was allocated entirely to goodwill and was then written down to nil in accordance with SFAS No. 142 and 144, being the estimated fair value of the goodwill at year-end.

Net Loss. The Company's net loss increased from $112,434 ($0.00 per share) in fiscal year 2002 to $396,277 ($0.01 per share) in fiscal year 2003. This increase is generally attributable to the fact that fiscal year 2003 was the Company's first full year of operations, increased general and administrative expenses, and the write-off of goodwill associated with the acquisition of Catalyst Technologies.

Income Taxes

As at March 31, 2003, the Company has estimated tax losses carryforward for tax purposes of $520,000. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2003	2002

Loss carry forwards	$ 182,000	$ 39,000
Valuation allowance	(182,000)	(39,000)
	$ -	$ -

OFF-BALANCE SHEET ARRANGEMENTS

There is no transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have:

(i) any obligation under a guarantee contract;

(ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

(iii) any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

(iv) any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides us with financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services.

Contractual Obligations And Commercial Commitments

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Promissory Note Issued to Related Party (1)	$41,361.00	$41,361.00

Convertible Promissory Notes Issued to Unrelated Parties (2)	$16,531.00	$16,531.00

Promissory Notes Issued to Unrelated Parties (3) (not convertible)	$33,029.00	$33,029.00

Total Contractual Cash Obligations	$90,921.00	$90,921.00

(1) Promissory note in the amount of $40,000 issued March 15, 2003 to the Company's President, Thomas E. Mills (see "TRANSACTIONS WITH RELATED PARTIES AND CERTAIN OTHER PARTIES")

(2) Unsecured promissory notes issued to unrelated arm's length investors in respect of various debt financings. The notes are convertible at various rates of between $0.05 and $0.075 per share.

(3) Unsecured promissory notes issued to unrelated arm's length investors in respect of various debt financings. The notes bear various interest rates ranging between nil percent and 20 percent.

TRANSACTIONS WITH RELATED PARTIES AND CERTAIN OTHER PARTIES

On March 15, 2003, the Company issued to our President, Thomas E. Mills, an unsecured promissory note in the amount of $40,000 bearing interest at the rate of eight percent per year, that is due and payable on March 15, 2004. If the note is not paid by the due date, then interest will accumulate on the unpaid interest and principal at the rate of 20 percent per year. The note was issued in respect $40,000 advanced on behalf of the Company by Mr. Mills. The Board of Directors convened to evaluate the fairness of the promissory note without the benefit of advice from any third party or reference materials. It was resolved by the Board of Directors (Mr. Mills abstaining) that the promissory note was fair and further that the Company should issue the promissory note to Mr. Mills.

Critical Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary Catalyst Technologies Inc. All significant intercompany balances and transactions are eliminated.

(b) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2003 and 2002, cash and cash equivalents consist of cash only.

(c) Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(d) Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expense for the year ended March 31, 2003 was approximately $1,976 (2002 - $nil).

(e) Fixed Assets

Fixed assets are recorded at cost. Depreciation is based on the estimated useful lives of the assets and is computed using the double declining method as follows:

Furniture and fixtures 30%

(f) Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share".

(g) Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2003 the Company had no balance in a bank beyond insured limits.

(h) Foreign Currency Transactions

The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

(i) Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable and accrued liabilities and promissory notes. The carrying amount of accounts payable and accrued liabilities approximates fair value due to the short-term nature of these items. The promissory notes also approximate fair value based on evaluations of market interest rates and short-term nature of the payable.

(j) Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(k) Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the year ended March 31, 2003.

(l) Stock-based Compensation

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation". SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company will account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

The Company does not have a stock option plan nor granted any stock options since inception.

(m) Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at lest annually in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No.146 will not have an impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of indebtedness of Others: An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 will not have impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation : Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities : An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will not have an impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's financial statements.

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

If we choose to finance future acquisitions in whole or in part through the issuance of common stock or debt instruments convertible into our common stock, our existing shareholders could experience dilution and our earnings per share could also be impacted by the issuance of additional shares of capital stock in connection with those acquisitions. If we choose to enter into a business combination, the transaction may result in a substantial issuance of shares of common stock and a change in control of the Company.

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

ITEM 7. FINANCIAL STATEMENTS

SCARAB SYSTEMS, INC.

(A development stage enterprise)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2003 and 2002

Index

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC Canada V6J 1G1

Telephone: (604) 734-1112 Facsimile: (604) 714-5916

Website: www.ellisfoster.com

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

SCARAB SYSTEMS, INC.

(A development stage enterprise)

We have audited the consolidated balance sheets of Scarab Systems, Inc. ("the Company") (a development stage enterprise) as at March 31, 2003 and 2002, the related consolidated statements of stockholders' equity from October 8, 2001 (inception) to March 31, 2003 and the consolidated statements of operations and cash flows for the period ended March 31, 2003 and from October 8, 2001 (inception) to March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at March 31, 2003 and 2002 and the results of its operations and cash flows for the period ended March 31, 2003 and from October 8, 2001 (inception) to March 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada "MOORE STEPHENS ELLIS FOSTER LTD."

July 19, 2003 Chartered Accountants
SCARAB SYSTEMS, INC.
(A development stage enterprise)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
	March 31 2003	March 31 2002
ASSETS
Current
Cash and cash equivalents	$-	$14,927
Prepaid expenses and deposits	-	8,515
Total current assets	-	23,442
Smart-e-Card distribution rights (Note 3)	-	200
Loan receivable (Note 4)	-	62,684
Fixed assets, net of accumulated depreciation of $889	1,305	1,865
Total assets	$1,305	$88,191
LIABILITIES
Current
Accounts payable and accrued liabilities	$124,306	$-
Promissory notes	85,921	-
Total current liabilities	210,227	-
Promissory notes - non current	5,000	-
Total liabilities	215,227	-
STOCKHOLDERS' EQUITY
Share capital
Authorized: 100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 91,662,903 Common shares (March 31, 2002 - 81,300,000)	$91,663	$81,300

Additional paid in capital	162,626	458,265
Share subscriptions received (receivable)	40,500	(338,940)
Deficit accumulated during the development stage	(508,711)	(112,434)
Total stockholders' equity (deficit)	(213,922)	88,191
Total liabilities and stockholders' (deficiency)	$1,305	$88,191
The accompanying notes are an integral part of these financial statements.
SCARAB SYSTEMS, INC.
(A development stage enterprise)
Consolidated Statements of Stockholders' Equity
For the period from October 8, 2001 (inception) to March 31, 2003
(Expressed in US Dollars)
	Common Stock		Additional paid-in capital	Share subscription received / (receivable)	Deficit accumulated during development stage	Total stockholders' equity
	Shares	Amount
Stock issued for cash at $0.0001 per share in October, 2001
	54,250,000	$54,250	$(48,825)	$-	$-	$5,425
Stock issued for intangible asset acquisition at $0.0001 per share in October, 2001 (see Note 3)
	2,000,000	2,000	(1,800)	-	-	200
Issued 1,440,000 common stock at $0.0001 per share in October, 2001 (proceeds not received, see Note 7)
	14,400,000	14,400	(12,960)	(1,440)	-	-
Stock issued at $0.05 per share in November, 2001 (proceeds not received, see Note 7)
	6,750,000	6,750	330,750	(337,500)	-	-
Stock issued for cash at $0.05 per share in January, 2002
	3,900,000	3,900	191,100	-	-	195,000
Net (loss) for the period	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	81,300,000	$81,300	$458,265	$(338,940)	$(112,434)	$88,191

The accompanying notes are an integral part of these financial statements.
SCARAB SYSTEMS, INC.
(A development stage enterprise)
Consolidated Statements of Stockholders' Equity
For the period from October 8, 2001 (inception) to March 31, 2003
(Expressed in US Dollars)
	Common Stock		Additional paid-in capital	Share subscription received / (receivable)	Deficit accumulated during development stage	Total stockholders' equity
	Shares	Amount
Stock issued for cash at $0.0001 per share in October, 2001	54,250,000	$54,250	$(48,825)	$-	$-	$5,425

Balance, March 31, 2002	81,300,000	$81,300	$458,265	$(338,940)	$(112,434)	$88,191
Stock issued for cash at $0.025 $0.05 per share in April 2003	1,300,000	1,300	38,700	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	14,462,903	14,463	(14,463)	-	-	-
Acquisition of MarketEdgeDirect	-	-	-	337,500	-	337,500
Proceeds of share subscriptions				1,440		1,440
Return of stocks in connection of disposal of MarketEdgeDirect	(5,400,000)	(5,400)	(353,182)	-	-	(358,582)
Proceeds of 960,000 share subscriptions at $0.04 to $0.05 per share				40,500		40,500
2,410,200 Shares allotted for services rendered at $0.01 to $0.04 per share			33,306	-		33,306
Net (loss) for the period	-	-	-	-	(396,277)	(396,277)

Balance, March 31, 2003	91,662,903	$91,663	$162,626	$40,500	$(508,711)	$(213,922)

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	Cumulative October 8, 2001 (inception) to March 31, 2003	Year Ended March 31, 2003	October 8, 2001 (inception) to March 31, 2002
General and administrative expenses
Consulting	$231,561	$170,469	$61,092
Interest expense on long term debt	7,621	7,621	-
Legal and accounting	40,554	20,181	20,373
Office and Miscellaneous	39,012	30,756	8,256
Professional fees	65,780	65,780	-
Rent	43,383	29,485	13,898
Telephone	16,362	15,252	1,110
Travel	15,206	7,501	7,705

Operating (loss)	(459,479)	(347,045)	(112,434)
Other income (expense)
Write-off of goodwill	(70,114)	(70,114)	-
Write-off of Smart-e-Card Distribution Rights	(200)	(200)	-

Loss from continued operations	(529,793)	(417,359)	(112,434)
Net income from discontinued operations	21,082	21,082	-

Net loss for the period	$(508,711)	$(396,277)	$(112,434)
Basic and diluted earning (loss) per share,
Loss from continued operations		$(0.01)	$(0.00)
Net income from discontinued operations		0.00	-

Net (loss) for the period		$(0.01)	$(0.00)

Weighted average number of
common shares outstanding		88,029,483	71,441,950

The accompanying notes are an integral part of these financial statements.
SCARAB SYSTEMS, INC.
(A development stage enterprise)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative October 8, 2001 (inception) to March 31, 2003	Year Ended March 31, 2003	October 8, 2001 (inception) to March 31, 2002

Cash flows from (used in) operating activities
Net (loss) for the period	$(508,711)	$(396,277)	$(112,434)
Adjustment to reconcile net loss to
net cash used in operating activities:
- amortization	889	559	330
- write-off of goodwill	70,114	70,114	-
- write-off of Smart-e-Card Distribution Rights	200	200	-
- net income from the discontinued operations	(21,082)	(21,082)	-
- shares allotted for service rendered	33,306	33,306	-
Changes in non-cash working capital items:
- prepaid expenses and deposits	-	8,515	(8,515)
- accounts payable and accrued liabilities	116,877	116,877	-
	(308,407)	(187,788)	(120,619)

Cash flows used in investing activities
Loan to Healthnet (Note 4)	(62,684)	-	(62,684)
Acquisition of fixed assets	(2,195)	-	(2,195)
	(64,879)	-	(64,879)

Cash flows provided by financing activities
Proceeds from issuance of common stock	240,425	40,000	200,425
Proceeds from promissory notes	90,921	90,921	-
Proceeds from share subscriptions	41,940	41,940	-
	373,286	172,861	200,425

Increase (decrease) in cash and cash equivalents	-	(14,927)	14,927

Cash and cash equivalents, beginning of period	-	14,927	-

Cash and cash equivalents, end of period	$-	$-	$14,927

The accompanying notes are an integral part of these financial statements.

Incorporation and Continuance of Operations

The consolidated financial statements presented are those of Scarab Systems, Inc. and its wholly-owned subsidiary Catalyst Technologies Inc. ("Catalyst"). Collectively, they are referred to herein as "the Company".

Scarab Systems Inc. ("Scarab") was incorporated on October 8, 2001 under the laws of the State of Nevada. The Company, a development stage enterprise, is in the business of providing a comprehensive range of services to the e-commerce sector.

On March 25, 2002, iRV, Inc. ("iRV"), a company incorporated in Colorado on August 1, 1999, entered into an Agreement and Plan of Reorganization with Scarab, whereby iRV issued 82,600,000 share of its common stock in exchange for all of the outstanding common stock of Scarab. As part of the definitive agreement and plan of reorganization, iRV will transfer all its assets and liabilities to its subsidiaries and then spin off the subsidiaries and iRV will then become a non-operating shell company without any assets or liabilities. Immediately prior to the Agreement and Plan of Reorganization, iRV had 14,462,903 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Scarab because the shareholders of Scarab controlled iRV after the acquisition. Scarab was treated as the acquiring entity for accounting purposes and iRV was the surviving entity for legal purposes. The issued and outstanding common stock of Scarab prior to the completion of acquisition was restated to reflect the 82,600,000 common stock issued by iRV.

Subsequent to the completion of Reorganization, Scarab transferred all its assets and liabilities to iRV and ceased to exist, and iRV's name changed to Scarab Systems Inc. Accordingly, the consolidated financial statements are the continuation of Scarab.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company has not generated any operating revenues to date.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary Catalyst Technologies Inc. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2003 and 2002, cash and cash equivalents consist of cash only.

Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expense for the year ended March 31, 2003 was approximately $1,976 (2002 - $nil).

Fixed Assets

Fixed assets are recorded at cost. Depreciation is based on the estimated useful lives of the assets and is computed using the double declining method as follows:

Furniture and fixtures 30%

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share".

2. Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2003 the Company had no balance in a bank beyond insured limits.

Foreign Currency Transactions

The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable and accrued liabilities and promissory notes. The carrying amount of accounts payable and accrued liabilities approximates fair value due to the short-term nature of these items. The promissory notes also approximate fair value based on evaluations of market interest rates and short-term nature of the payable.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the year ended March 31, 2003.

2. Significant Accounting Policies (continued)

Stock-based Compensation

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation". SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company will account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

The Company does not have a stock option plan nor granted any stock options since inception.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of business acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at lest annually in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No.146 will not have an impact on the Company's consolidated financial statements.

2. Significant Accounting Policies (continued)

(n) New Accounting Pronouncements (continued)

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of indebtedness of Others : An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 will not have impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation : Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim consolidated financial statements. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities : An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will not have an impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.

2. Significant Accounting Policies (continued)

(n) New Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on the Company's consolidated financial statements.

  Smart-e-Card Distribution Rights

  In October, 2001, the Company entered into an agreement with BentleyTel USA Inc. ("Bentley"), pursuant to which the Company was granted a perpetual worldwide exclusive agency to Bentley's Smart-e-Cards. The Company issued 2,000,000 shares of its common stock at $0.0001 each for the distribution rights.

  In fiscal year 2003, the Company abandoned Smart-e-Card sales and distribution operations and charged the cost to operations.

  Business Acquisition

  In fiscal year 2002, the Company loaned the sum of $62,684 (CAD$100,000) to Healthnet International, Inc. ("Healthnet"). The loan bore interest at 15% per annum and was convertible into stocks in Healthnet at $0.50 (CAD$0.80) per share (125,000 shares).

  On March 28, 2003, Healthnet sold Catalyst Technologies, Inc. ("Catalyst") to the Company in satisfaction of the related debt owing. Catalyst was incorporated under the law of the Province of British Columbia, Canada, and is in the business of providing e-commerce services to bricks and mortar retailers. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

  4. Business Acquisition (continued)

  The allocation of the purchase price was as follows:

Net liabilities acquired	$ (7,430)
Consideration	62,684
Goodwill	70,114
Impairment of Goodwill	(70,114)
Balance	$ -

  In accordance with SFAS No. 142 and 144, the Company has written down the goodwill arising from the acquisition of Catalyst to nil, being the estimated fair value of the goodwill at year-end.

  Discontinued Operations

  Effective August 7, 2002, in connection with the 6,750,000 shares subscription receivable (Note 7b), the Company exercised its option to acquire all of the outstanding shares of 485017 B.C. Ltd., a Canadian company involved in Marketing and advertising services. On March 28, 2003, the Company entered into an agreement with the former shareholders of 485017 B.C. Ltd. to sell 485017 B.C. Ltd. to the former shareholder for the proceeds of the return of 5,400,000 shares of the Company which were valued at the $358,582 (the original investment of $337,500 plus net income of 485017 B.C. Ltd. totalling $21,082 from the period of August 7, 2002 to March 28, 2003).

  Promissory Notes

	2003	2002

Promissory notes : related party	$ 41,361	$ -
Promissory notes : convertible at $0.05 to $0.075 per share	16,531
Promissory notes : unrelated party	33,029	-
Total		-
Less: Current portion	(5,000)	-

	$ 85,921	$ -

  Promissory notes are unsecured and bearing interest at 0% to 20% per annum and repayable on maturity.

  Share Subscriptions

  In fiscal year 2002, 14,400,000 common stocks were subscribed at $0.0001 per share by certain investors. As at March 31, 2002, the total proceeds of $1,440 had not been received (received in 2003).

  In fiscal year 2002, 6,750,000 common stocks were subscribed at $0.050 per share. The subscriptions receivable, totalling $337,500, are secured by an option agreement to acquire all of the issued and outstanding shares of 485017 B.C. Ltd., a Canadian company involved in marketing and advertising services. (See Note 5)

  In fiscal year 2003, the Company received $40,500 for 960,000 shares subscription at $0.04 to $0.05 per share. The shares were issued subsequent to the year-end.

  Income Taxes

  As at March 31, 2003, the Company has estimated tax losses carryforward for tax purposes of $520,000. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

  The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2003	2002

Loss carry forwards	$ 182,000	$ 39,000
Valuation allowance	(182,000)	(39,000)
	$ -	$ -

  Related Party Transactions

  In fiscal year 2003, the Company paid or accrued consulting fees of $84,516 (2002 - $11,330) to the directors and a senior officer of the Company.

  Included in the accounts payable and promissory notes are $50,600 (2002 - $nil) and $41,361 (2002 - $nil), respectively, payable to the directors and a senior officer of the Company.

  Non-cash Activities

In fiscal year 2003, the Company allotted 2,410,200 shares at price range of $0.01 to $0.04 totalling $33,306 for the service rendered.

See notes 3, 4 and 5.

Comparative Figure

Certain of the comparative figures have been reclassified to conform to the current year's presentation.ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We adopt by reference the disclosure made in item 4 and exhibit 16 of Form 8-K/A filed by us with the Securities and Exchange Commission on August 9, 2002. Except as already disclosed in this item, there were neither changes in accountants nor disagreements of the type required to be reported under this item between us and our independent accountants during the fiscal years ended March 31, 2002 or 2003.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:
Name	Age	Position	Director/Officer Since
Thomas E. Mills	35	Chief Executive Officer, President & Director	2002
Lou Hilford	58	Chief Operations Officer & Director	2002
John S. Allen	37	Secretary & Chief Financial Officer	2002

During fiscal year 2003, Clifford Thygesen resigned as the interim President and as a Director of iRV, Inc.; and Robert Scott resigned as a Director of iRV, Inc. During fiscal year 2002, Mr. Clifford Neuman resigned as director of iRV, Inc.. During fiscal year 2001, Mr. John Deufel resigned as president of iRV, Inc.

Thomas E. Mills has served as our President, Chief Executive Officer and a Director since 2002. He was President of Scarab Systems, Inc. (Nevada), until it ceased to exist in 2002. From 2000 to 2001, Mr. Mills was in-house counsel for Healthnet International, Inc. of Colorado. During Mr. Mills' tenure at Healthnet, the company's common stock was quoted on the NASD over-the-counter bulletin board under the trading symbol "HLNT". Previously, Mr. Mills was an associate with McRae, Holmes & King, a firm of Barristers and Solicitors in Vancouver, British Columbia. Mr. Mills received a Bachelor of Arts degree from the University of Waterloo in 1992, and a Bachelor of Laws degree from the University of British Columbia in 1996.

Lou Hilford has served as our Chief Operations Officer and a Director since 2002. For the five years previous, Mr. Hilford has been the President of Loudon Consultants Incorporated, a privately held consulting firm, specializing in casino, bingo and card room design and marketing, government lobbies, community studies, horse racing, charity and First Nations gaming.

John S. Allen has served as our Secretary, Chief Information Officer and interim Chief Financial Officer since 2002. He has been employed by us since 2002 and previously was employed from 1999 to 2002 as the Managing Director of Hedge Fund Research, LLC, Chicago, Illinois. Previously, he was a consultant to NorthStar International Group Inc. of Metuchen, New Jersey. He is presently obtaining a Masters of Business Administration from the Heriot-Watt University in Edinburgh.

All directors serve for terms of one year each, and are subject to re-election at our regular Annual Meeting of Shareholders, unless they earlier resign.

During the fiscal years ending March 31 2003 and 2002, we had standing Audit and Compensation Committees comprised of the Board of Directors. The members of the Audit Committee for the fiscal year ending in 2003 were Thomas E. Mills and Lou Hilford. The members of the Audit Committee for the fiscal year ending in 2002 were Clifford C. Thygesen and Robert A. Scott. No member of the Audit Committee receives any compensation for his service as a member of that Committee. During the fiscal years ending in 2003 and 2002, the Audit Committee held no meetings.

The Audit Committee is responsible for providing assurance that financial disclosures made by us reasonably portray our financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by us, reviews with us the Management's Discussion and Analysis section of the Annual Report, and reviews the letter of Management Representations given to the independent public accountants.

The Audit Committee has determined that we do not have an audit committee financial expert serving on our audit committee. We have not had sufficient capital to secure the services of anyone qualified to act as a financial expert.

During the fiscal year ending in 2003 the Compensation Committee consisted of Thomas E. Mills and Lou Hilford. During the fiscal year ending in 2002, the Compensation Committee consisted of Clifford C. Thygesen and Robert A. Scott. No member of the Compensation Committee receives any additional compensation for his service as a member of that Committee. During the fiscal years ending in 2003 and 2002, the Compensation Committee held no meetings. The Compensation Committee is responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of management incentive compensation plans, and reviewing the performance of the President and Chief Executive Officer.

There are no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Except as noted herein or below, during the last five-(5) years none of our directors or officers have:

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

Any transactions between us and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm's-length basis.

Indemnification and Limitation on Liability of Directors

The Company's Articles of Incorporation provide that the Company shall indemnify, to the fullest extent permitted by Colorado law, any director, officer, employee or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present official of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Our Articles of Incorporation limit the liability of its directors to the fullest extent permitted by the Colorado Corporation Code. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles. Our executive officers will dedicate sufficient time to fulfill their fiduciary obligations to our affairs. We have no retirement, pension or profit sharing plans for our officers and directors.

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All of these filing requirements were satisfied by the Company's Officers, Directors, and ten-percent holders, except as follows:

Thomas E. Mills, President, Chief Executive Officer and a Director, filed his Form 5 declaration late, on July 31, 2003.

Lou Hilford, Chief Operations Officer and a Director, is late in filing his Form 5 declaration..

John S. Allen, Secretary and Chief Financial Officer, filed his Form 5 declaration late, on July 31, 2003.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO"), and our four most highly compensated executive officers other than the CEO, for all services rendered in all capacities to us and our subsidiaries for each of our last three completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

TABLE 1

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(1) Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Options /SARs	LTIP Payouts	All Other Compen- sation
Thomas E. Mills, President	2002	$25,830	nil	nil	nil	nil	nil	nil
Clifford C. Thygesen (2)(3) Interim President	2002	nil	nil	nil	nil	nil	nil	nil
John Deufel (4) CEO and President	2001	$63,000	nil	nil	100,000	50,000	nil	$117,000

(1)

No executive officer received greater than $100,000 in salary during the fiscal years ended March 31, 2003 or 2002. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

(2)	Mr. Thygesen resigned during 2002
(3)

Messrs. Thygesen (former President) and Jennings (former Chief Financial Officer) provided executive services to iRV, Inc. through their management company, Gunpark Management, LLC. For those services during fiscal 2002, Gunpark Management, LLC was issued 400,000 shares of common stock. Messrs. Thygesen and Jennings are each 50% members of that entity.

(4)	Mr. Deufel resigned during 2000

Employment Matters

In July 2002, Clifford C. Thygesen, resigned from his position as an officer and director of iRV, Inc. The resignation was mutually agreed upon by Mr. Thygesen and iRV, Inc.

In July 2002, we appointed Thomas E. Mills and Lou Hilford to the Board of Directors. The members of our Directors do not receive any compensation for their services as directors.

In July 2002, we appointed Thomas E. Mills as President and Chief Executive Officer, Lou Hilford as Chief Operations Officer, and John Allen as interim Chief Financial Officer. These Officers provide their services as independent contractors pursuant to consulting agreements entered into with us. Each such agreement provides that the officer will receive $2,152 (CAD$3,000) per month to provide the services reasonably necessary for the fulfillment of his position. Each respective agreement may be terminated by any respective party thereto after giving 90 days written advance notice to the other party.

IRV, Inc. 2000 Equity Incentive Plan

In February 2000, the Board of Directors of iRV, Inc. authorized, and in March 2000, its stockholders approved, the 2000 Equity Incentive Plan for its executive and other employees, plus a limited number of outside consultants and advisors. Under the Equity Incentive Plan, iRV, Inc.'s employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or restricted stock. A maximum of 3,000,000 shares of iRV, Inc.'s common stock are subject to the Equity Incentive Plan. As of the date of this Memorandum, no stock appreciation rights or restricted stock has been granted under the Equity Incentive Plan, and options to purchase 300,000 shares of iRV, Inc.'s common stock have been granted, including options to purchase 150,000 shares which have been granted to its non-employee directors. To date, no restricted shares have been issued pursuant to the Plan. The purpose of the Equity Incentive Plan was to provide employees, including iRV, Inc.'s officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to iRV, Inc.'s long-term performance and growth, to join their interests with the interests of its shareholders, and to facilitate attracting and retaining employees of exceptional ability.

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

On July 17, 2002, there occurred a change of control of iRV, Inc. through a reverse takeover by Scarab Systems, Inc. (Nevada). As a result of the reverse takeover, all issued and outstanding options to purchase shares of the common stock of iRV, Inc. were canceled.

As of March 31, 2003, there were no options to purchase shares of our common stock outstanding.

The following table sets forth certain information concerning the granting of incentive stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:

TABLE 2 Option/SAR Grants in the Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Thomas E. Mills	nil	n/a	n/a	n/a
Clifford C. Thygesen	nil	n/a	n/a	n/a

The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

TABLE 3 Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2)(3) Exercisable/ Unexercisable
Thomas E. Mills	-0-	-0-	0/0	0/0
Clifford C Thygesen	-0-	-0-	0/0	0/0

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

(3)	As of June 30, 2003, the fair market value of the securities underlying the options was less than the exercise price of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2003 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, (ii) all Directors individually, (iii) all Officers individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Title	Name & Address	Shares Beneficially Owned (4)
of Class	of Beneficial Owner	Number	Percent(1)
Common Stock	Stephen K. Parker (2) Lauriston House Suite 101 Lower Collymore Rock St. Michael, Barbados	17,155,000	18.1%

Common Stock	Thomas E. Mills 2708-939 Homer Street Vancouver, British Columbia V6B 2W6	2,000,000	2.1%

Common Stock	Lou Hilford 7866 Vivian Drive Vancouver, British Columbia V6S 2V9	2,000,000	2.1%

Common Stock	John S. Allen 9-1606 Nelson Street Vancouver, British Columbia V6G 1M5	2,000,000	2.1%

Common Stock	All Officers and Directors as a Group (3 Persons)	6,000,000	6.3%

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Annual Report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Includes 100,000 shares issued by consent resolution of our Board of Directors on September 15, 2002, the issuance of which was not registered with Scarab's transfer agent until July, 2003.
(3)	Includes 2,000,000 shares issued by consent resolution of our Board of Directors on February 15, 2003, the issuance of which was not registered with our transfer agent until July, 2003.
(4)	Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership indicated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

	Exhibit No.	Title
*	2.1

Agreement and Plan of Reorganization by and between iRV Inc, Scarab Systems, Inc. and certain shareholders of Scarab Systems Inc. dated March 25, 2002, and financial statements, by reference from the Form 8-K/A, August 9, 2002

*	3.1	Articles of Incorporation, iRV, Inc., by reference from the Form 8-K, February 2000.
*	3.2	Bylaws, iRV, Inc., by reference from the Form 8-K, February 2000.
*	4.1	Promissory Note dated March 15, 2003 issued to Thomas E. Mills
*	20.1	Proxy statement pursuant to section 14(a) of the securities exchange act of 1934, by reference from Definitive Proxy Statement, September 5, 2002
*	21.1	Subsidiaries of the Registrant
	23.1	Consent of Certifying Accountants
	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.1	Officers' Certification

(b) Reports on Form 8-K

On April 8, 2003, the Registrant filed a current report on Form 8-K advising of a change of name of the Registrant, the appointment of a director, a non-material business combination and the termination of a non-material business combination.

On July 8, 2003, the Registrant filed a current report on Form 8-K advising under Item 5 that it was withdrawing a Form 15 filed June 30, 2003.

On July 31, 2003, the Registrant filed a current report on Form 8-K advising of the resignation of a director.

ITEM 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this report, evaluated our internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, the Company's Chief Executive Officer and Chief Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
SCARAB SYSTEMS, INC.
Date: July 31, 2003	By:/s/ Thomas E. Mills Thomas E. Mills, Chief Executive and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Thomas E. Mills Thomas E. Mills	Chief Executive/President & Director	July 31, 2003
/s/ Lou Hilford Lou Hilford	Chief Operations Officer & Director	July 31, 2003
/s/ John S. Allen John S. Allen	Chief Financial Officer	July 31, 2003

Exhibit 4.1

Promissory Note dated March 15, 2003 issued to Thomas E. Mills

PROMISSORY NOTE

$40,000 USD Vancouver, British Columbia

March 15, 2003

FOR VALUE RECEIVED, the undersigned, promises to pay to the order of THOMAS E. MILLS at, or at such other place as the holder of this Note may from time to time designate, the principal sum of FORTY THOUSAND DOLLARS ($40,000), with interest on the unpaid principal balance from time to time outstanding at the rate of EIGHT PERCENT (8%) per annum until paid, commencing on the date hereof.

Principal and interest under this Note shall be due and payable on March 15, 2004, on which day all principal then remaining unpaid and all accrued but unpaid interest shall be payable in full.

The undersigned agrees that time is of the essence and that in the event payment of principal under this Note is not made when due, giving effect to any grace period which may be applicable, the outstanding principal balance hereof shall immediately bear interest at the rate of TWENTY PERCENT (20%) per annum for so long as such event of default continues.

All agreements between the undersigned and the holder of this Note are expressly limited so that in no contingency or event whatsoever shall the amount paid or agreed to be paid to the holder hereof for the use, forbearance or detention of money advanced hereunder exceed the highest lawful rate permissible under any law which a court of competent jurisdiction may deem applicable hereto. If, from any circumstances whatsoever, fulfillment of any provision hereof or any instrument securing this Note or any other agreement referred to herein, at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by law which a court of competent jurisdiction may deem applicable hereto, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity, and if from any circumstances the holder hereof shall ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the unpaid principal balance due hereunder and not to the payment of interest. This provision shall control every other provision of all agreements between the undersigned and the holder hereof.

If this Note is not paid when due, whether at maturity or by acceleration, the undersigned promises to pay all costs of collection by the holder hereof on account of such collection, whether or not suit is filed hereon or thereon; such costs and expenses shall include, without limitation, all costs, expenses and attorneys' fees actually incurred by the holder hereof in connection with any insolvency, bankruptcy, arrangement or other similar proceedings involving the undersigned, or involving any endorser or guarantor hereof, which in any way affects the exercise by the holder hereof of its rights and remedies under this Note or under any mortgage, deed of trust, security agreement, guaranty or other agreement securing or pertaining to this Note. As used herein, "actual attorneys' fees" or "attorneys' fees actually incurred" means the full and actual cost of any legal services actually performed in connection with the matter for which such fees are sought calculated on the basis of the usual fees charged by the attorneys performing such services, and shall not be limited to "reasonable attorneys' fees" as that term may be defined in statutory or decisional authority.

Presentment, demand, protest, notices of protest, dishonor and nonpayment of this Note and all notices of every kind are hereby waived by all parties to this Note, whether the undersigned, principal, surety, guarantor or endorser, except as provided herein. To the extent permitted by applicable law, the defense of the statute of limitations is hereby waived by the undersigned.

Principal and interest evidenced hereby are payable only in lawful money of the United States. The receipt of a cheque shall not, in itself, constitute payment hereunder unless and until paid in good funds.

This Note is to be governed by and construed in accordance with the laws of the Province of British Columbia and the laws of Canada as they may apply therein. In any action brought under or arising out of this Note, the undersigned hereby consents to the in personam jurisdiction of the Supreme Court of British Columbia sitting in Vancouver, British Columbia, waives any claim or defense that such forum is not convenient or proper, and consents to service of process by any means authorized by British Columbia law.

THE UNDERSIGNED HEREBY WAIVES, AND COVENANTS THAT THE UNDERSIGNED WILL NOT ASSERT (WHETHER AS PLAINTIFF, DEFENDANT OR OTHERWISE), ANY RIGHT TO TRIAL BY JURY IN ANY FORUM IN RESPECT OF ANY ISSUE, CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING OUT OF OR BASED UPON THIS NOTE, THE SUBJECT MATTER HEREOF OR ANY DOCUMENT RELATING HERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING OR WHETHER IN CONTRACT OR IN TORT OR OTHERWISE.

IN WITNESS WHEREOF, Payor has caused this Promissory Note to be signed on the date first above written.

SIGNED SEALED and DELIVERED by )

IRV INC. in the presence of: ) IRV, INC.

)

Name: John Allen )

)

Address: 9-1650 Nelson St., Vancouver, BC ) per: /s/ Lou Hilford

) Lou Hilford

Occupation: Businessman ) Chief Operations Officer

EXHIBIT 21.1

SUBSIDIARIES OF THE REGISTRANT

Catalyst Technologies, Inc. (British Columbia)

dba Catalyst

Wholly Owned

EXHIBIT 21.1

CONSENT OF CERTIFYING ACCOUNTANTS

MOORE STEPHENS ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC Canada V6J 1G1

Telephone: (604) 737-8117 Facsimile: (604) 714-5916

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement listed below of our report dated July 19, 2003, with respect to the consolidated financial statements Scarab Systems, Inc. included in its Form 10-KSB for the year ended March 31, 2003, filed with the Securities and Exchange Commission.

"MOORE STEPHENS ELLIS FOSTER LTD."

Vancouver, British Columbia Chartered Accountants

Canada

July 31, 2003

EXHIBIT 31.1

CERTIFICATION

I, Thomas E. Mills, certify that:

1. I have reviewed this annual report on Form 10-KSB of Scarab Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 31, 2003

By /s/ Thomas E. Mills

Thomas E. Mills

Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION

I, John S. Allen, certify that:

1. I have reviewed this annual report on Form 10-KSB of Scarab Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 31, 2003

By /s/ John S. Allen

John S. Allen

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Scarab Systems, Inc. on Form 10-KSB for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Thomas E. Mills, Chief Executive Officer and President of the Company, and John S. Allen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 31, 2003 By /s/ Thomas E. Mills

Thomas E. Mills

Chief Executive Officer and President

Date: July 31, 2003 By /s/ John S. Allen

John S. Allen

Chief Financial Officer