Form 10QSB
period 2003-06-30
SCARAB SYSTEMS INC
filed 2003-08-18
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly Period ended June 30, 2003

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition Period from _____________ to _____________

Commission file number 000-19949

SCARAB SYSTEMS, INC.

--------------------

(Exact name of small business issuer as specified in its charter)
Colorado	84-1153522
-------------------------------	---------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

406-280 Nelson Street, Vancouver, British Columbia V6B 2E2

---------------------------------------------------------------

(Address of principal executive offices)

(604) 417-6172

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

Part I -- Financial Information

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Scarab Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, and its results of operations for the three-month periods ended June 30, 2003 and 2002 and its cash flows for the three-month periods ended June 30, 2003 and 2002. The Company's balance sheet as of March 31, 2003 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

SCARAB SYSTEMS, INC.
(A development stage enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
		June 30	March 31
		2003	2003
		(unaudited)
ASSETS
Current
Cash and cash equivalents		$2,133	$-
Prepaid expenses and deposits		-	-
Total current assets		2,133	-
Fixed assets, net of accumulated depreciation of $1,085		1,109	1,305

Total assets		$3,242	$1,305

LIABILITIES
Current
Accounts payable and accrued liabilities		$161,806	$124,306
Promissory notes (Note 3)		93,421	85,921
Total current liabilities		255,227	210,227
Promissory notes - non current		5,000	5,000
Total liabilities		260,227	215,227

STOCKHOLDERS' EQUITY

Share capital
Authorized:
100,000,000	common shares with a par value of $0.001 per share
Issued and outstanding: 91,662,903 Common shares
(June 30, 2003 - 91,662,903)		$91,663	$91,663

Additional paid in capital		203,126	162,626
Share subscriptions received (receivable)		-	40,500
Deficit accumulated during the development stage		(551,774)	(508,711)
Total stockholders' equity (deficit)		(256,985)	(213,922)

Total liabilities and stockholders' (deficiency)		$3,242	$1,305

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	Three months ended June 30, 2003		Three months ended June 30, 2002

General and administrative expenses
Consulting (Note 4)	$37,500		$-

Operating (loss)	(37,500)		-

Loss from continued operations	(37,500)		-

Net income from discontinued operations	-		(45,591)

Net loss for the period	$(37,500)		$(45,591)

Basic and diluted earning (loss) per share,
Loss from continued operations	$(0.01)	$
Net income from discontinued operations	0.00		0.00

Net (loss) for the period	(0.01)		$(0.00)

Weighted average number of
common shares outstanding	88,029,483		14,147,903

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Three months ended June 30, 2003	Three months ended June 30, 2002

Cash flows from (used in) operating activities
Net (loss) for the period	$(37,500)	$(45,591)
Adjustment to reconcile net loss to
net cash used in operating activities:
- discontinued operations	-	45,591
Changes in non-cash working capital items:
- accounts payable and accrued liabilities	32,133	-

Net Cash used in operating activities	5,367	-

Cash flows used in investing activities	-	-

Cash flows provided by financing activities	-	-
Loan from unrelated party (Note 3)	$7,500	$-

Increase (decrease) in cash and cash equivalents	2,133	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$2,133	$-

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

1. Incorporation and Continuance of Operations

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

The consolidated financial statements for the three months ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2. Significant Accounting Policies

The Consolidated Financial Statements for the three months ended June 30, 2003 and 2002 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

Notes to Consolidated Financial Statements (continued)

(Expressed in U.S. Dollars)

3. Promissory Notes

On June 10, 2003, the Company issued an unsecured promissory note to an unrelated investor for $7,500 in connection with a debt financing. The note bears interest at the rate of 3% per year and is repayable on June 10, 2005. Proceeds from the financing were used by the Company for operating capital.

4. Related Party Transactions

In the quarter ended June 30, 2003, the Company paid or accrued consulting fees of $37,500 to the directors and a senior officer of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended June 30, 2003.

Overview

Our business is to provide services to the e-commerce industry. Historically, these services have been comprised of marketing, e-commerce development and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases. In fiscal year 2003 we ceased operations with respect to marketing and the sale and distribution of transaction processing and payment services. Our e-commerce operations presently earn nominal revenue.

We currently have no facilities and no employees. Our administrative affairs are conducted by our executive officers as independent contractors. Our address is 406-280 Nelson Street, Vancouver, British Columbia V6B 2E2. Our telephone number is (604)417-6172.

Results of Operations

The Company incurred a loss from operations during the period of $37,500.

The Company did not earn any revenue from operations during the period.

Liquidity and Capital Resources

The Company has not been able to generate cash flows from operations in amounts required to meet its cash requirements.

The Company will be required to locate debt or equity financing within the next 12 months of operations, which may include loans from its executive officers. There is no guarantee that the Company will be successful in obtaining such financing.

Other than the foregoing, Management knows of no trends, demands or uncertainties that are reasonably likely to have an impact on the Company's liquidity or capital resources.

Plan of Operations

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

First, we intend to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations, personal contacts of our affiliates, or by virtue of very limited advertising campaigns we may conduct. As is customary in the industry, we may pay a fee to a non-affiliate for locating a merger or acquisition candidate. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with industry standards. After preliminary candidates are identified, we will then apply certain broad criteria to the prospects. Essentially, this will entail a determination by us as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, we will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospects' businesses. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For example, at this stage, we may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, we will review the prospect's audited financial statements. Nevertheless, this evaluation is anticipated to provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

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

Item 3. Controls and Procedures

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

Part II. Other Information

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibit	Description
	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.1	Officers' Certification

(b)	Date of Current Report	Description
	April 8, 2003	Form 8-K reporting change of name, appointment of director, acquisition of Catalyst Technologies Inc., and termination of acquisition of 485017 B.C. Ltd.
	July 8, 2003	Form 8-K reporting withdrawal of Form 15
	August 1, 2003	Form 8-K reporting that appointee declined directorship.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCARAB SYSTEMS, INC.

(Registrant)

Date: August 15, 2003 /s/ Thomas E. Mills

Thomas E. Mills, President

Date: August 15, 2003 /s/ John Allen

John Allen

Chief Financial Officer

Exhibit 31.1

Certification

I, Thomas E. Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Scarab Systems, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 15, 2003

By /s/ Thomas E. Mills

Thomas E. Mills

Chief Executive Officer and President

Exhibit 31.2

Certification

I, John S. Allen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Scarab Systems, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 15, 2003

By /s/ John S. Allen

John S. Allen

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Scarab Systems, Inc. on Form 10-QSB for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Thomas E. Mills, Chief Executive Officer and President of the Company, and John S. Allen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2003 By /s/ Thomas E. Mills

Thomas E. Mills

Chief Executive Officer and President

Date: August 15, 2003 By /s/ John S. Allen

John S. Allen

Chief Financial Officer