Form 10-Q
period 2003-09-30
SCARAB SYSTEMS INC
filed 2003-11-25
CIK 859747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly Period ended September 30, 2003

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

 As of September 30, 2003, 94,722,903 shares of Common Stock of the Issuer were outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                         Part I -- Financial Information

Item 1.   Financial Statements

The consolidated financial statements included herein have been prepared by Scarab Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, and its results of operations for the six-month periods ended September 30, 2003 and 2002 and its cash flows for the six-month periods ended September 30, 2003 and 2002. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

SCARAB SYSTEMS, INC.
(A development stage enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
================================================================================
                                                 September 30       September 30
                                                         2003               2002
                                                  (unaudited)        (unaudited)
ASSETS

Current

  Cash and cash equivalents                  $          2,133   $          3,000
  Prepaid expenses and deposits              $              -   $         13,000
  Accounts Receivable                        $              -   $        146,000

Total current assets                         $                  $        162,000
                                                        2,133
Fixed assets, net of accumulated             $            929   $          9,000
  depreciation of $1,265
Other Assets
  Investment in subsidiary                   $              -   $        337,000
Total other assets                           $              -   $        337,000

Total assets                                 $          3,062   $        508,000

LIABILITIES
Current
  Accounts payable and accrued liabilities   $        188,806   $        218,000
  Promissory notes (Note 3)                  $         93,421   $          2,000
Total current liabilities                    $        282,227   $        220,000
  Promissory notes - non current             $          5,000   $              -
Total liabilities                            $        287,227   $        220,000

STOCKHOLDERS' EQUITY

Share capital
Authorized:
  100,000,000 common shares with a par value
  of $0.001 per share
Issued and outstanding:
  91,662,903 Common shares
  (September 30, 2002 - 99,999,903)          $        91,663    $        100,000

Additional paid in capital                   $        203,126   $        466,000
  Deficit accumulated during the             $      (578,954)   $      (278,000)
  development stage
Total stockholders' equity (deficit)         $      (284,165)   $      (288,000)
Total liabilities and stockholders'          $          3,062   $        508,000
(deficiency)

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
================================================================================
                                                   Six months         Six months
                                                        ended              ended
                                                 Sep. 30,2003      Sep. 30, 2003
                                                  (unaudited)        (unaudited)

Revenues
  Sales                                      $              -   $        399,000
  Cost of Sales                              $              -   $        272,000
  Gross Profit                               $              -   $        127,000

General and administrative expenses          $              -   $        283,000
  Consulting (Note 4)                        $         64,500   $              -

Operating (loss)                             $       (64,500)   $      (156,000)

Net loss for the period                      $       (64,500)   $      (156,000)

Basic and diluted earning (loss) per share,
  Loss from continued operations             $        (0.001)   $        (0.001)

Net (loss) for the period                    $        (0.001)   $        (0.001)

Weighted average number of common shares     $     88,029,483   $     99,999,903
outstanding

The accompanying notes are an integral part of these financial statements.



SCARAB SYSTEMS, INC.
(A development stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
================================================================================
                                                   Six months         Six months
                                                        ended              ended
                                                 Sep. 30,2003      Sep. 30, 2003
                                                  (unaudited)        (unaudited)

Cash flows from (used in) operating
activities
  Net (loss) for the period                  $       (64,500)   $      (156,000)
  Adjustment to reconcile net loss to
   net cash used in operating activities:
    - Increase in accounts receivable        $              -   $      (146,000)
    - Increase in prepaid expenses and       $              -   $       (13,000)
deposits
  Changes in non-cash working capital
items:
    - accounts payable and accrued           $         59,133   $        220,000
liabilities

Net Cash used in operating activities        $          5,367   $      (169,000)

Cash flows used in investing activities      $              -   $        (9,000)
    - Investment in subsidiary               $              -   $      (337,000)

Net Cash (used) in investing activities      $              -   $      (348,000)

Cash flows provided by financing activities
  Loan from unrelated party (Note 3)         $          7,500   $              -
    - Proceeds from issuance of common       $              -   $        520,000
stock

Net Cash provided by financing activities    $              -   $        520,000

Increase (decrease) in cash and cash         $          2,133   $          3,000
equivalents

Cash and cash equivalents, beginning of      $              -   $              -
period

Cash and cash equivalents, end of period     $          2,133   $          3,000

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

     The consolidated financial statements for the six months ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

     The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.   Significant Accounting Policies

     The Consolidated Financial Statements for the six months ended September 30, 2003 and 2002 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

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

4.   Related Party Transactions

     In the six month period ended September 30, 2003, the Company paid or accrued consulting fees of $64,500 to the directors and senior officers of the Company. In the quarter ended September 30, 2003, the Company paid or accrued consulting fees of $27,000 to the directors and senior officers of the Company.

Item 2.    Management's Discussion and Analysis or Plan of Operations

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended September 30, 2003.

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

Results of Operations

The Company incurred a loss from operations during the three-month period ending September 30, 2003, of $27,000.

The Company incurred a loss from operations during the six-month period ending September 30, 2003, of $64,500.

The Company did not earn any revenue from operations during the three-month period ending September 30, 2003.

The Company did not earn any revenue from operations during the six-month period ending September 30, 2003.

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

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibit  Description

    31.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    31.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.1    Officers' Certification

>
(b) Date of Current   Description
    Report
    July 8, 2003      Form 8-K reporting withdrawal of Form 15

    August 1, 2003    Form 8-K reporting that appointee declined
                      directorship.



Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SCARAB SYSTEMS, INC.
                    (Registrant)

Date: November 15, 2003  /s/ Thomas E. Mills
                         Thomas E. Mills, President

Date: November 15, 2003  /s/ John Allen
                         John Allen
                         Chief Financial Officer

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

November 15, 2003

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

November 15, 2003

By /s/ John S. Allen
John S. Allen
Chief Financial Officer
                                  EXHIBIT 32.1

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Scarab Systems, Inc. on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Thomas E. Mills, Chief Executive Officer and President of the Company, and John S. Allen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 15, 2003         By /s/ Thomas E. Mills
                                  Thomas E. Mills
                                  Chief Executive Officer and President


Date: November 15, 2003         By /s/ John S. Allen
                                  John S. Allen
                                  Chief Financial Officer