Form 10QSB
period 2003-12-31
SCARAB SYSTEMS INC
filed 2004-02-10
CIK 859747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly Period ended December 31, 2003

                                      OR

  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition Period from _____________ to _____________

                       Commission file number 000-19949

                               SCARAB SYSTEMS, INC.
          (Exact name of small business issuer as specified in its charter)

                Colorado                                 84-1153522
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

          406-280 Nelson Street, Vancouver, British Columbia V6B 2E2
                      (Address of principal executive offices)

                                (604) 688-1075
                           (Issuer's telephone number)

         _______________________________________________________________
              (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of February 10, 2004, 10,013,319 shares of Common Stock of the Issuer were outstanding. EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS QUARTERLY REPORT, ALL SHARE, PRICES PER SHARE AND EXERCISE PRICES HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE ONE-FOR-TEN SHARE CONSOLIDATION OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 20, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    Part I -- Financial Information

Item 1.     Financial Statements

The consolidated financial statements included herein have been prepared by Scarab Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2003, and its results of operations for the nine-month periods ended December 31, 2003 and 2002 and its cash flows for the nine-month periods ended December 31, 2003 and 2002. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

--------------------------------------------------------------------------------
SCARAB SYSTEMS, INC.
(A development stage enterprise)
Consolidated Balance Sheets
(Unaudited and Prepared by Management)
================================================================================
                                                 December 31,          March 31,
                                                         2003               2003
                                                  (unaudited)
--------------------------------------------------------------------------------

ASSETS

Current
  Cash and cash equivalents                      $          -       $          -
--------------------------------------------------------------------------------
Total current assets                                        -                  -

Fixed assets, net of accumulated amortization           1,012              1,305
--------------------------------------------------------------------------------
Total assets                                     $      1,012       $      1,305
================================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities       $    209,699       $    124,306
  Promissory notes (Note 6)                            92,121             85,921
--------------------------------------------------------------------------------
Total current liabilities                             301,820            210,227

Promissory notes - non current (Note 6)                 7,500              5,000
--------------------------------------------------------------------------------
Total liabilities                                     309,320            215,227
================================================================================

STOCKHOLDERS' DEFICIT

Share capital Authorized:
   100,000,000 common shares with a par value
   of $0.001 per share
   Issued and outstanding: 9,166,299 Common shares
   (March 31, 2003 - 9,166,299)                        9,166               9,166

Additional paid in capital                           245,123             245,123
Share subscriptions received                          40,500              40,500
Deficit accumulated during the development stage   (603,097)           (508,711)
--------------------------------------------------------------------------------
Total stockholders' deficit                        (308,308)           (213,922)
--------------------------------------------------------------------------------
Total liabilities and deficiency                $      1,012        $      1,305
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)
Consolidated Statements of Operations
(Unaudited and Prepared by Management)
================================================================================
                                                  Nine months ended December 31,
                                                        2003                2002
                                                 (unaudited)         (unaudited)
--------------------------------------------------------------------------------

General and administrative expenses
  Amortization                                  $        294        $        419
  Consulting fees                                      7,146             154,314
  Foreign exchange losses                              1,708                   -
  Interest expense                                     8,614               6,555
  Management fees                                     59,413              60,085
  Office expenses                                        351              28,213
  Professional fees                                   13,261              20,181
  Rent                                                     -              26,945
  Telephone                                                -              13,948
  Transfer agent and filing fees                       3,599               2,000
  Travel expenses                                          -               4,340
--------------------------------------------------------------------------------
Operating loss                                      (94,386)           (317,000)

Net income from discontinued operations
(Note 4)                                                   -             159,000
--------------------------------------------------------------------------------
Net loss for the period                         $   (94,386)        $  (158,000)
================================================================================

Net loss per share - basic and diluted          $    (0.010)        $    (0.018)
================================================================================
Weighted average number of common shares
outstanding                                        9,166,299           8,802,948
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)
Consolidated Statements of Cash Flows
(Unaudited and Prepared by Management)
================================================================================
                                                  Nine months ended December 31,
                                                        2003                2002
                                                 (unaudited)         (unaudited)
--------------------------------------------------------------------------------
Cash flows used in operating activities

  Net loss for the period                       $   (94,386)       $   (158,000)
  Adjustment to reconcile net loss to
   net cash used in operating activities:
    - Amortization                                       294                 419
    - Foreign exchange loss                            1,200                   -
  Changes in non-cash working capital items:
    - accounts payable and accrued liabilities        85,392              58,581
--------------------------------------------------------------------------------
Net Cash used in operating activities                (7,500)            (99,000)
--------------------------------------------------------------------------------

Cash flows provided by financing activities

  Proceeds from issuance of promissory notes           7,500              85,000
  Proceeds from issuance of common stock                   -              14,000
--------------------------------------------------------------------------------
Net Cash provided by financing activities              7,500              99,000
--------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents           -                   -

Cash and cash equivalents, beginning of period             -                   -
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period        $          -        $          -
================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)
--------------------------------------------------------------------------------
1.      Incorporation and Continuance of Operations

The consolidated financial statements presented are those of Scarab Systems, Inc. and its wholly-owned subsidiary Catalyst Technologies Inc. ("Catalyst"). Collectively, they are referred to herein as "the Company".

Scarab Systems Inc. ("Scarab") was incorporated on October 8, 2001 under the laws of the State of Nevada. The Company, a development stage enterprise, was in the business of providing a comprehensive range of services to the e-commerce sector.

On March 25, 2002, iRV, Inc. ("iRV"), a company incorporated in Colorado on August 1, 1999, entered into an Agreement and Plan of Reorganization with Scarab, whereby iRV issued 8,260,000 share of its common stock in exchange for all of the outstanding common stock of Scarab. As part of the definitive agreement and plan of reorganization, iRV transferred all its assets and liabilities to its subsidiaries and then spun off the subsidiaries and iRV became a non-operating shell company without any assets or liabilities. Immediately prior to the Agreement and Plan of Reorganization, iRV had 1,446,290 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Scarab because the shareholders of Scarab controlled iRV after the acquisition. Scarab was treated as the acquiring entity for accounting purposes and iRV was the surviving entity for legal purposes. The issued and outstanding common stock of Scarab prior to the completion of acquisition was restated to reflect the 8,260,000 common stock issued by iRV.

Subsequent to the completion of Reorganization, Scarab transferred all its assets and liabilities to iRV and ceased to exist, and on March 24, 2003, iRV's name changed to Scarab Systems Inc. Accordingly, the consolidated financial statements are the continuation of Scarab.

On January 20, 2004, as approved by the requisite number of shares at the Special Meeting of Shareholders of the Company on September 24, 2002, a one-for-ten share consolidation of the Company's Stock took effect for shareholders of record. All per share information for all prior periods have been adjusted accordingly.

The consolidated financial statements for the nine months ended December 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.

The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.      Significant Accounting Policies

The Consolidated Financial Statements for the nine months ended December 31, 2003 and 2002 have been prepared in accordance with the accounting policies described in the Company's annual report on Form 10-KSB. The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

3.      Going Concern

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to review and possibly acquire a technology or resource business or property. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

--------------------------------------------------------------------------------
                                            December 31, 2003     March 31, 2003
--------------------------------------------------------------------------------
Deficit accumulated during the
   development stage                                 $603,097           $508,711

Working capital deficit                              $301,820           $210,227
--------------------------------------------------------------------------------

4.      Reclassification

The Company has reclassified amounts presented in prior period financial statements to properly disclose the operating results of the Company's discontinued operations.

5.      Common Stock

No shares of common stock were issued by the Company during the nine months ended December 31, 2003.


6.      Promissory Notes

--------------------------------------------------------------------------------
                                            December 31, 2003     March 31, 2003
--------------------------------------------------------------------------------
Promissory notes due to related party                 $41,523            $41,361

Promissory notes due to unrelated party and
convertible at $0.05 to $0.075 per share               17,312             16,531

Promissory notes; unrelated party                      40,786             33,029
                                                 ------------       ------------
Total                                                  99,621             90,921

Less: non-current portion                             (7,500)            (5,000)
                                                 ------------       ------------
Total current portion                                 $92,121            $85,921
                                                 ============       ============

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)
--------------------------------------------------------------------------------
6.      Promissory Notes (continued)

The above table includes the principal amounts of promissory notes outstanding. Interest payable on the notes is included in accounts payable and accrued liabilities.

On June 10, 2003, the Company issued an unsecured promissory note to an investor for $7,500 in connection with a debt financing. The note bears interest at the rate of 3% per year and is repayable on June 10, 2005. Proceeds from the financing were used by the Company for working capital.

As at December 31, 2003, approximately $17,312 of the promissory notes were due and payable immediately. The Company is discussing an extension of the notes with the noteholders but there are no certainties that an extension will be granted.

In addition, $25,309 of the promissory notes are payable on demand. The Company has not received a demand notice for repayment from any of the noteholders.

7.     Related Party Transactions

During the nine month period ended December 31, 2003, the Company paid or accrued consulting fees of $59,413 to the directors and senior officers of the Company. At December 31, 2003, there was approximately $108,200 in accrued liabilities that are owing to related parties.

8.     Subsequent event

Subsequent to the nine months ended December 31, 2003, accrued debt of $55,130, including $34,281 owing to a related party, was forgiven.

On February 2, 2004, the Company announced it was undertaking a private placement of 1,200,000 common shares at $0.10 per share for gross proceeds of $120,000. There are no assurances that this financing will be completed.

In addition, on February 2, 2004, a related party promissory note in the amount of $40,000, along with accrued interest of $11,000, was converted into 510,000 common shares with an effective exercise price of $0.10 per share.

Subsequent to the nine months ended December 31, 2003, the Company issued 96,000 common shares for share subscriptions received in the fiscal year ended March 31, 2003. The Company has also issued 241,020 common shares for services rendered in the fiscal year ended March 31, 2003.

Item 2.     Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports the Company files with the SEC, including the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

Our business was to provide services to the e-commerce industry. Historically, these services have been comprised of marketing, e-commerce development and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases. In fiscal year 2003, the Company ceased all operations.

The Company has been in the development stage since its inception. It has had no significant operating revenue to date, has accumulated losses of $603,097 and will require additional working capital to sustain its minimal operations. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

The Company intends to continue to identify and review opportunities in the technology and resources sectors. The Company is currently reviewing various financing alternatives, including the possibility of an additional private equity offering. There can be no assurance, however, that such opportunities or financings will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, its may be unable to continue as a going concern.

The Company currently has no facilities and no employees.

Results of Operations

The results of operations include the results of the Company and its wholly owned subsidiary, Catalyst. During the year ended March 31, 2003, Catalyst became inactive due to the curtailing of substantially all of its operations and, thereafter, all administration operations of the Company were performed in the parent company.

For the Nine Months Ended December 31, 2003 Compared to the Nine Months Ended December 31, 2002

Operating Expenses From Continued Operations. Operating expenses consisted of consulting fees, management fees, professional fees and other general corporate expenses. Operating expenses were $94,386 for the nine months ended December 31, 2003, compared with $317,000 for the nine months ended December 31, 2002. This decrease in operating expenses reflects the curtailing of substantially all of the Company's operating activities during the current fiscal period. Consulting fees were $7,146 for the nine months ended December 31, 2003, compared with $154,314 for the nine months ended December 31, 2002 when the Company was actively engaging financial consultants to raise equity for the Company's operations. Professional fees were $13,261 for the nine months ended December 31, 2003, compared with $20,181 for the nine months ended December 31, 2002. The professional fees related to the costs associated with the Company's last audited statements and periodic reporting obligations. General office expenses, including rent, telephone were nil for the nine months ended December 31, 2003, compared with $26,945 and $13,948, respectively, for the nine months ended December 31, 2002 when the Company was operating. Management fees were $59,413 for the nine months ended December 31, 2003, compared with $60,085 for such fees for the nine months ended December 31, 2002. The Company recorded amortization expenses of $294 for the nine months ended December 31, 2003, compared with $419 for the nine months ended December 31, 2002. Interest costs were $8,614 for the nine months ended December 31, 2003 compared with $6,555 for the nine months ended December 31, 2002.

Net Income From Discontinued Operations. The Company ceased all of its business during the fiscal year ended March 31, 2003 and, as a result, combined all operating revenues and expenses related to the previous business under discontinued operations. The Company recorded no net income from discontinued operations for the nine months ended December 31, 2003, compared with a net income of $159,000 for the nine months ended December 31, 2002.

Net Loss for the Period. The Company recorded a net loss of $94,386 for the nine months ended December 31, 2003, compared with a net loss of $158,000 for the nine months ended December 31, 2002.

Liquidity and Capital Resources

The Company's cash on hand was nil as at December 31, 2003 and March 31, 2003. The Company's working capital deficit was $301,820 as at December 31, 2003, compared to a working capital deficit of $210,227 as at March 31, 2003.

The Company has funded its business to date from sales of its common stock and promissory notes from shareholders and related parties. The Company will require additional financing in order to complete our stated plan of operations for the next twelve months.

Our cash used in operating activities for the nine months ended December 31, 2003 in the amount of $7,500 was funded from the issuance of a promissory note. During the comparative period, the cash used in operating activities of $99,000 and was funded by the issuance of common stock for gross proceeds of $14,000 and funded by the issuance of $85,000 in promissory notes.

Other than the foregoing, Management knows of no trends, demands or uncertainties that are reasonably likely to have an impact on the Company's liquidity or capital resources other than the matured promissory notes and demand promissory notes.

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

                        Part II.    Other Information

Item 1.     Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.     Changes in Securities and Use of Proceeds

We did not complete any unregistered sales of our common stock during our fiscal quarter ended December 31, 2003.

Item 3.     Default upon Senior Notes

A 6% promissory note in the amount of $10,000, along with accrued interest, became due and payable on December 31, 2003. The Company and the noteholder are currently discussing the possibility of extending the terms of the note but there are no assurances the maturity date of the note will be extended. This note is convertible into common stock of the Company at an exercise price of $0.05 per share.

A 20% promissory note in the approximate amount of $7,312, along with accrued interest, became due and payable on December 31, 2002. The Company and the noteholder are currently discussing the possibility of extending the terms of the note but there are no assurances the maturity date of the note will be extended. This note is convertible into common stock of the Company at an exercise price of $0.075 per share.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending December 31, 2003.

Item 5.     Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
(a)  Exhibit   Description
     --------  -----------------------------------------------------------------
     31.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.1      Officers' Certification

--------------------------------------------------------------------------------
(b)  Date of Current     Description
     Report
     ------------------  -------------------------------------------------------
     July 8, 2003        Form 8-K reporting withdrawal of Form 15

     August 1, 2003      Form 8-K reporting that appointee declined
                         directorship.

     February 2, 2004    Form 8-K reporting proposed financing and conversion
                         of promissory note
--------------------------------------------------------------------------------

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCARAB SYSTEMS, INC.
(Registrant)

Date: February 10, 2004          /s/ Thomas E. Mills
                                Thomas E. Mills, President

Date: February 10, 2004          /s/ John Allen
                                John Allen, Chief Financial Officer

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

February 10, 2004

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

February 10, 2004

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

Date: February 10, 2004             By /s/ Thomas E. Mills
                                    Thomas E. Mills
                                    Chief Executive Officer and President


Date: February 10, 2004             By /s/ John S. Allen
                                    John S. Allen
                                    Chief Financial Officer