Form 10KSB/A
period 2003-03-31
SCARAB SYSTEMS INC
filed 2004-02-11
CIK 859747

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                    AMENDMENT NO. 1
                                         TO
                                    FORM 10-KSB

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
  (State or other jurisdiction of        (I.R.S. Employer Identification number)
   incorporation or organization)


                  406-280 Nelson Street, Vancouver, British Columbia
                       (Address of principal executive offices)
                                       V6B 2E2
                                     (Zip Code)

Issuer's telephone number: (604) 417-6172

Securities registered under Section 12(b) of the Act:   None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

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

As of July 30, 2003, 94,722,903 shares of Common Stock of the Issuer were outstanding.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit     Title
    -------     ---------------------------------------------------------------
        2.1     Agreement and Plan of Reorganization by and between iRV Inc,
                Scarab Systems, Inc. and certain shareholders of Scarab Systems
                Inc. dated March 25, 2002, and financial statements, by reference from the Form 8-K/A, August 9, 2002

        3.1     Restated Articles of Incorporation of Scarab Systems, Inc.

        3.2     Bylaws of Scarab Systems, Inc.

        4.1     Promissory Note dated March 15, 2003 issued to Thomas E. Mills

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

SCARAB SYSTEMS, INC.
Date:  February 10, 2003   By:/s/ Thomas E. Mills
                              Thomas E. Mills, Chief Executive and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE              TITLE                                   DATE

/s/ Thomas E. Mills
Thomas E. Mills        Chief Executive/President & Director    February 10, 2003

/s/ Lou Hilford
Lou Hilford            Chief Operations Officer & Director     February 10, 2003

/s/ John S. Allen
John S. Allen          Chief Financial Officer                 February 10, 2003

                                   Exhibit 3.1

                                    RESTATED
                           ARTICLES OF INCORPORATION
                                       OF
                              SCARAB SYSTEMS, INC.

Pursuant to Colorado Revised Statues, Sec. 7-110-107, the undersigned being the directors of SCARAB SYSTEMS, INC. (the "Corporation"), hereby affirm that, the following Restated Articles of Incorporation correctly set forth the provisions of the Articles of Incorporation of the Corporation; said Articles of Incorporation have been adopted by the Directors without shareholder action and that shareholder action is not required; and the following Restated Articles of Incorporation supersede the original Articles of Incorporation and all prior amendments to them.

                                    ARTICLE I

                               NAME OF CORPORATION

The name of the corporation is Scarab Systems, Inc.

                                   ARTICLE II

                                  INCORPORATOR

The name and address of the Incorporator is Keith A. Lowry, 7655 Windlawn Way, Parker, Colorado 80134.

                                   ARTICLE III

                           REGISTERED OFFICE AND AGENT

The address of the registered office of the Corporation is 10750 East Briarwood Avenue, Englewood, CO 80112. The name of its registered agent at such address is Kenneth M. Dalton.

                                   ARTICLE IV

                                   DIRECTORS

Section 4.1. The number of directors shall be fixed in accordance with the Bylaws. So long as the number of directors shall be less than three, no shares of this corporation may be issued to and held of record by more shareholders than there are directors. Any shares issued in violation of this Article shall be null and void.

Section 4.2. The number of directors constituting the initial Board of Directors is three and the names and addresses of the directors to serve until the first annual meeting of shareholders or until their successors are elected and qualified are:

Name                Address

Keith A. Lowery     7655 Windlawn Way
                    Parker, Colorado  80134

Donell L. Lowery    7655 Windlawn Way
                    Parker, Colorado  80134

John Rotola         3126 Owens Court
                    Lakewood, Colorado  80215

Section 4.3. The liability of a director of the Corporation to the corporation shall be eliminated to the fullest extent permitted under applicable Colorado law, as well as by any statutory amendments that expand the elimination or limitation of such liability. Any repeal or modification of this section under Article IV by stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

                                   ARTICLE V

                           DURATION OF CORPORATION

The Corporation shall exist perpetually unless dissolved according to law.

                                  ARTICLE VI

                              PURPOSE AND POWERS

Section 6.1. - Purposes. The purpose of the Corporation shall be to transact all lawful business or business for which corporations may be incorporated pursuant to applicable state law.

Section 6.2. - Powers. In addition to the powers specifically provided by state law, the Corporation shall have and may exercise all powers necessary or convenient to effect its purpose.

                                 ARTICLE VII

                                   CAPITAL

Section 7.1. The aggregate number of shares which the Corporation shall have the authority to issue is 125,000,000 shares, of which 25,000,000 shall be Preferred Stock and shall be issued at a par value of $0.01 per share, and 100,000,000 shares shall be Common Stock and shall be issued at a par value of $0.001 per share. No share shall be issued until it has been paid for, and it shall thereafter be non-assessable.

Section 7.2. The Board of Directors of the Corporation shall have the authority to divide the Preferred Stock into series and, within the limitations provided by statute, to fix by resolution the voting powers, designation, preferences, and relative participating, optional or other special rights, and the qualifications, limitation or restrictions of the shares of any series so established.

Section 7.2.1. One Million (1,000,000) shares of the Company's authorized Preferred Stock are designated as Series A Convertible Preferred Stock, having a stated value of $1.50 per share.

1.      Dividends.

(a) The holders of outstanding Series A Convertible Preferred Stock shall be entitled to receive dividends at the annual rate of 8% per annum based on a stated value per share of $1.50 computed on the basis of a 360-day year and twelve 30-day months. Dividends shall be calculated from the date of issue and shall be payable only upon the conversion of the Series A Convertible Preferred Stock into shares of Common Stock as provided for in Paragraph 5 hereof (the "Dividend Payment Date"). Dividends shall be payable only to the record holders of the shares of Series A Convertible Preferred Stock on the date of conversion; and prior record holders of the shares of Series A Convertible Preferred Stock shall have no right, title or interest or divisible share in such dividend.

(b) The dividends payable on the Series A Convertible Preferred Stock provided for in Paragraph 1(a) above shall be paid at the option of the Corporation, either (i) in cash or (ii) by the issuance by the Corporation to the record holder entitled to such dividend of shares of the Corporation's Common Stock valued at Fair Market Value on the Dividend Payment Date. For the purposes of the dividend, Fair Market Value shall be determined as follows: If there exists a public trading market for the Corporation's Common Stock on the over-the-counter market, then the Fair Market Value shall be the average closing bid price of the Corporation's Common Stock for the five (5) trading days immediately preceding the Dividend Payment Date. If there does not exist a public trading market for the Corporation's Common Stock, then the Fair Market Value shall be the average closing bid price of the Corporation's Common Stock for the five (5) trading days immediately preceding the Dividend Payment Date. If there does not exist a public trading market for the Corporation's common Stock, then the Fair Market Value shall be an amount per share paid for the Corporation's Common Stock in the most recent arm's-length transaction in such Common Stock with a non-affiliated third party in which such shares were purchased for cash; or, if such arms-length transaction has not occurred within one hundred twenty (120) days of the Dividend Payment Date, then the Fair Market Value shall be as determined in good faith by the Corporation's Board of Directors.

(c) In addition to the Common Stock dividend, the holders of outstanding
Series A Convertible Preferred Stock shall be entitled to participate, pro rata, in dividends paid on outstanding shares of Common Stock, if, when and as the Board of Directors shall in their sole discretion deem advisable, and only from the net profits or surplus of the Corporation as such shall be fixed and determined by the Board of Directors. The determination of the Board of Directors at any time of the amount of net profits or surplus available for dividend shall be binding and conclusive on the holders of all the stock of the Corporation at the time outstanding.

(d) Dividends on the shares of Series A Convertible Preferred Stock shall be cumulative; therefore, if a full or partial dividend on the shares of this series with respect to any dividend period is not declared by the Board of Directors of the Corporation, the Corporation shall be obligated to pay full dividend on the shares of this series with respect to such dividend period. Dividends shall accrue but not compound on a daily basis if full dividends on all outstanding shares of Series A Convertible Preferred Stock at the rate set forth in Paragraph 1(a) above shall not have been declared and paid for the immediately preceding period or for any prior dividend period, such outstanding cumulative dividends shall not bear interest.

2.      Liquidation Right

(a) In the event of any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the holders of each share of Series A Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders before any payment or declaration and setting apart for payment of any amount shall be made in respect to any outstanding preferred stock ranking junior to the Series A Convertible Preferred Stock or the Common Stock, an amount equal to $1.50 per share. If upon any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the assets to be distributed to the holders of the Series A Convertible Preferred Stock shall be insufficient to permit the payment to such shareholders of the full preferential amount aforesaid, then all of the assets of the Corporation available to be distributed shall be distributed ratably to the holders of the Series A Convertible Preferred Stock.

(b) After the payment or distribution to the holders of the Series A Convertible Preferred Stock of the full preferential amount aforesaid, the holders of any preferred stock ranking junior to the Series A Convertible Preferred Stock and the Common Stock then outstanding shall be entitled to receive all of the remaining assets of the Corporation.

(c) Neither a consolidation, merger or reorganization of the Corporation, a sale or other transfer of all or substantially all of its assets, nor a sale of fifty percent (50%) or more of the Corporation's capital stock then issued and outstanding nor the purchase or redemption by the Corporation of stock of any class, nor the payment of a dividend or distribution from net profits or surplus of the Corporation shall be treated as or deemed to be a liquidation hereunder.

3.      Redemption.

(a) The Corporation shall have the right at any time upon thirty (30) days written notice to redeem all or any portion of the outstanding shares of Series A Convertible Preferred Stock in accordance with the provisions of this Paragraph 3 (the "Optional Redemption").

(b) In the event the Board of Directors elects to redeem the Series A Convertible Preferred Stock, on and after the date specified in the notice provided for in Paragraph 3(e) below, each holder of the Series A Convertible Preferred Stock called for redemption, upon presentation and surrender at the place designated in such notice of the certificate or certificates evidencing said Series A Convertible Preferred Stock held by him, her or it, properly endorsed in blank for transfer or accompanied by proper instruments of assignment in blank, shall be entitled to receive therefore the redemption price thereof.

(c) If redeemed pursuant to this Paragraph 3, the redemption price of each share of Series A Convertible Preferred Stock (the "Redemption Price") shall be an amount in cash equal to the sum of (i) $1.50 per share of Series A Convertible Preferred Stock plus (ii) the amount of all accrued and unpaid dividends thereon, whether or not earned or declared, to and including the date fixed for redemption.

(d) In the case of any Optional Redemption pursuant to this Paragraph 3, at least thirty (30) days and not more than forty (40) days prior to the date fixed for any such redemption of the Series A Convertible Preferred Stock (hereinafter referred to as the "Redemption Date"), written notice (hereinafter referred to as the "Redemption Notice") shall be mailed, first class postage prepaid, to each holder of record to the Series A Convertible Preferred Stock to be redeemed at his post-office address last shown on the records of the Corporation, and if the holder has provided the Corporation with a facsimile number for notices, also by facsimile transmission. The Redemption Notice shall state:

(i) That all of the holder's outstanding shares of Series A Convertible Preferred Stock are being called for redemption;

(ii) The number of shares of Series A Convertible Preferred Stock held by the holder that the Corporation intends to redeem;

(iii) The Redemption Date and the Redemption Price; and

(iv) That the holder is to surrender to the Corporation, in the manner and at the place designated, his certificate or certificates representing the shares of Series A Convertible Preferred Stock to be redeemed.

(e) Each holder of Series A Convertible Preferred Stock to be redeemed shall surrender the certificate or certificates representing such shares to the Corporation, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption price for such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof, and each surrendered certificate shall be cancelled and retired.

(f) If the Redemption Notice shall have been duly given and, if on the Redemption Date the Redemption price is either paid or irrevocably made available for payment through the deposit arrangement specified in Subparagraph 3(h) below, then notwithstanding that the certificates evidencing any of the shares of Series A Convertible Preferred Stock so called for redemption shall not have been surrendered, the dividends with respect to such shares shall forthwith after the Redemption Date terminate, except only the right of the holders to receive the Redemption price, without interest upon surrender of their certificate or certificates therefore.

(g) At least ten (10) days prior to the Redemption Date, the Corporation may deposit with any bank or trust Corporation in Boulder or Denver, Colorado, a sum (or an irrevocable letter of credit) equal to the aggregate Redemption Price of all shares of Series A Convertible Preferred Stock called for redemption and not yet redeemed, with irrevocable instructions and authority to the bank or trust Corporation to pay, on or after the Redemption Date or prior thereto, the Redemption Price to the respective holders entitled thereto, the Redemption Price to the respective holders entitled thereto upon the surrender of their share certificates. From and after the Redemption Date, the shares so called for redemption shall be redeemed if deposit shall have been made with such instruction or authority on or before the tenth (10th) day prior to the Redemption Date. The deposit shall on the Redemption Date constitute full payment of the shares to their holders, and from and after the Redemption Date the shares shall be deemed to be no longer outstanding, and the holders thereof shall cease to be shareholders with respect to such shares and shall have no rights with respect thereto except the rights to receive from the bank or trust Corporation payment of the redemption Price of the shares, without interest, upon surrender of their certificates therefore. Any funds so deposited and unclaimed at the end of one (1) year from the Redemption Date by any holder of shares called for redemption shall be released or repaid to the Corporation, after which the holders of such shares called for redemption shall be entitled to receive payment of the Redemption Price or, if applicable, the Optional Early Redemption Price for such shares only from the Corporation.

4.      Voting Rights.     Upon issuance, and subject to increase and additional
rights as provided below, holders of shares of this series of Series A Convertible Preferred Stock shall be entitled to vote with the holders of shares of Common Stock as a single class on all matters presented for a vote to the shareholders of the Corporation. The number of votes per share of this series of Series A Convertible Preferred Stock which can be cast shall be adjusted at such time or times as the conversion price is adjusted so that the number of votes per shares of this series of Series A Convertible Preferred Stock which may be cast shall always be equal to the full number of shares of Common Stock into which each share of this series of Series A Convertible Preferred Stock may be converted when voting with the holders of Common Stock as a single class.

5.      Conversion.      The Series A Convertible Preferred Stock shall have the
following conversion rights (the "Conversion Rights"):

(a) Holder's Optional Conversion. Holders of outstanding shares of Series A Convertible Preferred Stock shall have an option at any time after issuance to convert each share of Series A Convertible Preferred Stock into shares of the Corporation's Common Stock at a conversion value of $0.15 per share of Common Stock (the "Conversion Value").

(b) Automatic Mandatory Conversion. The foregoing notwithstanding, each outstanding share of the Series A Convertible Preferred Stock at the then current Conversion Value upon the fifth (5th) anniversary of the date of issuance.

(c) Adjustment for Reclassification, Exchange, or Substitution. If the Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock shall be changed into the same or a different number for shares of any class or classes of stock, whether by capital reorganization, reclassification, or otherwise (other than a subdivision or combination of shares of stock or stock dividend provide for above, or a reorganization, merger, consolidation, or sale of assets provided for elsewhere in this Paragraph 5), then and in each such event the holder of each share of Series A Convertible Preferred Stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such reorganization, reclassification, or other change, by holders of the number of shares of Common Stock into which such shares of Series A Convertible Preferred Stock might have been converted immediately prior to such reorganization, reclassification, or change, all subject to further adjustments as provided herein.

(d) Reorganization, Mergers, Consolidations, or Sales of Assets. If at any time or from time to time there shall be a capital reorganization of the Common Stock (other than a subdivision, combination, reclassification, or exchange of shares provided for elsewhere in this Paragraph 5) or a merger or consolidation of the Corporation with or into another corporation, or the sale of all or substantially all of the Corporation's assets to any other person, then, as a part of such reorganization, merger, consolidation, or sale, provision shall be made so that the holders of the Series A Convertible Preferred Stock shall thereafter be entitled to receive upon conversion of the Series A Convertible Preferred Stock, the number of shares of stock or other securities or property of the Corporation, or of the successor corporation resulting from such merger or consolidation or sale, to which a holder of Common Stock deliverable upon conversion would have been entitled on such capital reorganization, merger, consolidation, or sale. In any such case, appropriate adjustment shall be made in the application of the provisions of this Paragraph 5 with respect to the rights of the holders of the Series A Convertible Preferred Stock after the reorganization, merger, consolidation, or sale to the end that the provision of this Paragraph 5 (including adjustment of the Conversion Value then in effect and the number of shares purchasable upon conversion of the Series A Convertible Preferred Stock) shall be applicable after that event as nearly equivalent as may be practicable.

(e) Definition. The term "Additional Shares of Common Stock" as used herein shall mean all shares of Common Stock issued or deemed issued (including a right or option to purchase Common Stock, or shares of stock or an obligation convertible into Common Stock) by the Corporation after the date on which the first share of the Series A Convertible Preferred Stock was originally issued, whether or not subsequently reacquainted or retired by the Corporation, other than (1) shares of Common Stock, and (2) shares or other securities issued to employees, officers, directors, consultants or other persons performing services for the Corporation pursuant to any stock offering, option, plan, or arrangement approved by the Board of Directors of the Corporation.

(f) Notices of Record Date.   In the event of (i) any taking by the Corporation
of a record of the holders of any class or sieres of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution or (ii) any reclassification or recapitalization of the capital stock of the Corporation, any merger or consolidation of the Corporation, or any transfer of all or substantially all of the assets of the Corporation to any other corporation, entity, or person, or any voluntary or involuntary dissolution, liquidation, or winding up of the Corporation, the Corporation shall mail to each holder of Series A Convertible Preferred Stock at least 30 days prior to the record date specified therein, a notice specifying
(A) the date on which any such record is to be taken for the purpose of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding up is expected to become effective, and (C) the time, if any is to fixed, as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding up.

(g) Fractional Shares.      No fractional shares of Common Stock shall be
issued upon conversion of Series A Convertible Preferred Stock. In lieu of any fractional shares to which the holder would be otherwise entitled, the Corporation shall pay cash equal to the product of such fraction multiplied by the fair market value of one share of the Corporation's Common Stock on the date of conversion, as determined in good faith by the Board of Directors.

(h) Notices.      Any notice required by the provisions of this Paragraph 5 to be given to the holder of shares of the Series A Convertible Preferred Stock shall be deemed given when personally delivered to such holder or five (5) business days after the same has been deposited in the United States mail, certified or registered mail, return receipt requested, postage prepaid, and addressed to each holder of record at his address appearing on the books of the Corporation.

(i) Payment of Taxes.      The Corporation will pay all taxes and other
governmental charges that may be imposed in respect of the issue or delivery of shares of Common Stock upon the conversion of shares of Series A Convertible Preferred Stock.

(j) No Dilution or Impairment.      The Corporation shall not amend its Articles
of Incorporation or participate in any reorganization, transfer of assets, consolidation, merger, dissolution, issue, or sale of securities or any other voluntary action, for the purpose of avoiding or seeking to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all time in good faith assist in carrying out all such action as may be reasonably necessary or appropriate in order to protect the conversion rights of the holders of the Series A Convertible Preferred Stock against dilution or other impairment.

(k) Reservation of Common Stock.    The Corporation agrees that the number of
shares of Common Stock sufficient to provide for the conversion of the Series A Convertible Preferred Stock upon the basis herein set forth will at all times that the shares of Series A Convertible Preferred Stock are issued and outstanding be reserved for the conversion thereof.

6.      No Preemptive Rights.   No holder of the Series A Convertible Preferred
Stock shall be entitled, as of right, to purchase or subscribe for any part of the unissued stock of the Corporation or of any stock of the Corporation to be issued by reason of any increase of the authorized capital of the Corporation, or to purchase or subscribe for any bonds, or warrants to purchase stock or other securities convertible into or carrying options or warrants to purchase stock or other securities of the Corporation or to purchase or subscribe for any stock of the Corporation purchased by the Corporation or by its nominee or nominees, or to have any other preemptive rights now or hereafter defined by the laws of the State of Colorado.

7. No Reissuance of Series A Convertible Preferred Stock. No share or shares of Series A Convertible Preferred Stock acquired by the Corporation by reason of purchase, conversion, or otherwise shall be reissued, and all such shares shall be canceled, retired, and eliminated from the shares which the Corporation shall be authorized to issue.

Section 7.3. Each outstanding share of Common Stock shall be entitled to one vote and each fractional share of Common Stock shall be entitled to a corresponding fractional vote on each matter submitted to a vote of shareholders. A majority of the shares of Common Stock entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. Except as otherwise provided by the Articles of Incorporation or the Colorado Corporation Code, if a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders. When, with respect to any action to be taken by shareholders of this Corporation, the laws of Colorado require the vote or concurrence of the holders of two-thirds of the outstanding shares of the shares entitled to vote thereon, or of any class or series, such action may be taken by the vote or concurrence of a majority of such shares or class or series thereof.

                                  ARTICLE VIII

                                     VOTING

No cumulative voting in the election of directors shall be allowed.

                                   ARTICLE IX

                               PRE-EMPTIVE RIGHTS

The shareholders shall have no pre-emptive or preferential rights to acquire any unissued or treasury shares of stock of the Corporation, securities convertible into shares, or securities carrying stock purchase options or warrants to acquire any unissued or treasury shares of stock of the Corporation.

                                   ARTICLE X

                         SHARE TRANSFER RESTRICTIONS

The Corporation shall have the right to impose restrictions upon the transfer of any of its authorized shares or any interest therein. The Board of Directors is hereby authorized on behalf of the Corporation to exercise the Corporation's right to so impose such restrictions by agreement or otherwise.

                                   ARTICLE XI

                TRANSACTION WITH INTERESTED OFFICERS AND DIRECTORS

In the absence of fraud, no contract or other transaction between this Corporation and one or more of its directors, officers or any other corporation, partnership, association or entity in which any director or officer of the Corporation is financially or otherwise interested or is a director, member or officer of such other corporation, partnership, association or entity shall be affected or invalidated because of such relationship or interest, provide that the existence and nature of any such interest of such director or officer shall be disclosed or shall have been known to the directors present at any such meeting of the Board at which action on any such contract or transaction shall have been taken, or that the fact of such relationship is disclosed or known to the shareholders entitled to vote and they authorize, approve, or ratify the contract or transaction by vote or written consent, or the contract or transaction is fair and reasonable to the Corporation. Any interested director may be counted in determining the existence of the quorum and may vote at any meeting of the Board for the purpose of authorizing any such contract or transaction with like force and effect as if he were not so interested or were not a director, member or officer of such other corporation, firm, association or partnership.

                                   ARTICLE XII

  INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, FIDUCIARIES AND AGENTS

Pursuant to applicable state law, including, but not limited to, Section 7-3-
101.5 of the new Colorado Corporation Code, each director, officer, employee, fiduciary or agent of the Corporation (and his heirs, executors and administrators) shall be indemnified by the Corporation against expenses reasonably incurred by or imposed upon his in connection with or arising out of any action, suit or proceeding in which he may be involved or to which he may be made a party by reason of his being or having been a director, officer, employee, fiduciary or agent of the Corporation, or at its request of any corporation of which it is a shareholder or creditor and from which he is not entitled to be indemnified (whether or not he continues to be a director, officer, employee, fiduciary or agent at the time of imposing or incurring such expenses), except in respect of matters as to which he shall be finally adjudged in such action, suit or proceeding to be liable for negligence or misconduct. Subject to applicable state law, in the even of a settlement of any such action, suit or proceeding, indemnification shall be provided only in connection with such matters covered by the settlement as to which the Corporation is advised by counsel that the person to be indemnified did not commit a breach of duty. The foregoing right of indemnification shall not be exclusive of other rights to which he may be entitled under applicable state law.

Dated the 1st day of April, 2003.

/s/ Thomas E. Mills                                    /s/ Lou Hilford
Thomas E. Mills                                        Lou Hilford

                                   Exhibit 3.2

                                     BYLAWS
                                       OF
                               SCARAB SYSTEMS, INC.

                                TABLE OF CONTENTS
                                -----------------
ARTICLE I - OFFICES.........................................................   3
ARTICLE II - SHAREHOLDERS...................................................   3
Section 1 - Annual Meeting..................................................   3
Section 2 - Special Meetings................................................   3
Section 3 - Place of Meeting................................................   3
Section 4 - Notice of Meeting...............................................   3
Section 5 - Fixing of Record Date...........................................   4
Section 6 - Voting Lists....................................................   5
Section 7 - Recognition Procedure For Beneficial Owners.....................   5
Section 8 - Quorum and Manner of Acting.....................................   5
Section 9 - Proxies.........................................................   5
Section 10 - Voting of Shares...............................................   6
Section 11 - Corporation's Acceptance of Votes..............................   7
Section 12 - Informal Action By Shareholders................................   7
Section 13 - Meetings By Telecommunication..................................   8
ARTICLE III - BOARD OF DIRECTORS............................................   8
Section 1 - General Powers..................................................   8
Section 2 - Number, Qualifications and Tenure...............................   8
Section 3 - Vacancies.......................................................   8
Section 4 - Regular Meetings................................................   8
Section 5 - Special Meetings................................................   8
Section 6 - Notice..........................................................   9
Section 7 - Quorum..........................................................   9
Section 8 - Manner of Acting................................................   9
Section 9 - Compensation....................................................   9
Section 10 - Presumption of Assent..........................................   9
Section 11 - Committees....................................................   10
Section 12 - Informal Action By Directors..................................   10
Section 13 - Telephonic Meetings...........................................   10
Section 14 - Standard of Care..............................................   10
ARTICLE IV - OFFICERS AND AGENTS...........................................   11
Section 1 - General........................................................   11
Section 2 - Appointment and Term of Office.................................   11
Section 3 - Resignation and Removal........................................   11
Section 4 - Vacancies......................................................   11
Section 5 - President......................................................   12
Section 6 - Vice Presidents................................................   12
Section 7 - Secretary......................................................   12
Section 8 - Treasurer......................................................   13
ARTICLE V - STOCK..........................................................   13
Section 1 - Certificates...................................................   13
Section 2 - Consideration For Shares.......................................   14
Section 3 - Lost Certificates..............................................   14
Section 4 - Transfer of Shares.............................................   14
Section 5 - Transfer Agent, Registrars and Paying Agents...................   14
ARTICLE VI - INDEMNIFICATION OF CERTAIN PERSONS............................   14
Section 1 - Indemnification................................................   14
Section 2 - Right To Indemnification.......................................   15
Section 3 - Effect of Termination of Action................................   15
Section 4 - Groups Authorized To Make Indemnification Determination........   15
Section 5 - Court-Ordered Indemnification..................................   16
Section 6 - Advance of Expenses............................................   16
Section 7 - Additional Indemnification To Certain Persons
            Other Than Directors...........................................   16
Section 8 - Witness Expenses...............................................   16
Section 9 - Report To Shareholders.........................................   16
ARTICLE VII - PROVISION OF INSURANCE.......................................   17
Section 1 - Provision of Insurance.........................................   17
ARTICLE VIII - MISCELLANEOUS...............................................   17
Section 1 - Seal...........................................................   17
Section 2 - Fiscal Year....................................................   17
Section 3 - Amendments.....................................................   17
Section 4 - Receipt of Notices By The Corporation..........................   17
Section 5 - Gender.........................................................   17
Section 6 - Conflicts......................................................   18
Section 7 - Definitions....................................................   18

                                     BYLAWS
                                       OF
                               SCARAB SYSTEMS, INC.

                               ARTICLE I - OFFICES

The principal office of the corporation shall be designated from time to time by the corporation and may be within or outside the State of Colorado.

The corporation may have such other offices, either within or outside the State of Colorado, as the board of directors may designate or as the business of the corporation may require from time to time.

The registered office of the corporation required by the Colorado Business Corporation Act to be maintained in Colorado may be, but need not be, identical with the principal office, and the address of the registered office may be changed from time to time by the board of directors.

                            ARTICLE II - SHAREHOLDERS

Section 1 - Annual Meeting

The annual meeting of the shareholders shall be held each year on a date and at a time fixed by the board of directors of the corporation (or by the president in the absence of action by the board of directors), for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors is not held on the day fixed as provided herein for any annual meeting of the shareholders, or any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as it may conveniently be held.

Section 2 - Special Meetings

Unless otherwise prescribed by statute, special meetings of the shareholders may be called for any purpose by the president or by the board of directors. The president shall call a special meeting of the shareholders if the corporation receives one or more written demands for the meeting, stating the purpose or purposes for which it is to be held, signed and dated by holders of shares representing at least ten percent of all the votes entitled to be cast on any issue proposed to be considered at the meeting.

Section 3 - Place of Meeting.

The board of directors may designate any place, either within or outside Colorado, as the place for any annual meeting or any special meeting called by the board of directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or outside Colorado, as the place for such meeting. If no designation is made, or if a special meeting is called other than by the board, the place of meeting shall be the principal office of the corporation.

Section 4 - Notice of Meeting

Written notice stating the place, date, and hour of the meeting shall be given not less than ten nor more than sixty days before the date of the meeting, except that (i) if the number of authorized shares is to be increased, at least thirty days' notice shall be given, or (ii) if any other longer notice period is required by the Colorado Business Corporation Act, such longer period of notice shall be applicable. The secretary shall be required to give such notice only to shareholders entitled to vote at the meeting except as otherwise required by the Colorado Business Corporation Act.

Notice of a special meeting shall include a description of the purpose or purposes of the meeting. Notice of an annual meeting need not include a description of the purpose or purposes of the meeting except the purpose or purposes shall be stated with respect to (i) an amendment to the articles of incorporation of the corporation, (ii) a merger or share exchange in which the corporation is party and, with respect to a share exchange, in which the corporation's shares will be acquired, (iii) a sale, lease, exchange or other disposition, other than in the usual and regular course of business, of all or substantially all of the property of the corporation or of another entity which this corporation controls, in each case with or without the goodwill, (iv) a dissolution of the corporation, or (v) any other purpose for which a statement of purpose is required by the Colorado Business Corporation Act. Notice shall be given personally or by mail, private carrier, telegraph, teletype, electronically transmitted facsimile or other form of wire or wireless communication by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed and if in a comprehensible form, such notice shall be deemed to be given and effective when deposited in the United States mail, addressed to the shareholder at his address as it appears in the corporation's current record of shareholders, with postage prepaid. If notice is given other than by mail, and provided that such notice is in a comprehensible form, the notice is given and effective on the date actually received by the shareholder.

If requested by the person or persons lawfully calling such meeting, the secretary shall give notice thereof at corporate expense. No notice need be sent to any shareholder if three successive notices mailed to the last known address of such shareholder have been returned as undeliverable until such time as another address for such shareholder is made known to the corporation by such shareholder. In order to be entitled to receive notice of any meeting, a shareholder shall advise the corporation in writing of any change in such shareholder's mailing address as shown on the corporation's books and records.

When a meeting is adjourned to another date, time or place, notice need not be given of the new date, time or place if the new date, time or place of such meeting is announced before adjournment at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which may have been transacted at the original meeting. If the adjournment is for more than 120 days, or if a new record date is fixed for the adjourned meeting, a new notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting as of the new record date.

A shareholder may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such shareholder. Such waiver shall be delivered to the corporation for filing with the corporate records, but this delivery and filing shall not be conditions to the effectiveness of the waiver. Further, by attending a meeting either in person or by proxy, a shareholder waives objection to lack of notice or defective notice of the meeting unless the shareholder objects at the beginning of the meeting to the holding of the meeting or the transaction of business at the meeting because of lack of notice or defective notice. By attending the meeting, the shareholder also waives any objection to consideration at the meeting of a particular matter not within the purpose or purposes described in the meeting notice unless the shareholder objects to considering the matter when it is presented.

Section 5 - Fixing of Record Date

For the purpose of determining shareholders entitled to (i) notice of or vote at any meeting of shareholders or any adjournment thereof, (ii) receive distributions or share dividends, or (iii) demand a special meeting, or to make a determination of shareholders for any other proper purpose, the board of directors may fix a future date as the record date for any such determination of shareholders, such date in any case to be not more than seventy days, and, in case of a meeting of shareholders, not less than ten days, prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no record date is fixed by the directors, the record date shall be the day before the notice of the meeting is given to shareholders, or the date on which the resolution of the board of directors providing for a distribution is adopted, as the case may be. When a determination of shareholders entitled to vote at any meeting of shareholders is made as provided in this section, such determination shall apply to any adjournment thereof unless the board of directors fixes a new record date, which it must do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting. Unless otherwise specified when the record date is fixed, the time of day for such determination shall be as of the corporation's close of business on the record date.

Notwithstanding the above, the record date for determining the shareholders entitled to take action without a meeting or entitled to be given notice of action so taken shall be the date a writing upon which the action is taken is first received by the corporation. The record date for determining shareholders entitled to demand a special meeting shall be the date of the earliest of any of the demands pursuant to which the meeting is called.

Section 6 - Voting Lists

After a record date is fixed for a shareholders' meeting, the secretary shall make, at the earlier of ten days before such meeting or two business days after notice of the meeting has been given, a complete list of the shareholders entitled to be given notice of such meeting or any adjournment thereof. The list shall be arranged by voting groups and within each voting group by class or series of shares, shall be in alphabetical order within each class or series, and shall show the address of and the number of shares of each class or series held by each shareholder. For the period beginning the earlier of ten days prior to the meeting or two business days after notice of the meeting is given and continuing through the meeting and any adjournment thereof, this list shall be kept on file at the principal office of the corporation, or at a place (which shall be identified in the notice) in the city where the meeting will be held. Such list shall be available for inspection on written demand by any shareholder (including for the purpose of this Section 6 any holder of voting trust certificates) or his agent or attorney during regular business hours and during the period available for inspection. The original stock transfer books shall be prima facie evidence as to who are shareholders entitled to examine such list or to vote at any meeting of shareholders.

Any shareholder, his agent or attorney may copy the list during regular business hours and during the period it is available for inspection, provided
(i) the shareholder has been a shareholder for at least three months immediately preceding the demand or holds at least five percent of all outstanding shares of any class of shares as of the date of the demand, (ii) the demand is made in good faith and for a purpose reasonably related to the demanding shareholder's interest as a shareholder, (iii) the shareholder describes with reasonable particularity the purpose and the records the shareholder desires to inspect, (iv) the records are directly connected with the described purpose, and (v) the shareholder pays a reasonable charge covering the costs of labor and material for such copies, not to exceed the estimated cost of production and reproduction.

Section 7 - Recognition Procedure For Beneficial Owners

The board of directors may adopt by resolution a procedure whereby a shareholder of the corporation may certify in writing to the corporation that all or a portion of the shares registered in the name of such shareholder are held for the account of a specified person or persons. The resolution may set forth (i) the types of nominees to which it applies, (ii) the rights or privileges that the corporation will recognize in a beneficial owner, which may include rights and privileges other than voting, (iii) the form of certification and the information to be contained therein, (iv) if the certification is with respect to a record date, the time within which the certification must be received by the corporation, (v) the period for which the nominee's use of the procedure is effective, and (vi) such other provisions with respect to the procedure as the board deems necessary or desirable. Upon receipt by the corporation of a certificate complying with the procedure established by the board of directors, the persons specified in the certification shall be deemed, for the purpose or purposes set forth in the certification, to be the registered holders of the number of shares specified in place of the shareholder making the certification.

Section 8 - Quorum and Manner of Acting

A majority of the votes entitled to be cast on a matter by a voting group represented in person or by proxy, shall constitute a quorum of that voting group for action on the matter. If less than a majority of such votes are represented at a meeting, a majority of the votes so represented may adjourn the meeting from time to time without further notice, for a period not to exceed 120 days for any one adjournment. If a quorum is present at such adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, unless the meeting is adjourned and a new record date is set for the adjourned meeting.

If a quorum exists, action on a matter other than the election of directors by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast within the voting group opposing the action, unless the vote of a greater number or voting by classes is required by law or the articles of incorporation.

Section 9 - Proxies

At all meetings of shareholders, a shareholder may vote by proxy by signing an appointment form or similar writing, either personally or by his duly authorized attorney-in-fact. A shareholder may also appoint a proxy by transmitting or authorizing the transmission of a telegram, teletype, or other electronic transmission providing a written statement of the appointment to the proxy, a proxy solicitor, proxy support service organization, or other person duly authorized by the proxy to receive appointments as agent for the proxy, or to the corporation. The transmitted appointment shall set forth or be transmitted with written evidence from which it can be determined that the shareholder transmitted or authorized the transmission of the appointment. The proxy appointment form or similar writing shall be filed with the secretary of the corporation before or at the time of the meeting. The appointment of a proxy is effective when received by the corporation and is valid for eleven months unless a different period is expressly provided in the appointment form or similar writing.

Any complete copy, including an electronically transmitted facsimile, of an appointment of a proxy may be substituted for or used in lieu of the original appointment for any purpose for which the original appointment could be used.

Revocation of a proxy does not affect the right of the corporation to accept the proxy's authority unless (i) the corporation had notice that the appointment was coupled with an interest and notice that such interest is extinguished is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment, or (ii) other notice of the revocation of the appointment is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment. Other notice of revocation may, in the discretion of the corporation, be deemed to include the appearance at a shareholders' meeting of the shareholder who granted the proxy and his voting in person on any matter subject to a vote at such meeting.

The death or incapacity of the shareholder appointing a proxy does not affect the right of the corporation to accept the proxy's authority unless notice of the death or incapacity is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment.

The corporation shall not be required to recognize an appointment made irrevocable if it has received a writing revoking the appointment signed by the shareholder (including a shareholder who is a successor to the shareholder who granted the proxy) either personally or by his attorney-in-fact, notwithstanding that the revocation may be a breach of an obligation of the shareholder to another person not to revoke the appointment.

Subject to Section 11 and any express limitation on the proxy's authority appearing on the appointment form, the corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

Section 10 - Voting of Shares

Each outstanding share, regardless of class, shall be entitled to one vote, except in the election of directors, and each fractional share shall be entitled to a corresponding fractional vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the articles of incorporation as permitted by the Colorado Business Corporation Act. Cumulative voting shall not be permitted in the election of directors or for any other purpose.

In the election of directors each record holder of stock shall be entitled to vote all of his votes for as many persons as there are directors to be elected. At each election of directors, that number of candidates equalling the number of directors to be elected, having the highest number of votes cast in favor of their election, shall be elected to the board of directors.

Except as otherwise ordered by a court of competent jurisdiction upon a finding that the purpose of this section would not be violated in the circumstances presented to the court, the shares of the corporation are not entitled to be voted if they are owned, directly or indirectly, by a second corporation, domestic or foreign, and the first corporation owns, directly or indirectly, a majority of the shares entitled to vote for directors of the second corporation except to the extent the second corporation holds the shares in a fiduciary capacity.

Redeemable shares are not entitled to be voted after notice of redemption is mailed to the holders and a sum sufficient to redeem the shares has been deposited with a bank, trust company or other financial institution under an irrevocable obligation to pay the holders the redemption price on surrender of the shares.

Section 11 - Corporation's Acceptance of Votes

If the name signed on a vote, consent, waiver, proxy appointment, or proxy appointment revocation corresponds to the name of a shareholder, the corporation, if acting in good faith, is entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and give it effect as the act of the shareholder. If the name signed on a vote, consent, waiver, proxy appointment or proxy appointment revocation does not correspond to the name of a shareholder, the corporation, if acting in good faith, is nevertheless entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and to give it effect as the act of the shareholder if:

(i) the shareholder is an entity and the name signed purports to be that of an officer or agent of the entity;

(ii) the name signed purports to be that of an administrator, executor, guardian or conservator representing the shareholder and, if the corporation requests, evidence of fiduciary status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

(iii) the name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

(iv) the name signed purports to be that of a pledgee, beneficial owner or attorney-in-fact of the shareholder and, if the corporation requests, evidence acceptable to the corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

(v) two or more persons are the shareholder as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-tenants or fiduciaries, and the person signing appears to be acting on behalf of all the co-tenants or fiduciaries; or

(vi) the acceptance of the vote, consent, waiver, proxy appointment or proxy appointment revocation is otherwise proper under rules established by the corporation that are not inconsistent with this Section 11.

The corporation is entitled to reject a vote, consent, waiver, proxy appointment or proxy appointment revocation if the secretary or other officer or agent authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.

Neither the corporation nor its officers nor any agent who accepts or rejects a vote, consent, waiver, proxy appointment or proxy appointment revocation in good faith and in accordance with the standards of this Section is liable in damages for the consequences of the acceptance or rejection.

Section 12 - Informal Action By Shareholders

Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the shareholders entitled to vote with respect to the subject matter thereof and received by the corporation. Such consent shall have the same force and effect as a unanimous vote of the shareholders and may be stated as such in any document. Action taken under this Section 12 is effective as of the date the last writing necessary to effect the action is received by the corporation, unless all of the writings specify a different effective date, in which case such specified date shall be the effective date for such action. If any shareholder revokes his consent as provided for herein prior to what would otherwise be the effective date, the action proposed in the consent shall be invalid. The record date for determining shareholders entitled to take action without a meeting is the date the corporation first receives a writing upon which the action is taken.

Any shareholder who has signed a writing describing and consenting to action taken pursuant to this Section 12 may revoke such consent by a writing signed by the shareholder describing the action and stating that the shareholder's prior consent thereto is revoked, if such writing is received by the corporation before the effectiveness of the action.

Section 13 - Meetings By Telecommunication

Any or all of the shareholders may participate in an annual or special shareholders' meeting by, or the meeting may be conducted through the use of, any means of communication by which all persons participating in the meeting may hear each other during the meeting. A shareholder participating in a meeting by this means is deemed to be present in person at the meeting.

                         ARTICLE III - BOARD OF DIRECTORS

Section 1 - General Powers

All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of its board of directors, except as otherwise provided in the Colorado Business Corporation Act or the articles of incorporation.

Section 2 - Number, Qualifications and Tenure

The number of directors of the corporation shall be fixed from time to time by the board of directors, within a range of no less than one or more than seven, but no decrease in the number of directors shall have the effect of shortening the term of any incumbent director. A director shall be a natural person who is eighteen years of age or older. A director need not be a resident of Colorado or a shareholder of the corporation.

Directors shall be elected at each annual meeting of shareholders. Each director shall hold office until the next annual meeting of shareholders following his election and thereafter until his successor shall have been elected and qualified. Directors shall be removed in the manner provided by the Colorado Business Corporation Act. Any director may be removed by the shareholders of the voting group that elected the director, with or without cause, at a meeting called for that purpose. The notice of the meeting shall state that the purpose or one of the purposes of the meeting is removal of the director. A director may be removed only if the number of votes cast in favor of removal exceeds the number of votes cast against removal.

Section 3 - Vacancies

Any director may resign at any time by giving written notice to the secretary. Such resignation shall take effect at the time the notice is received by the secretary unless the notice specifies a later effective date. Unless otherwise specified in the notice of resignation, the corporation's acceptance of such resignation shall not be necessary to make it effective. Any vacancy on the board of directors may be filled by the affirmative vote of a majority of the shareholders at a special meeting called for that purpose or by the board of directors. If the directors remaining in office constitute fewer than a quorum of the board, the directors may fill the vacancy by the affirmative vote of a majority of all the directors remaining in office. If elected by the directors, the director shall hold office until the next annual shareholders' meeting at which directors are elected. If elected by the shareholders, the director shall hold office for the unexpired term of his predecessor in office; except that, if the director's predecessor was elected by the directors to fill a vacancy, the director elected by the shareholders shall hold office for the unexpired term of the last predecessor elected by the shareholders.

Section 4 - Regular Meetings

A regular meeting of the board of directors shall be held without notice immediately after and at the same place as the annual meeting of shareholders. The board of directors may provide by resolution the time and place, either within or outside Colorado, for the holding of additional regular meetings without other notice.

Section 5 - Special Meetings

Special meetings of the board of directors may be called by or at the request of the president or any one director. The person or persons authorized to call special meetings of the board of directors may fix any place, either within or outside Colorado, as the place for holding any special meeting of the board of directors called by them, provided that no meeting shall be called outside the State of Colorado unless a majority of the board of directors has so authorized.

Section 6 - Notice

Notice of the date, time and place of any special meeting shall be given to each director at least two days prior to the meeting by written notice either personally delivered or mailed to each director at his residence or business address, or by notice transmitted by private courier, telegraph, telex, electronically transmitted facsimile or other form of wire or wireless communication. If mailed, such notice shall be deemed to be given and to be effective on the earlier of (i) five days after such notice is deposited in the United States mail, properly addressed, with first class postage prepaid, or
(ii) the date shown on the return receipt, if mailed by registered or certified mail return receipt requested, provided that the return receipt is signed by the director to whom the notice is addressed. If notice is given by telex, electronically transmitted facsimile or other similar form of wire or wireless communication, such notice shall be deemed to be given and to be effective when sent, and with respect to a telegram, such notice shall be deemed to be given and to be effective when the telegram is delivered to the telegraph company. If a director has designated in writing one or more reasonable addresses or facsimile numbers for delivery of notice to him, notice sent by mail, telegraph, telex, electronically transmitted facsimile or other form of wire or wireless communication shall not be deemed to have been given or to be effective unless sent to such addresses or facsimile numbers, as the case may be.

A director may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such director. Such waiver shall be delivered to the corporation for filing with the corporate records, but such delivery and filing shall not be conditions to the effectiveness of the waiver. Further, a director's attendance at or participation in a meeting waives any required notice to him of the meeting unless at the beginning of the meeting, or promptly upon his later arrival, the director objects to holding the meeting or transacting business at the meeting because of lack of notice or defective notice and does not thereafter vote for or assent to action taken at the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

Section 7 - Quorum

A majority of the number of directors fixed by the board of directors pursuant to Article III, Section 2 or, if no number is fixed, a majority of the number in office immediately before the meeting begins, shall constitute a quorum for the transaction of business at any meeting of the board of directors. If less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice, for a period not to exceed sixty days at any one adjournment.

Section 8 - Manner of Acting

The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors.

Section 9 - Compensation

By resolution of the board of directors, any director may be paid any one or more of the following: his expenses, if any, of attendance at meetings, a fixed sum for attendance at each meeting, a stated salary as director, or such other compensation as the corporation and the director may reasonably agree upon. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

Section 10 - Presumption of Assent

A director of the corporation who is present at a meeting of the board of directors or committee of the board at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless (i) the director objects at the beginning of the meeting, or promptly upon his arrival, to the holding of the meeting or the transaction of business at the meeting and does not thereafter vote for or assent to any action taken at the meeting, (ii) the director contemporaneously requests that his dissent or abstention as to any specific action taken be entered in the minutes of the meeting, or (iii) the director causes written notice of his dissent or abstention as to any specific action to be received by the presiding officer of the meeting before its adjournment or by the secretary promptly after the adjournment of the meeting. A director may dissent to a specific action at a meeting, while assenting to others. The right to dissent to a specific action taken at a meeting of the board of directors or a committee of the board shall not be available to a director who voted in favor of such action.

Section 11 - Committees

By resolution adopted by a majority of all the directors in office when the action is taken, the board of directors may designate from among its members an executive committee and one or more other committees, and appoint one or more members of the board of directors to serve on them. To the extent provided in the resolution, each committee shall have all the authority of the board of directors, except that no such committee shall have the authority to (i) authorize distributions, (ii) approve or propose to shareholders actions or proposals required by the Colorado Business Corporation Act to be approved by shareholders, (iii) fill vacancies on the board of directors or any committee thereof, (iv) amend the articles of incorporation, (v) adopt, amend or repeal the bylaws, (vi) approve a plan of merger not requiring shareholder approval,
(vii) authorize or approve the reacquisition of shares unless pursuant to a formula or method prescribed by the board of directors, or (viii) authorize or approve the issuance or sale of shares, or contract for the sale of shares or determine the designations and relative rights, preferences and limitations of a class or series of shares, except that the board of directors may authorize a committee or officer to do so within limits specifically prescribed by the board of directors. The committee shall then have full power within the limits set by the board of directors to adopt any final resolution setting forth all preferences, limitations and relative rights of such class or series and to authorize an amendment of the articles of incorporation stating the preferences, limitations and relative rights of a class or series for filing with the Secretary of State under the Colorado Business Corporation Act.

Sections 4, 5, 6, 7, 8 and 12 of Article III, which govern meetings, notice, waiver of notice, quorum, voting requirements and action without a meeting of the board of directors, shall apply to committees and their members appointed under this Section 11.

Neither the designation of any such committee, the delegation of authority to such committee, nor any action by such committee pursuant to its authority shall alone constitute compliance by any member of the board of directors or a member of the committee in question with his responsibility to conform to the standard of care set forth in Article III, Section 14 of these bylaws.

Section 12 - Informal Action By Directors

Any action required or permitted to be taken at a meeting of the directors or any committee designated by the board of directors may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the directors entitled to vote with respect to the action taken. Such consent shall have the same force and effect as a unanimous vote of the directors or committee members and may be stated as such in any document. Unless the consent specifies a different effective time or date, action taken under this Section 12 is effective at the time or date the last director signs a writing describing the action taken, unless, before such time, any director has revoked his consent by a writing signed by the director and received by the president or the secretary of the corporation.

Section 13 - Telephonic Meetings

The board of directors may permit any director (or any member of a committee designated by the board) to participate in a regular or special meeting of the board of directors or a committee thereof through the use of any means of communication by which all directors participating in the meeting can hear each other during the meeting. A director participating in a meeting in this manner is deemed to be present in person at the meeting.

Section 14 - Standard of Care

A director shall perform his duties as a director, including without limitation his duties as a member of any committee of the board, in good faith, in a manner he reasonably believes to be in the best interests of the corporation, and with the care an ordinarily prudent person in a like position would exercise under similar circumstances. In performing his duties, a director shall be entitled to rely on information, opinions, reports or statements, including financial statements and other financial data, in each case prepared or presented by the persons herein designated. However, he shall not be considered to be acting in good faith if he has knowledge concerning the matter in question that would cause such reliance to be unwarranted. A director shall not be liable to the corporation or its shareholders for any action he takes or omits to take as a director if, in connection with such action or omission, he performs his duties in compliance with this Section 14.

The designated persons on whom a director is entitled to rely are (i) one or more officers or employees of the corporation whom the director reasonably believes to be reliable and competent in the matters presented, (ii) legal counsel, public accountant, or other person as to matters which the director reasonably believes to be within such person's professional or expert competence, or (iii) a committee of the board of directors on which the director does not serve if the director reasonably believes the committee merits confidence.

                         ARTICLE IV - OFFICERS AND AGENTS

Section 1 - General

The officers of the corporation shall be a president, one or more vice presidents, a secretary and a treasurer, each of whom shall be appointed by the board of directors and shall be a natural person eighteen years of age or older. One person may hold more than one office. The board of directors or an officer or officers so authorized by the board may appoint such other officers, assistant officers, committees and agents, including a chairman of the board, assistant secretaries and assistant treasurers, as they may consider necessary. Except as expressly prescribed by these bylaws, the board of directors or the officer or officers authorized by the board shall from time to time determine the procedure for the appointment of officers, their authority and duties and their compensation, provided that the board of directors may change the authority, duties and compensation of any officer who is not appointed by the board.

Section 2 - Appointment and Term of Office

The officers of the corporation to be appointed by the board of directors shall be appointed at each annual meeting of the board held after each annual meeting of the shareholders. If the appointment of officers is not made at such meeting or if an officer or officers are to be appointed by another officer or officers of the corporation, such appointments shall be made as determined by the board of directors or the appointing person or persons. Each officer shall hold office until the first of the following occurs: his successor shall have been duly appointed and qualified, his death, his resignation, or his removal in the manner provided in Section 3.

Section 3 - Resignation and Removal

An officer may resign at any time by giving written notice of resignation to the president, secretary or other person who appoints such officer. The resignation is effective when the notice is received by the corporation unless the notice specifies a later effective date.

Any officer or agent may be removed at any time with or without cause by the board of directors or an officer or officers authorized by the board. Such removal does not affect the contract rights, if any, of the corporation or of the person so removed. The appointment of an officer or agent shall not in itself create contract rights.

Section 4 - Vacancies

A vacancy in any office, however occurring, may be filled by the board of directors, or by the officer or officers authorized by the board, for the unexpired portion of the officer's term. If an officer resigns and his resignation is made effective at a later date, the board of directors, or officer or officers authorized by the board, may permit the officer to remain in office until the effective date and may fill the pending vacancy before the effective date if the board of directors or officer or officers authorized by the board provide that the successor shall not take office until the effective date. In the alternative, the board of directors, or officer or officers authorized by the board of directors, may remove the officer at any time before the effective date and may fill the resulting vacancy.

Section 5 - President

The president shall preside at all meetings of shareholders and all meetings of the board of directors unless the board of directors has appointed a chairman, vice chairman, or other officer of the board and has authorized such person to preside at meetings of the board of directors. Subject to the direction and supervision of the board of directors, the president shall be the chief executive officer of the corporation, and shall have general and active control of its affairs and business and general supervision of its officers, agents and employees. Unless otherwise directed by the board of directors, the president shall attend in person or by substitute appointed by him, or shall execute on behalf of the corporation written instruments appointing a proxy or proxies to represent the corporation, at all meetings of the stockholders of any other corporation in which the corporation holds any stock. On behalf of the corporation, the president may in person or by substitute or by proxy execute written waivers of notice and consents with respect to any such meetings. At all such meetings and otherwise, the president, in person or by substitute or proxy, may vote the stock held by the corporation, execute written consents and other instruments with respect to such stock, and exercise any and all rights and powers incident to the ownership of said stock, subject to the instructions, if any, of the board of directors. The president shall have custody of the treasurer's bond, if any. The president shall have such additional authority and duties as are appropriate and customary for the office of president and chief executive officer, except as the same may be expanded or limited by the board of directors from time to time.

Section 6 - Vice Presidents

The vice presidents shall assist the president and shall perform such duties as may be assigned to them by the president or by the board of directors. In the absence of the president, the vice president, if any (or, if more than one, the vice presidents in the order designated by the board of directors, of if the board makes no such designation, then the vice president designated by the president, or if neither the board nor the president makes any such designation, the senior vice president as determined by first election to that office), shall have the powers and perform the duties of the president.

Section 7 - Secretary

The secretary shall (i) prepare and maintain as permanent records the minutes of the proceedings of the shareholders and the board of directors without a meeting, a record of all actions taken by a committee of the board of directors in place of the board of directors on behalf of the corporation, and a record of all waivers of notice of meetings of shareholders and of the board of directors or any committee thereof, (ii) see that all notices are duly given in accordance with the provisions of these bylaws and as required by law, (iii) serve as custodian of the corporate records and of the seal of the corporation and affix the seal to all documents when authorized by the board of directors,
(iv) keep at the corporation's registered office or principal place of business a record containing the names and addresses of all shareholders in a form that permits preparation of a list of shareholders arranged by voting group and by class or series of shares within each voting group, that is alphabetical within each class or series and that shows the address of, and the number of shares of each class or series held by, each shareholder, unless such a record shall be kept at the office of the corporation's transfer agent or registrar, (v) maintain at the corporation's principal office the originals or copies of the corporation's articles of incorporation, bylaws, minutes of all shareholders' meetings and records of all action taken by shareholders without a meeting for the past three years, all written communications within the past three years to shareholders as a group or to the holders of any class or series of shares as a group, a list of the names and business addresses of the current directors and officers, a copy of the corporation's most recent corporate report filed with the Secretary of State, and financial statements showing in reasonable detail the corporation's assets and liabilities and results of operations for the last three years, (vi) have general charge of the stock transfer books of the corporation, unless the corporation has a transfer agent, (vii) authenticate records of the corporation, and (viii) in general, perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the board of directors. Assistant secretaries, if any, shall have the same duties and powers, subject to supervision by the secretary. The directors and/or shareholders may however respectively designate a person other than the secretary or assistant secretary to keep the minutes of their respective meetings.

Any books, records, or minutes of the corporation may be in written form or in any form capable of being converted into written form within a reasonable time.

Section 8 - Treasurer

The treasurer shall be the principal financial officer of the corporation, shall have the care and custody of all funds, securities, evidences of indebtedness and other personal property of the corporation and shall deposit the same in accordance with the instructions of the board of directors. Subject to the limits imposed by the board of directors, he shall receive and give receipts and acquittances for money paid in on account of the corporation, and shall pay out of the corporation's funds on hand all bills, payrolls and other just debts of the corporation of whatever nature upon maturity. He shall perform all other duties incident to the office of the treasurer and, upon request of the board, shall make such reports to it as may be required at any time. He shall, if required by the board, give the corporation a bond in such sums and with such sureties as shall be satisfactory to the board, conditioned upon the faithful performance of his duties and for the restoration to the corporation of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation. He shall have such other powers and perform such other duties as may from time to time be prescribed by the board of directors or the president. The assistant treasurers, if any, shall have the same powers and duties, subject to the supervision of the treasurer.

The treasurer shall also be the principal accounting officer of the corporation. He shall prescribe and maintain the methods and systems of accounting to be followed, keep complete books and records of account as required by the Colorado Business Corporation Act, prepare and file all local, state and federal tax returns, prescribe and maintain an adequate system of internal audit and prepare and furnish to the president and the board of directors statements of account showing the financial position of the corporation and the results of its operations.

                               ARTICLE V - STOCK

Section 1 - Certificates

The board of directors shall be authorized to issue any of its classes of shares with or without certificates. The fact that the shares are not represented by certificates shall have no effect on the rights and obligations of shareholders. If the shares are represented by certificates, such shares shall be represented by consecutively numbered certificates signed, either manually or by facsimile, in the name of the corporation by the president, a vice president, the secretary or an assistant secretary. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, such certificate may nonetheless be issued by the corporation with the same effect as if he were such officer at the date of its issue. The names of the owners of the certificates, the number of shares, and the date of issue shall be entered on the books of the corporation. Each certificate representing shares shall state upon its face:

(i)   that the corporation is organized under the laws of Colorado;

(ii)   the name of the person to whom issued;

(iii) the number and class of the shares and the designation of the series, if any, that the certificate represents;

(iv)   the par value, if any, of each share represented by the certificate;

(v) if the corporation is authorized to issue different classes of shares or different series within a class, the certificate shall contain a conspicuous statement, on the front or the back, that the corporation will furnish to the shareholder, on request in writing and without charge, information concerning the designations, preferences, limitations, and relative rights applicable to each class, the variations in preferences, limitations, and rights determined for each series, and the authority of the board of directors to determine variations for future classes or series; and

(vi) any restrictions imposed by the corporation upon the transfer of the shares represented by the certificate.

If shares are not represented by certificates, within a reasonable time following the issue or transfer of such shares, the corporation shall send the shareholder a complete written statement of all of the information required to be provided to holders of uncertificated shares by the Colorado Business Corporation Act.

Section 2 - Consideration For Shares

Certificates or uncertificated shares shall not be issued until the shares represented thereby are fully paid. The board of directors may authorize the issuance of shares for consideration consisting of any tangible or intangible property or benefit to the corporation, including cash, promissory notes, services performed or other securities of the corporation. Future services shall not constitute payment or partial payment for shares of the corporation. The promissory note of a subscriber or an affiliate of a subscriber shall not constitute payment or partial payment for shares of the corporation unless the note is negotiable and is secured by collateral, other than the shares being purchased, having a fair market value at least equal to the principal amount of the note. For purposes of this Section 2, "promissory note" means a negotiable instrument on which there is an obligation to pay independent of collateral and does not include a non-recourse note.

Section 3 - Lost Certificates

In case of the alleged loss, destruction or mutilation of a certificate of stock, the board of directors may direct the issuance of a new certificate in lieu thereof upon such terms and conditions in conformity with law as the board may prescribe. The board of directors may in its discretion require an affidavit of lost certificate and/or a bond in such form and amount and with such surety as it may determine before issuing a new certificate.

Section 4 - Transfer of Shares

Upon surrender to the corporation or to a transfer agent of the corporation of a certificate of stock duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and receipt of such documentary stamps as may be required by law and evidence of compliance with all applicable securities laws and other restrictions, the corporation shall issue a new certificate to the person entitled thereto, and cancel the old certificate. Every such transfer of stock shall be entered on the stock books of the corporation which shall be entered on the stock books of the corporation which shall be kept at its principal office or by the person and the place designated by the board of directors.

Except as otherwise expressly provided in Article II, Sections 7 and 11, and except for the assertion of dissenters' rights to the extent provided in
Article 113 of the Colorado Business Corporation Act, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any person other than the registered holder, including without limitation any purchaser, assignee or transferee of such shares or rights deriving from such shares on the part of any person other than the registered holder, including without limitation any purchaser, assignee or transferee of such shares or rights deriving from such shares, unless and until such other person becomes the registered holder of such shares, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person.

Section 5 - Transfer Agent, Registrars and Paying Agents

The board may at its discretion appoint one or more transfer agents, registrars and agents for making payment upon any class of stock, bond, debenture or other security of the corporation. Such agents and registrars may be located either within or outside Colorado. They shall have such rights and duties and shall be entitled to such compensation as may be agreed.

                  ARTICLE VI - INDEMNIFICATION OF CERTAIN PERSONS

Section 1 - Indemnification

For purposes of Article VI, a "Proper Person" means any person (including the estate or personal representative of a director) who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any foreign or domestic profit or nonprofit corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company, or other enterprise or employee benefit plan. The corporation shall indemnify any Proper Person against reasonably incurred expenses (including attorneys' fees), judgments, penalties, fines (including any excise tax assessed with respect to an employee benefit plan) and amounts paid in settlement reasonably incurred by him connection with such action, suit or proceeding if it is determined by the groups set forth in Section 4 of this Article that he conducted himself in good faith and that he reasonably believed (i) in the case of conduct in his official capacity with the corporation, that his conduct was in the corporation's best interests, or (ii) in all other cases (except criminal cases), that his conduct was at least not opposed to the corporation's best interests, or (iii) in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful. Official capacity means, when used with respect to a director, the office of director and, when used with respect to any other Proper Person, the office in a corporation held by the officer or the employment, fiduciary or agency relationship undertaken by the employee, fiduciary, or agent on behalf of the corporation. Official capacity does not include service for any other domestic or foreign corporation or other person or employee benefit plan.

A director's conduct with respect to an employee benefit plan for a purpose the director reasonably believed to be in the interests of the participants in or beneficiaries of the plan is conduct that satisfies the requirements in (ii) of this Section 1. A director's conduct with respect to an employee benefit plan for a purpose that the director did not reasonably believe to be in the interests of the participants in or beneficiaries of the plan shall be deemed not to satisfy the requirement of this section that he conduct himself in good faith.

No indemnification shall be made under this Article VI to a Proper Person with respect to any claim, issue or matter in connection with a proceeding by or in the right of a corporation in which the Proper Person was adjudged liable to the corporation or in connection with any proceeding charging that the Proper Person derived an improper personal benefit, whether or not involving action in an official capacity, in which he was adjudged liable on the basis that he derived an improper personal benefit. Further, indemnification under this
Section in connection with a proceeding brought by or in the right of the corporation shall be limited to reasonable expenses, including attorneys' fees, incurred in connection with the proceeding.

Section 2 - Right To Indemnification

The corporation shall indemnify any Proper Person who was wholly successful, on the merits or otherwise, in defense of any action, suit, or proceeding as to which he was entitled to indemnification under Section 1 of this Article VI against expenses (including attorneys' fees) reasonably incurred by him in connection with the proceeding without the necessity of any action by the corporation other than the determination in good faith that the defense has been wholly successful.

Section 3 - Effect of Termination of Action

The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent shall not of itself create a presumption that the person seeking indemnification did not meet the standards of conduct described in Section 1 of this Article VI. Entry of a judgment by consent as part of a settlement shall not be deemed an adjudication of liability, as described in Section 2 of this
Article VI.

Section 4 - Groups Authorized To Make Indemnification Determination

Except where there is a right to indemnification as set forth in Sections 1 or 2 of this Article or where indemnification is ordered by a court in Section 5, any indemnification shall be made by the corporation only as determined in the specific case by a proper group that indemnification of the Proper Person is permissible under the circumstances because he has met the applicable standards of conduct set forth in Section 1 of this Article. This determination shall be made by the board of directors by a majority vote of those present at a meeting at which a quorum is present, which quorum shall consist of directors not parties to the proceeding ("Quorum"). If a Quorum cannot be obtained, the determination shall be made by a majority vote of a committee of the board of directors designated by the board, which committee shall consist of two or more directors not parties to the proceeding, except that directors who are parties to the proceeding may participate in the designation of directors for the committee. If a Quorum of the board of directors cannot be obtained and the committee cannot be established, or even if a Quorum is obtained or the committee is designated and a majority of the directors constituting such Quorum or committee so directs, the determination shall be made by (i) independent legal counsel selected by a vote of the board of directors or the committee in the manner specified in this Section 4 or, if a Quorum of the full board of directors cannot be obtained and a committee cannot be established, by independent legal counsel selected by a majority vote of the full board (including directors who are parties to the action) or (ii) a vote of the shareholders.

Authorization of indemnification and advance of expenses shall be made in the same manner as the determination that indemnification or advance of expenses is permissible except that, if the determination that indemnification or advance of expenses is permissible is made by independent legal counsel, authorization of indemnification and advance of expenses shall be made by the body that selected such counsel.

Section 5 - Court-Ordered Indemnification

Any Proper Person may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction for mandatory indemnification under Section 2 of this Article, including indemnification for reasonable expenses incurred to obtain court-ordered indemnification. If a court determines that the Proper Person is entitled to indemnification under
Section 2 of this Article, the court shall order indemnification, including the Proper Person's reasonable expenses incurred to obtain court-ordered indemnification. If the court determines that such Proper Person is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not he met the standards of conduct set forth in
Section 1 of this Article or was adjudged liable in the proceeding, the court may order such indemnification as the court deems proper except that if the Proper Person has been adjudged liable, indemnification shall be limited to reasonable expenses incurred in connection with the proceeding and reasonable expenses incurred to obtain court-ordered indemnification.

Section 6 - Advance of Expenses

Reasonable expenses (including attorneys' fees) incurred in defending an action, suit or proceeding as described in Section 1 may be paid by the corporation to any Proper Person in advance of the final disposition of such action, suit or proceeding upon receipt of (i) a written affirmation of such Proper Person's good faith belief that he has met the standards of conduct prescribed by Section 1 of this Article VI, (ii) a written undertaking, executed personally or on the Proper Person's behalf, to repay such advances if it is ultimately determined that he did not meet the prescribed standards of conduct (the undertaking shall be an unlimited general obligation of the Proper Person but need not be secured and may be accepted without reference to financial ability to make repayment), and (iii) a determination is made by the proper group (as described in Section 4 of this Article VI) that the facts as then known to the group would not preclude indemnification. Determination and authorization of payments shall be made in the same manner specified in Section 4 of this Article VI.

Section 7 - Additional Indemnification To Certain Persons Other Than Directors

In addition to the indemnification provided to officers, employees, fiduciaries or agents because of their status as Proper Persons under this Article, the corporation may also indemnify and advance expenses to them if they are not directors of the corporation to a greater extent than is provided in these bylaws, if not inconsistent with public policy, and if provided for by general or specific action of its board of directors or shareholders or by contract.

Section 8 - Witness Expenses

The sections of this Article VI do not limit the corporation's authority to pay or reimburse expenses incurred by a director in connection with an appearance as a witness in a proceeding at a time when he has not been made a named defendant or respondent in the proceeding.

Section 9 - Report To Shareholders

Any indemnification of or advance of expenses to a director in accordance with this Article VI, if arising out of a proceeding by or on behalf of the corporation, shall be reported in writing to the shareholders with or before the notice of the next shareholders' meeting. If the next shareholder action is taken without a meeting at the instigation of the board of directors, such notice shall be given to the shareholders at or before the time the first shareholder signs a writing consenting to such action.

                       ARTICLE VII - PROVISION OF INSURANCE

Section 1 - Provision of Insurance

By action of the board of directors, notwithstanding any interest of the directors in the action, the corporation may purchase and maintain insurance, in such scope and amounts as the board of directors deems appropriate, on behalf of any person who is or was a director, officer, employee, fiduciary or agent of the corporation, or who, while a director, officer, employee, fiduciary or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee fiduciary or agent of any other foreign or domestic corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company, other enterprise or employee benefit plan, against any liability asserted against, or incurred by, him in that capacity or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of Article VI or applicable law. Any such insurance may be procured from any insurance company designated by the board of directors of the corporation, whether such insurance company is formed under the laws of Colorado or any other jurisdiction of the United States or elsewhere, including any insurance company in which the corporation has an equity interest or any other interest, through stock ownership or otherwise.

                          ARTICLE VIII - MISCELLANEOUS

Section 1 - Seal

The board of directors may adopt a corporate seal, which shall be circular in form and shall contain the name of the corporation and the words, "Seal, Colorado."

Section 2 - Fiscal Year

The fiscal year of the corporation shall be as established by the board of directors.

Section 3 - Amendments

The board of directors shall have power, to the maximum extent permitted by the Colorado Business Corporation Act, to make, amend and repeal the bylaws of the corporation at any regular or special meeting of the board unless the shareholders, in making, amending or repealing a particular bylaw, expressly provide that the directors may not amend or repeal such bylaw. The shareholders also shall have the power to make, amend or repeal the bylaws of the corporation at any annual meeting or at any special meeting called for that purpose.

Section 4 - Receipt of Notices By The Corporation

Notices, shareholder writings consenting to action, and other documents or writings shall be deemed to have been received by the corporation when they are actually received: (1) at the registered office of the corporation in Colorado;
(2) at the principal office of the corporation (as that office is designated in the most recent document filed by the corporation with the secretary of state for Colorado designating a principal office) addressed to the attention of the secretary of the corporation; (3) by the secretary of the corporation wherever the secretary may be found; or (4) by any other person authorized from time to time by the board of directors or the president to receive such writings, wherever such person is found.

Section 5 - Gender

The masculine gender is used in these bylaws as a matter of convenience only and shall be interpreted to include the feminine and neuter genders as the circumstances indicate.

Section 6 - Conflicts

In the event of any irreconcilable conflict between these bylaws and either the corporation's articles of incorporation or applicable law, the latter shall control.

Section 7 - Definitions

Except as otherwise specifically provided in these bylaws, all terms used in these bylaws shall have the same definition as in the Colorado Business Corporation Act.

The undersigned, being the directors of SCARAB SYSTEMS, INC., pursuant to
Article 110 of the Colorado Business Corporations Act, by their signatures hereby make the foregoing the By-Laws of Scarab Systems, Inc.

Dated the 1st day of April, 2003.



/s/ Thomas E. Mills                  /s/ Lou Hilford
Thomas E. Mills                     Lou Hilford