Form 10KSB
period 2004-03-31
SCARAB SYSTEMS INC
filed 2004-04-30
CIK 859747

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________
                      Commission file # 0-19949

                        Scarab Systems, Inc.
       (Exact Name of Registrant as Specified in its Charter)

                       Colorado                        84-1153522
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification number)

528-666 Burrard Street, Vancouver,  British Columbia     V6C 2X8
     (Address of principal executive offices)           (Zip Code)


              Issuer's telephone number: (604) 639-3178

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

The Issuer had no revenue for the fiscal year ended March 31, 2004.

As of April 26, 2004, the aggregate market value of the Common Stock of the Issuer, based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was approximately $6,307,459.

As of April 26, 2004, 12,173,319 shares of Common Stock of the Issuer were outstanding. EXCEPT WHERE AND AS OTHERWISE STATED TO THE
CONTRARY IN THIS ANNUAL REPORT, ALL SHARE, PRICES PER SHARE AND EXERCISE PRICES HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE ONE-FOR-TEN SHARE CONSOLIDATION OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 20, 2004.

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

As used in this annual report, the terms "we", "us", "our", "Company" and "Scarab" means Scarab Systems Inc., unless otherwise indicated.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General Overview

We are a development stage company and are not presently engaged in any business. Since our formation, we have explored and entered into various businesses but have since ceased any business operations. We continue to seek projects of merit and if we require additional capital in connection with any potential acquisition, we plan to raise such additional funds through equity or debt of the Company.

Corporate History

Scarab Systems, Inc. (the "Company" or "Scarab") is a development stage company that was formed by the merger of Scarab Systems, Inc., a Nevada corporation into iRV, Inc., a Colorado corporation.

Scarab   Systems,  Inc.  (Nevada)  was  a  privately   owned   Nevada
corporation that was incorporated on October 8, 2001. It was initially formed in order to provide services to the e-commerce industry, and in particular to provide marketing services, e-commerce development services and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that could be used for both electronic commerce and point of sale purchases.

The effective date of the merger transaction between Scarab Systems, Inc. (Nevada) and iRV, Inc. was July 17, 2002. On that date the shareholders of Scarab Systems, Inc. (Nevada) received ten shares of the common stock of iRV, Inc. for each share of Scarab Systems, Inc. (Nevada) common stock owned. The number of outstanding shares of iRV, Inc. increased from 1,446,299 to 9,706,290. The 8,260,000 shares of iRV, Inc.'s stock issued to the former shareholders of Scarab Systems, Inc. (Nevada) represented, immediately after their issuance, 86% of the total issued and outstanding shares of iRV, Inc.'s common stock following the merger. This reorganization was accounted for as though it were a re-capitalization of Scarab Systems, Inc. (Nevada) and a sale of shares by Scarab Systems, Inc. (Nevada) in exchange for the net assets of iRV, Inc. Subsequent to completion of the reorganization, Scarab Systems, Inc. (Nevada) transferred all its assets and liabilities to iRV, Inc. and ceased operations. The directors and executive officers of iRV, Inc. were subsequently reconstituted. iRV, Inc. changed its name to Scarab Systems, Inc. on March 24, 2003. The corporate charter of Scarab Systems Inc. (Nevada) was revoked in 2002.

On January 30, 2002, we were given two options in fiscal year 2002 to acquire all the issued and outstanding shares of 485017 B.C. Ltd., a British Columbia company doing business as MarketEdge Direct ("MED"), as security against a subscription receivable of $337,500 for 675,000 shares from the shareholders of MED. MED was in the business of providing a wide range of marketing products and services. Effective August 7, 2002, we exercised both of the options and acquired all the issued and outstanding shares of MED. Due to disappointing financial results of MED, on March 28, 2003, we entered into an agreement with the former shareholders of MED to sell MED back to them. As a result, all the issued and outstanding shares of MED we acquired were sold back to the former MED shareholders for the return to treasury of 540,000 of our common shares.

On March 28, 2003, we acquired all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia corporation ("Catalyst"). Catalyst is a Vancouver based, web design and Internet application developer. Catalyst specializes in the development of web-sites and Internet software design, primarily for the Health and Nutraceutical industry. Our acquisition of Catalyst was treated as a non-material business combination in the fiscal year 2003.

Due to a lack of working capital and disappointing financial results of Catalyst during the current period, our board of directors decided on March 15, 2004, that it would abandon Catalyst, the Company's only subsidiary. The Company's operations related to Catalyst did not generate material traffic or revenues in the current period.

On January 20, 2004, as approved by the requisite number of shares at the Special Meeting of Shareholders of the Company on September 24, 2002, a one-for-ten share consolidation of the Company's stock took effect for shareholders of record. All per share information for all prior periods have been adjusted accordingly.

Our Current Business

We are a development stage company and are not presently engaged in any business. Accordingly, the auditor's report on our financial statements notes that we will need additional financing or future profitability to continue as a going concern. Since our formation, we have explored and entered into various businesses but have since ceased any business operations. We continue to seek projects of merit and if we require additional capital in connection with any potential acquisition, we plan to raise such additional funds through equity or debt of the Company.

We were previously engaged in providing e-commerce services. These services have been comprised of marketing, e-commerce development, web design, internet application development and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases. In fiscal year 2003 we substantially ceased all operations with respect to our e-commerce services due to nominal revenue.

We currently have no facilities and no employees. Our administrative affairs are conducted by our officers as independent contractors. Our address is 528-666 Burrard Street, Vancouver, British Columbia V6C 2X8. Our telephone number is (604) 639-3178.

Plan of Operations

We actively seek acquisition candidates. We believe the Company can offer owners of potential merger or acquisition candidates the opportunity to access public markets. The target company will, however, incur significant post-merger or acquisition registration costs in the event target company shareholders wish to offer a portion of their shares for subsequent sale. Further, while target company shareholders will receive "restricted securities" in any merger or acquisition transaction, those restricted securities will represent, if a trading market develops for our common stock, ownership in a "publicly-traded" as opposed to a "privately-held" company. We also believe target company shareholders may benefit in obtaining a greater ownership percentage in the Company remaining after a merger or acquisition than may be the case in the event a target company offered its shares directly for sale to the public. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for target company shareholders.

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

It should be noted, however, that our independent accountants audit report for the fiscal year ended March 31, 2004 contains a qualification and explanatory language that due to our recurring losses from operations and working capital deficiency, substantial doubts exist about our ability to continue as a going concern.

Plan of Acquisition

We plan to follow a systematic approach to identify our most suitable acquisition candidates. In the past, our officers and directors have not used consultants in an effort to identify potential target companies, although it is possible that such consultants may be used in the future.

We intend to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations and personal contacts of our affiliates. As is customary in the industry, we may pay a fee to a non-affiliate for locating a merger or acquisition candidate. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with industry standards. After preliminary candidates are identified, we will then apply certain of our broad criteria to the prospects. Essentially, this will entail a determination by us as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, we will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospects' businesses. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass a look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For example, at this stage, we may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, we will review the prospect's audited financial statements. Nevertheless, this evaluation is anticipated to provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

Assuming we are able to complete the preliminary evaluation process and select a limited number of companies for further study, of which there can be no assurance, we may enter into preliminary negotiations with target company management in order to obtain detailed financial and operational information. Following our receipt of such information, we expect conduct an in-depth analysis of five major areas of concern with respect to the target company as follows:

1. Managerial and Financial Stability. We expect to review audited financial statements of the target company, to the extent available, and will also research the background of each director and member of management of the target company in order to discern whether the stability of the company is such that further negotiations are warranted.

2. Industry Status. We expect to research the potential of the target company's industry, in order to determine whether the industry is in the growth, stagnant or declining stage. The concern here is whether the industry is in a growth, stagnant or declining stage.

3. Production of Product. If the target company is a manufacturer, we intend to review whether it has the necessary resources or access to the necessary resources and supplies to produce a quality product in a timely manner.

4. Acceptance and Potential of Product. We expect to review the acceptance of the target company's product in the market place and assess the competition. We intend to also review whether or not the product is realistic (ie. whether there is potential for the product to be workable and to fulfill our intended purpose).

5. Development of Target Company. We expect to review the target company's stage of development (e.g. start-up stage, established company, etc.).

The foregoing is an outline of the areas of concern which most often arise and merit careful scrutiny by management. Because of the possible varieties of target companies which may come to our attention, additional factors will most likely be considered in any given analysis. Also, the procedures used in such a review are expected to vary depending upon the target company being analyzed. We may select a target company for further negotiations even though the target may not receive a favorable evaluation as to some of the five areas of concern.

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

The final stage of any merger or acquisition to be effected by us will require us to retain the services of legal counsel and a qualified accounting firm in order to properly effect the merger or acquisition. We may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, we anticipate that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If we are unable to complete the merger or acquisition for any reason, our capital may be substantially depleted if legal fees and accounting costs have been incurred. We intend to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

We anticipate that it may be necessary to raise additional funds within the next 12 months to meet expenditures required for operations. There are no current plans or commitments in this regard, and there can be no assurance that we will be able to raise the funds necessary to continue our limited operations.

It is possible that acquisition targets are seeking a business combination with us as part of their efforts to raise additional capital. We may raise capital, either through the public or private sale of equity or debt securities to enable us to provide bridge capital to any potential acquisition candidate. In addition, we may borrow funds or use proceeds of any equity or debt offering to make payments to our management, promoters, or their respective affiliates or associates.

Role of Management in Acquisition Process

The consummation of any acquisition may result in a change in control of the Company, pursuant to which the officers, directors and principal shareholders of the acquired company will be issued sufficient numbers of shares of our common stock to exercise voting control immediately following the acquisition. In addition, the transaction may involve the sale by our current principal shareholders of all or a portion of their beneficial ownership of our common stock to the control persons of the acquired company. Such sale would be upon terms privately negotiated between the principals of the acquired company and our principal shareholders. Our shareholders will, in all likelihood, not be provided with information, including financial statements, of a business to be acquired nor be afforded an opportunity to approve or consent to any stock buy-out transaction involving our principal shareholders.
Moreover, our other shareholders in all likelihood will not be offered an opportunity to sell their shares of our common stock on the same or similar terms and conditions. We have not adopted and do not plan to adopt in the future any policy that would restrict, limit or prohibit management or our principal shareholders from negotiating a buy-out of their stock in connection with an acquisition transaction.

Competition

We will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with numerous other small, blank check public companies.

Regulation and Taxation

We could be subject to regulation under the Investment Company Act of 1940 in the event we obtain and continue to hold a minority interest in a number of entities. Our plan of operation is based upon us obtaining a controlling interest in any merger or acquisition target company and, accordingly, we may be required to discontinue any prospective merger or acquisition of any company in which a controlling interest will not be obtained.

We could also be required to register under the Investment Company Act of 1940 in the event it comes within the definition of an Investment Company contained in that Act due to our assets consisting principally of shares held in a number of other companies. We intend to seek at most one or two mergers or acquisitions, which transactions we believe will not result in the Company being deemed an "investment company" since our interests will be in majority or wholly owned subsidiaries which themselves will not be investment companies.

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

Employees and Consultants

The Company's President, Chief Executive Officer, Chief Financial Officer and Secretary is Thomas E. Mills. The Company's Chief Operations Officer is Lou Hilford.

The Company has no employees. Management services are provided to the Company by Thomas E. Mills and Lou Hilford, without compensation. There is no employment or consulting agreements between the Company and Mr. Mills or Mr. Hilford.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company does not own any real property either for its own use or for investment purposes. Office space for our corporate offices is currently provided at no charge by our President, Thomas E. Mills.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not presently a party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our securities holders during the fourth quarter ended March 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

The outstanding shares of the Company's common stock are traded over-the-counter on an electronic bulletin board under the symbol "SBSY". The Company's transfer agent is Computershare Investor Services, located at 350 Indiana Street, Suite 800, Golden, Colorado, 80401.

The following table summarizes the reported high and low bid and ask prices for the Company's Common Stock for the last two fiscal years based on OTCBB quotations. Since the quotations do not include commissions or the amounts that a dealer may mark-up or markdown the stock in a particular transaction, quotations may not accurately reflect the actual transactions that were completed during the fiscal period. All prices per share before January 20, 2004, take into account the one-for-ten share consolidation which has the effect of multiplying the pre-consolidated price per share by a factor of ten.


               2003 Fiscal Year    High           Low
               ----------------    -----          -----
               First Quarter       $1.70          $0.60
               Second Quarter      $0.90          $0.10
               Third Quarter       $0.40          $0.20
               Fourth Quarter      $0.30          $0.10

               2004 Fiscal Year    High           Low
               ----------------    -----          -----
               First Quarter       $0.20          $0.10
               Second Quarter      $0.20          $0.10
               Third Quarter       $0.20          $0.10
               Fourth Quarter      $0.51          $0.05


As of March 31, 2004, there were 188 owners of record of the Company's common stock. Approximately 1,490,857 were held in the name of Cede & Co., an institution that holds stock for a large number of beneficial owners.

Recent Sales of Unregistered Securities

In February, 2004, we issued 510,000 shares of common stock upon the conversion of debt in the amount of $51,000 to our President, Thomas
E. Mills. Mr. Mills is a non-U.S. person and the shares were issued in reliance on Regulation S under the Securities Act of 1933.

In February, 2004, we issued 1,200,000 shares of common stock pursuant to a private placement in exchange for aggregate cash payments of $120,000. We issued 750,000 of the common shares to two non-U.S. persons for aggregate payments of $75,000 and in reliance on Regulation S under the Securities Act of 1933. We also issued 450,000 of the common shares to two U.S. persons for aggregate cash payments of $45,000 and in reliance on Section 4(2) under the Securities Act of 1933.

Dividend Policy

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

ITEM   6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

Our business was to provide services to the e-commerce industry. Historically, these services have been comprised of marketing, e-commerce development and the sale and distribution of transaction processing and payment services, including rechargeable stored value payment and money transfer systems that can be used for both electronic commerce and point of sale purchases. We ceased to offer these services and we are seeking new opportunities.

The Company has been in the development stage since its inception. It has earned no significant operating revenue to date, has accumulated losses of $883,317 and will require additional working capital to sustain its minimal operations. These circumstances raise substantial doubt as to its ability to continue as a going concern.

We intend to continue to identify and review opportunities in the technology and resources sectors. We are currently reviewing various financing alternatives, including the possibility of an additional private equity offering. There can be no assurance, however, that such opportunities or financings will be available to us, or if it is, that it will be available on terms acceptable to us. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

We currently have no facilities and no employees.

Results of Operations

For the Year Ended March 31, 2004 Compared to the Year Ended March
31, 2003

Operating  Expenses  from  Continued Operations.  Operating  expenses consisted of consulting fees, management fees, professional fees, stock based compensation and other general corporate expenses. Operating expenses were $411,651 for the year ended March 31, 2004, compared with $347,045 for the year ended March 31, 2003. The increase was a result of the Company recording $195,740 in stock based compensation for stock options granted to consultants during the year ended March 31, 2004, compared with no such expense for the year ended March 31, 2003. Excluding the stock based compensation charge of $195,740, the operating costs decreased by $131,134, or 38%, due to the curtailing of substantially all of the Company's operating activities during the current year. Consulting fees were $169,059 for the year ended March 31, 2004, compared with $170,469 for the year ended March 31, 2003. During the current period, the Company recorded $100,000 in consulting services for restructuring efforts and the balance of $69,059 was related to consulting services for managing our operations and reporting requirements. During the comparative period in 2003, consultants were engaged to manage the operations of the Company. Professional fees were $65,780 for the year ended March 31, 2003, compared with no such fees for the year ended March 31, 2004. Professional fees incurred in fiscal year 2003 consisted of financial consulting fees for the negotiation of debt financing for our operations. Audit and legal fees were $14,924 for the year ended March 31, 2004 compared to $20,181 for the year ended March 31, 2003. Legal and accounting fees related to the costs associated with the Company's audited statements and periodic reporting obligations. General office expenses were $21,501 for the year ended March 31, 2004, compared with $30,756 for the year ended March 31, 2003 when the Company was operating. Interest costs were $8,948 for the year ended March 31, 2004 compared with $7,621 for the year ended March 31, 2003.

Gain on Settlement of Debt. We recorded a gain on the settlement of debt of $37,045 for the year ended March 31, 2004 compared to no such gain during the year ended March 31, 2003. The gains were from negotiated settlements with creditors to the benefit of the Company. We also recorded gains on the settlement of related party debt in the amount of $110,527 for the year ended March 31, 2004. However, debt settlements with related parties are treated as contributed surpluses in the statement of stockholders' deficit instead of the statement of operations.

Net Income from Discontinued Operations. We ceased substantially all of our operating businesses during the fiscal year ended March 31, 2003 and, as a result, combined all operating revenues and expenses related to the previous business under discontinued operations. The
Company recorded no net income from discontinued operations for the year ended March 31, 2004, compared with a net income of $21,082 for the year ended March 31, 2003.

Net Loss for the Period. We recorded a net loss of $374,606 for the year ended March 31, 2004, compared with a net loss of $396,277 for the year ended March 31, 2003.

Liquidity and Capital Resources

Our cash on hand was $12,621 as at March 31, 2004 compared to no cash at March 31, 2003. Our working capital deficit was $15,261 as at March 31, 2004, including $27,882 in accounts payable that existed at the end of the previous fiscal year. This compares to a working capital deficit of $210,227 as at March 31, 2003.

Our improved cash position and working capital deficit was achieved though receipt of gross proceeds of $216,000 from the issuance of common stock, from $37,045 in debt forgiveness by creditors and from $110,527 in debt forgiveness by related party creditors during the year ended March 31, 2004. This compares with $40,000 in gross proceeds from the issuance of common stock and no debt forgiveness for the year ended March 31, 2003.

During the year ended March 31, 2004, we received $7,500 from the issuance of a promissory note and by the end of the year had repaid all of the existing promissory notes totaling $59,109 and converted a $40,000 promissory note, along with $11,000 in accrued interest, to common shares. During the comparative period in 2003, we received gross proceeds of $90,921 from the issuance of promissory notes.

Other  than  the  foregoing,  we  know  of  no  trends,  demands   or
uncertainties that are reasonably likely to have an impact on the Company's liquidity or capital resources.

We will require additional financing in order to complete our stated plan of operations for the next twelve months. We believe that we will require an additional $60,000 to sustain minimum operations during the next twelve months.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

In December 2003, the FASB Issued SFAS No. 132(R), a revision to SFAS No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, SFAS No. 132(R) is effective for the financials statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for the fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) does not have an impact on the Company's financial position or results of operations.

In December, 2003 the American Institute of certified Public Accounts and the Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after march 15, 2004, Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has not yet determined the impact on the financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004. The Company is currently analyzing the impact of the SEC's position and will, if required, account for its loan origination commitments as prescribed.

In January 2003, the FASB released FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The Company expects that the full adoption of FIN 46R in 2004 will not have a material impact on the Company's financial position or results of operations

Application of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2004 and 2003, cash and cash equivalents consist of cash only.

Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting
period.   Actual  results  could  differ  from  those  estimates  and assumptions.

Furniture

Furniture is recorded at cost. Depreciation is based on the estimated useful lives of the assets and is computed using the declining balance method as follows:

     Furniture and fixtures                  30%

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2004 the Company had no balance in a bank beyond insured limits.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and promissory notes. The carrying amount of accounts payable and accrued liabilities approximates fair value due to the short-term nature of these items. The promissory notes also approximate fair value based on evaluations of market interest rates and short-term nature of the payable.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the
Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the year ended March 31, 2004.

Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended March 31, 2004 and 2003.

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share as the stock options to acquire common shares as disclosed in the notes are anti-dilutive.

Stock-based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation", as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure - An amendment of SFAS No. 123". SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company initiated a 2004 Non-Qualified Stock Option Plan. During the year ended March 31, 2004, the Company granted 1,060,000 stock options to non-employees.

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

Accounting for Derivative Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Long-Lived Assets Impairment

Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the
Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

ITEM 7.        FINANCIAL STATEMENTS

               SCARAB SYSTEMS, INC.
               (A development stage enterprise)

               Financial Statements
               (Expressed in U.S. Dollars)

               March 31, 2004 and 2003



               Index

               Report of Independent Auditors

               Balance Sheets

               Statements of Stockholders' Deficiency

               Statements of Operations

               Statements of Cash Flows

               Notes to Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
Website:  www.ellisfoster.com


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
SCARAB SYSTEMS, INC.
(A development stage enterprise)

We have audited the balance sheets of Scarab Systems, Inc. (the "Company") (a development stage enterprise) as at March 31, 2004 and 2003, the related statements of stockholders' deficit from October 8, 2001 (inception) to March 31, 2004 and the statements of operations and cash flows for the years ended March 31, 2004, 2003 and from October 8, 2001 (inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and 2003 and the results of its operations and cash flows for the years ended March 31, 2004, 2003 and from October 8, 2001 (inception) to March 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has not generated any revenue from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                  "MOORE STEPHENS ELLIS FOSTER LTD."
April 7, 2004                                Chartered Accountants

SCARAB SYSTEMS, INC.
(A development stage enterprise)
Balance Sheets

(Expressed in U.S. Dollars)
================================================================================

                                               March 31                 March 31
                                                   2004                     2003
--------------------------------------------------------------------------------
ASSETS

Current assets
  Cash and cash equivalents                   $  12,621            $           -
--------------------------------------------------------------------------------

Total current assets                                  -                        -

Furniture, net of accumulated depreciation            -                    1,305
--------------------------------------------------------------------------------

Total assets                                  $  12,621            $       1,305
================================================================================

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities    $  27,882            $     124,306
  Promissory notes                                    -                   85,921
--------------------------------------------------------------------------------

Total current liabilities                        27,882                  210,227

Promissory notes - non current                        -                    5,000
--------------------------------------------------------------------------------

Total liabilities                                27,882                  215,227
--------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT

Share capital

  Authorized: 100,000,000 common shares with a par value of $0.001 per share

  Issued and outstanding: 12,173,319 Common shares
     (March 31, 2003 - 9,166,299)             $  12,173            $       9,166

Additional paid in capital                      855,883                  245,123

Share subscriptions received                          -                   40,500

Deficit accumulated during
    the development stage                     (883,317)                (508,711)
--------------------------------------------------------------------------------

Total stockholders' deficit                    (15,261)                (213,922)
--------------------------------------------------------------------------------

Total liabilities and
    stockholders' (deficit)                   $  12,621            $       1,305
================================================================================
The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)
Statements of Stockholders' Deficit
For the period from October 8, 2001 (inception) to March 31, 2004
(Expressed in US Dollars)
==================================================================================================================================
                                                                                                            Deficit
                                                                                                 Share  accumulated
                                                       Common stock           Additional  subscription       during          Total
                                                  ---------     ---------        Paid-in     received/  development  shareholders'
                                                     Shares        Amount        capital  (receivable)        stage        deficit
----------------------------------------------------------------------------------------------------------------------------------
Stock issued for cash at $0.001 per share
   in October, 2001                               5,425,000  $      5,425   $          -   $        -   $         -   $      5,425

Stock issued for intangible asset acquisition
   at $0.001 per share in October,2001              200,000           200              -            -             -            200

Issued 1,440,000 common stock at
   $0.001 per share in October, 2001              1,440,000         1,440              -      (1,440)             -              -

Stock issued at $0.50 per share
   in November, 2001                                675,000           675        336,825    (337,500)             -              -

Stock issued for cash at $0.50 per share
   in January, 2002                                 390,000           390        194,610            -             -        195,000

 Net (loss) for the period                                -             -              -            -     (112,434)      (112,434)
----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                           8,130,000  $      8,130   $    531,435   $(338,940)  $  (112,434)   $     88,191

Stock issued for cash at $0.25 $0.50 per share
   in April 2003                                    130,000           130         39,870            -             -         40,000

Recapitalization to effect the acquisition
   of iRV, Inc.                                   1,446,299         1,446        (1,446)            -             -              -

Acquisition of MarketEdgeDirect                           -             -              -      337,500             -        337,500

Proceeds of share subscriptions                                                                 1,440                        1,440

Return of stocks in connection of
   disposal of MarketEdgeDirect                   (540,000)         (540)      (358,042)            -             -      (358,582)

Proceeds of 96,000 share subscriptions
   at $0.40 to $0.50 per share                                                                 40,500                       40,500

241,020 Shares allotted for services
   rendered at $0.10 to $0.40 per share                                           33,306            -                       33,306

 Net (loss) for the period                                -             -              -            -     (396,277)      (396,277)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                           9,166,299   $     9,166   $    245,123   $   40,500   $ (508,711)   $  (213,922)
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)
Statements of Stockholders' Deficit
For the period from October 8, 2001 (inception) to March 31, 2004
(Expressed in US Dollars)
==================================================================================================================================
                                                                                                            Deficit
                                                                                                Share   accumulated
                                                       Common stock           Additional  subscription       during          Total
                                                  ---------     ---------        Paid-in     received/  development  shareholders'
                                                     Shares        Amount        capital  (receivable)        stage        deficit
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                           9,166,299   $     9,166   $    245,123   $   40,500   $ (508,711)   $  (213,922)

Stocks issued for services rendered and
   recorded in fiscal year 2003                     241,020           241          (241)            -             -              -

Stocks issued at $0.40 to $0.50 per share
   in fiscal year 2003                               96,000            96         40,404     (40,500)             -              -

Stocks issued for conversion of debt
   at $0.10 per share in February 2004              510,000           510         50,490            -             -         51,000

Stocks issued for cash at $0.10 per share
   in February and March 2004                     1,200,000         1,200        118,800            -                      120,000

Stocks issued for exercise of stock options
   at $0.10 per share in February and March 2004    960,000           960         95,040            -             -         96,000

Issuance of stock options as compensation                 -             -        195,740            -             -        195,740

Forgiveness of debt - related party                       -             -        110,527            -             -        110,527

 Net (loss) for the period                                -             -              -            -     (374,606)      (374,606)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                          12,173,319     $  12,173   $    855,883   $        -   $ (883,317)   $   (15,261)
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)
Statements of Operations
(Expressed in U.S. Dollars)
==========================================================================================
                                            Cumulative              Year              Year
                                       October 8, 2001             Ended             Ended
                                        (inception) to         March 31,         March 31,
                                        March 31, 2004              2004              2003

General and administrative expenses
  Consulting                           $       400,620   $       169,059   $       170,469
  Interest expense on long term debt            16,569             8,948             7,621
  Legal and accounting                          55,478            14,924            20,181
  Office and Miscellaneous                      60,513            21,501            30,756
  Professional fees                             65,780                 -            65,780
  Rent                                          43,383                 -            29,485
  Stock based compensation                     195,740           195,740                 -
  Telephone                                     16,594               232            15,252
  Travel                                        16,453             1,247             7,501
------------------------------------------------------------------------------------------

Operating (loss)                             (871,130)         (411,651)         (347,045)

Other income (expense)
  Gain on settlement of debt                    37,045            37,045                 -
  Write-off of goodwill                       (70,114)                 -          (70,114)
  Write-off of Smart-e-Card
     Distribution Rights                         (200)                 -             (200)
------------------------------------------------------------------------------------------

Loss from continued operations               (904,399)         (374,606)         (417,359)

Net income from discontinued operations         21,082                 -            21,082
------------------------------------------------------------------------------------------

Net loss for the period                $     (883,317)   $     (374,606)   $     (396,277)
==========================================================================================

Basic and diluted earning (loss) per share,
  Loss from continued operations                         $        (0.04)   $        (0.05)
  Net income from discontinued operations                           0.00              0.00
------------------------------------------------------------------------------------------

Net (loss) for the year                                  $        (0.04)   $        (0.05)
==========================================================================================

Weighted average number of
  common shares outstanding                                    9,481,502         8,802,948
==========================================================================================

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC.
(A development stage enterprise)
Statements of Cash Flows
(Expressed in U.S. Dollars)
==========================================================================================
                                            Cumulative              Year              Year
                                       October 8, 2001             Ended             Ended
                                        (inception) to         March 31,         March 31,
                                        March 31, 2004              2004              2003

Cash flows from (used in) operating activities
  Net (loss) for the period            $     (883,317)   $     (374,606)   $     (396,277)
  Adjustment to reconcile net loss to
   net cash used in operating activities:
    - amortization                               2,194             1,305               559
    - stock based compensation                 195,740           195,740                 -
    - foreign exchange                         (5,989)             2,688                 -
    - write-off of goodwill                     70,114                 -            70,114
    - debt forgiven                            103,140           103,140                 -
    - write-off of Smart-e-Card
        Distribution Rights                        200                 -               200
    - net income from the discontinued
        operations                            (21,082)                 -          (21,082)
    - shares allotted for service rendered      33,306                 -            33,306
  Changes in non-cash working capital items:
    - prepaid expenses and deposits                  -                 -             8,515
    - accounts payable and accrued liabilities  35,269          (80,037)           116,877
------------------------------------------------------------------------------------------

Net cash used in operating activities        (470,425)         (151,770)         (187,788)
------------------------------------------------------------------------------------------

Cash flows used in investing activities
  Loan to Healthnet (Note 4)                  (62,684)                 -                 -
  Acquisition of fixed assets                  (2,195)                 -                 -
------------------------------------------------------------------------------------------

Net cash used in investing activities         (64,879)                 -                 -
------------------------------------------------------------------------------------------

Cash flows provided by financing activities
  Proceeds from issuance of common stock       547,925           216,000            40,000
  Proceeds from promissory notes                     -             7,500            90,921
  Repayment of promissory notes                      -          (59,109)                 -
  Proceeds from share subscriptions                  -                 -            41,940
------------------------------------------------------------------------------------------

Net cash provided by financing activities      547,925           164,391           172,861
------------------------------------------------------------------------------------------

Increase (decrease) in cash
   and cash equivalents                         12,621            12,621          (14,927)
------------------------------------------------------------------------------------------

Cash and cash equivalents,
   beginning of period                               -                 -            14,927
------------------------------------------------------------------------------------------

Cash and cash equivalents,
   end of period                       $        12,621   $        12,621   $             -
==========================================================================================
 Interest expenses paid                $         5,513   $         3,801   $         1,712
==========================================================================================

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Expressed in U.S. Dollars)

1.   Incorporation and Continuance of Operations

     Scarab Systems, Inc. (formerly called iRV, Inc.) was incorporated in Colorado on August 1, 1999.

     The financial statements presented are those of Scarab Nevada (see below).

     The original Scarab Systems, Inc. ("Scarab Nevada") was incorporated on October 8, 2001 under the laws of the State of Nevada. Scarab Nevada was a development stage enterprise and was seeking business opportunities.

     On March 25, 2002, iRV, Inc. ("iRV") entered into an Agreement and Plan of Reorganization with Scarab Nevada, whereby iRV issued 8,260,000 share of its  common  stock in exchange for all of the outstanding common  stock  of
     Scarab Nevada. As part of the definitive agreement and plan of reorganization, iRV transferred all its assets and liabilities to its subsidiaries and then spun off the subsidiaries and iRV became a non-operating shell company without any assets or liabilities. Immediately prior to the Agreement and Plan of Reorganization, iRV had 1,446,299 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Scarab Nevada because the shareholders of Scarab Nevada controlled iRV after the acquisition. Scarab Nevada was treated as the acquiring entity for accounting purposes and iRV was the surviving entity for legal purposes. The issued and outstanding common stock of Scarab Nevada prior to the completion of acquisition was restated to reflect the 8,260,000 common stock issued by iRV.

     Subsequent to the completion of the reorganization, Scarab Nevada transferred all its assets and liabilities to iRV and Scarab Nevada ceased to exist, and iRV changed its name to Scarab Systems, Inc. Accordingly, the financial statements are the continuation of Scarab Nevada. The effective date of the Agreement and Plan of Reorganization was July 17, 2002.

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

     The Company has not generated any material operating revenues to date.

     On March 15, 2004, the Company abandoned its only subsidiary, Catalyst Technologies, Inc.

     In fiscal year 2004, the Company consolidated its common stock by issuing one new share for ten old shares. The financial statements have been restated to reflect the stock consolidation.


2.   Significant Accounting Policies

     a)   Cash and Cash Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2004 and 2003, cash and cash equivalents consist of cash only.

     b)   Accounting Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

SCARAB SYSTEMS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Expressed in U.S. Dollars)

2.   Significant Accounting Policies   (continued)

     c)   Furniture

          Furniture is recorded at cost. Depreciation is based on the estimated useful lives of the assets and is computed using the declining balance method as follows:

               Furniture and fixtures                  30%

     d)   Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2004 the Company had no balance in a bank beyond insured limits.

     e)   Foreign Currency Transactions

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

     f)   Fair Value of Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and promissory notes. The carrying amount of accounts payable and accrued liabilities approximates fair value due to the short-term nature of these items. The promissory notes also approximate fair value based on evaluations of market interest rates and short-term nature of the payable.

     g)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the
          Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     h)   Comprehensive Income

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company had no other comprehensive income for the year ended March 31, 2004.

     i)   Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended March 31, 2004 and 2003.

SCARAB SYSTEMS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Expressed in U.S. Dollars)

2.   Significant Accounting Policies   (continued)

     j)   Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share as the stock options to acquire common shares as disclosed in the notes are anti-dilutive.

     k)   Stock-based Compensation

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation", as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure - An amendment of SFAS No. 123". SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

          The Company initiated a 2004 Non-Qualified Stock Option Plan. During the year ended March 31, 2004, the Company granted 1,060,000 stock options to non-employees.

     l)   Goodwill and Intangible Assets

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

     m)   Accounting for Derivative Instruments and Hedging Activities

          The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

SCARAB SYSTEMS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Expressed in U.S. Dollars)

     2.   Significant Accounting Policies   (continued)

     n)   Long-Lived Assets Impairment

          Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

     o)   New Accounting Pronouncements

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

          In December 2003, the FASB Issued SFAS No. 132(R), a revision to SFAS No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, SFAS No. 132(R) is effective for the financials statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for the fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) does not have an impact on the Company's financial position or results of operations.

          In December, 2003 the American Institute of certified Public Accounts and the Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after march 15, 2004, Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has not yet determined the impact on the financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004. The Company is currently analyzing the impact of the SEC's position and will, if required, account for its loan origination commitments as prescribed.

SCARAB SYSTEMS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Expressed in U.S. Dollars)

2.   Significant Accounting Policies   (continued)

     o)   New Accounting Pronouncements   (continued)

          In January 2003, the FASB released FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The Company expects that the full adoption of FIN 46R in 2004 will not have a material impact on the Company's financial position or results of operations


3.   Smart-e-Card Distribution Rights

     In October, 2001, the Company entered into an agreement with BentleyTel USA Inc. ("Bentley"), pursuant to which the Company was granted a perpetual worldwide exclusive agency to Bentley's Smart-e-Cards. The Company issued 200,000 shares of its common stock at $0.001 each for the distribution rights. In fiscal year 2003, the Company abandoned Smart-e-Card sales and distribution operations and charged the cost to operations.


4.   Business Acquisition

     In fiscal year 2002, the Company loaned the sum of $62,684 to Healthnet International, Inc. ("Healthnet"). The loan bore interest at 15% per annum and was convertible into stocks in Healthnet at $0.50 per share (125,000 shares).

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

     The allocation of the purchase price was as follows:

         ----------------------------------------------------
          Net liabilities acquired               $    (7,430)
          Consideration                                62,684
         ----------------------------------------------------
          Goodwill                                     70,114
          Impairment of Goodwill                     (70,114)
         ----------------------------------------------------
          Balance                                $          -
         ====================================================

     In accordance with SFAS No. 142 and 144, the Company has written down the goodwill arising from the acquisition of Catalyst to nil, being the estimated fair value of the goodwill at year-end.

     On March 15, 2004, the Company abandoned Catalyst. There was no effect on the financials statements because the subsidiary had a nil carrying value.

SCARAB SYSTEMS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Expressed in U.S. Dollars)

5.   Discontinued Operations

     Effective August 7, 2002, in connection with the 675,000 shares subscription receivable, the Company exercised its option to acquire all of the outstanding shares of 485017 B.C. Ltd., a Canadian company involved in marketing and advertising services. On March 28, 2003, the Company entered into an agreement with the former shareholders of 485017 B.C. Ltd. to sell 485017 B.C. Ltd. to the former shareholder for the return of 540,000 shares of the Company which were valued at the $358,582 (the original investment of $337,500 plus net income of 485017 B.C. Ltd. totalling $21,082 from the period of August 7, 2002 to March 28, 2003).


6.   Promissory Notes

     --------------------------------------------------------------------
                                                       2004          2003
     --------------------------------------------------------------------
     Promissory notes - related party           $         -   $    41,361
     Promissory notes - convertible
      at $0.05 to $0.075 per share                        -        16,531
     Promissory notes - unrelated party                   -        33,029
     --------------------------------------------------------------------
     Total                                                -        90,921
     Less:  Long-term portion                             -       (5,000)
     --------------------------------------------------------------------
                                                $         -   $    85,921
     ====================================================================

     Promissory notes are unsecured and bearing interest at 0% to 20% per annum and repayable on maturity.


7.   Share Issuances

     In fiscal year 2004, the Company received $120,000 for the issuance of 1,200,000 shares at $0.10 per share.


8.   Stock Options

     a) On February 10, 2004, the Company's Board of Directors adopted the 2004 Non-Qualified Stock Option Plan (the "Plan"). The aggregate number of shares of common stock that may be granted by the Company under the Plan will not exceed a maximum of 1,800,000 shares during the period of the Plan. The Plan shall terminate upon the earlier of February 10, 2014 or the issuance of all shares granted under the Plan. The option prices per share are determined by the Board of Directors when the stock option is granted.

     b) During the year, the Company granted 1,060,000 stock options to consultants. These options have vesting periods ranging from immediately to over seven months, expiring two (2) years from date of grant. The Company charged $195,740 stock-based compensation expense to operations for the options granted to the consultants using the Black-Scholes option pricing model with the following weighted average assumptions:

          * Dividend yield of 0%, volatibility of 159%, risk-free interest rate of 2.75% and expended life of two (2) years. The weighted average fair value of the stock option granted in 2004 fiscal year was estimated at $0.19.

SCARAB SYSTEMS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Expressed in U.S. Dollars)

8.        Stock Options  (continued)

          As at March 31, 2004, the Company had 100,000 stock options outstanding under the Plan with a weighted average exercise price of $0.10. The weighted average remaining contractual life of the options outstanding is 1.89 years.

          ----------------------------------------------------------------------
                                                                        Weighted
                                                             Weighted    Average
                                                              Average  Remaining
                                                     Stock   Exercise       Life
                                                   Options      Price     (yrs.)
          Outstanding at April 1, 2003  and 2002         -  $       -          -

          Granted                                1,060,000  $    0.10
          Exercised                              (960,000)  $    0.10
          ----------------------------------------------------------------------

          Outstanding at March 31, 2004            100,000  $    0.10       1.89
          Exercisable at March 31, 2004             25,000  $    0.10       1.89
          ======================================================================

          As required by SFAS 123, the Company will disclose pro-forma information regarding its net income as if it has accounted for its employee stock options granted under the fair value method. However, the Company did not grant any stock options to officers, directors or employees during the fiscal year 2004 and 2003 and as such, no pro forma information has been provided.


9.   Income Taxes

     As at March 31, 2004, the Company has estimated tax losses carryforward for tax purposes of $543,500. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

          ------------------------------------------------
                                         2004         2003
          ------------------------------------------------
          Loss carry forwards      $  190,000   $  182,000
          Valuation allowance       (190,000)    (182,000)
          ------------------------------------------------
                                   $        -   $        -
          ================================================

SCARAB SYSTEMS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Expressed in U.S. Dollars)

10.  Related Party Transactions

     a) In fiscal year 2004, the Company accrued consulting fees of $59,413 (2003 - $84,516) to the directors and officers of the Company. In fiscal year 2004, the related parties released the Company of $110,527 of accrued consulting fees and expenses and this was recorded as an additional paid-in capital on the statement of stockholders' deficiency.

     b) Included in the accounts payable and promissory notes are $nil (2003 - $50,600) and $nil (2003 - $41,361), respectively, payable to the directors and officers of the Company.

     c) On February 2, 2004, a $40,000 unsecured promissory note with an officer of the Company, along with $11,000 in accrued interest, was converted into 510,000 common shares of the Company at a price per share of $0.10.


11.  Non-cash Activities

     a) In fiscal year 2004, the Company issued 510,000 common shares in connection with the conversion of a $40,000 unsecured promissory note, along with $11,000 of accrued interest, to a related party.

     b) Pursuant to the grant of 1,060,000 stock options to consultants during the fiscal year 2004, the Company recorded stock based compensation charges of $195,740.

     c) In fiscal year 2004, the amount totalling $110,527 owing to the directors and officers of the Company was released.


12.  Comparative Figure

     Certain of the comparative figures have been reclassified to conform to the current year's presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We adopt by reference the disclosure made in item 4 and exhibit 16 of Form 8-K/A filed by us with the Securities and Exchange Commission on August 9, 2002. Except as already disclosed in this item, there were neither changes in accountants nor disagreements of the type required to be reported under this item between us and our independent accountants during the fiscal years ended March 31, 2004 or 2003.

ITEM 8a. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name             Age   Position              Director/Officer Since
---------------  ---   --------------------  ----------------------
Thomas E. Mills   36   Chief Executive               2002
                       Officer, President
                       Chief Financial
                       Officer, Secretary &
                       Director

Lou Hilford       59   Chief Operations              2002
                       Officer & Director

On March 2, 2004, John Allen resigned as Chief Financial Officer and Secretary. Thomas E. Mills was appointed the Chief Financial Officer and Secretary.

Thomas E. Mills has served as our President, Chief Executive Officer and a Director since 2002, Chief Financial Officer and Secretary since March 2004. He was President of Scarab Systems, Inc. (Nevada), until it ceased to exist in 2002. From 2000 to 2001, Mr. Mills was in-house counsel for Healthnet International, Inc. of Colorado. During Mr. Mills' tenure at Healthnet, the company's common stock was quoted on the NASD over-the-counter bulletin board under the trading symbol "HLNT". Previously, Mr. Mills was an associate with McRae, Holmes & King, a firm of Barristers and Solicitors in Vancouver, British Columbia. Mr. Mills received a Bachelor of Arts degree from the University of Waterloo in 1992, and a Bachelor of Laws degree from the University of British Columbia in 1996.

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

We have attempted and will continue to continue to attempt to insure that any transactions between us and our officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties on an arm's-length basis.

Audit Committee

During the fiscal years ending March 31 2004 and 2003, we had an Audit Committee comprised of the Board of Directors. The members of the Audit Committee for the fiscal year ending in 2004 and 2003 were Thomas E. Mills and Lou Hilford. No member of the Audit Committee receives any compensation for his service as a member of that Committee. During the fiscal years ending in 2004 and 2003, the Audit Committee held no formal meetings.

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

Our Board of Directors has determined that it does not have a member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Compensation Committee

During the fiscal year ending in 2004 and 2003 the Compensation Committee consisted of Thomas E. Mills and Lou Hilford. No member of the Compensation Committee receives any additional compensation for his service as a member of that Committee. During the fiscal years ending in 2004 and 2003, the Compensation Committee held no meetings. The Compensation Committee is responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of management incentive compensation plans, and reviewing the performance of the President and Chief Executive Officer.

Involvement in Certain Legal Proceedings

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

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by the Colorado Corporation Code. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to the Company or our stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles. Our executive officers will dedicate sufficient time to fulfill their fiduciary obligations to our affairs. We have no retirement, pension or profit sharing plans for our officers and directors.

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, our Executive (and certain other) Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All of these filing requirements were satisfied by the Company's Officers, Directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-KSB.

ITEM 10.      EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to our Chief Executive Officer ("CEO") for all services rendered in all capacities to us and our subsidiaries for each of our last three completed fiscal years.

TABLE 1

SUMMARY COMPENSATION TABLE

             Annual Compensation                 Long Term Compensation
                                            Awards                  Payouts
(1)                                   Other                                  All
Name and                             Annual  Restricted                    Other
Principal                           Compen-       Stock  Options    LTIP Compen-
Position      Year  Salary   Bonus sation(2)     Awards    /SARs Payouts  sation
------------- ----- ------  ------ --------- ---------- -------- ------- -------
Thomas E.     2004     nil     nil   $19,804        nil      nil     nil     nil
Mills, (3)    2003     nil     nil   $22,930        nil      nil     nil     nil
President     2002     nil     nil   $25,830        nil      nil     nil     nil


      (1) No executive officer received greater than $100,000 in salary during the fiscal years ended March 31, 2004 or 2003. Furthermore, no executive officer received perquisites and other personal benefits, which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

      (2) The other annual compensation represents consulting fees.

      (3) In February 2004, Mr. Mills released the Company of all debt resulting from the accrued consulting fees during fiscal 2003 and 2004.

Employment Matters

In July 2002, we appointed Thomas E. Mills and Lou Hilford to the Board of Directors. The members of our Directors do not receive any compensation for their services as directors.

In  July  2002,  we appointed Thomas E. Mills as President and  Chief  Executive
Officer,  Lou  Hilford  as Chief Operations Officer, and  John  Allen  as  Chief
Financial Officer. In March 2004, John Allen resigned as Chief Financial officer and was replaced by Thomas E. Mills. These Officers provide their services as independent contractors pursuant to consulting agreements entered into with us. Each such agreement provides that the officer will receive $2,152 (CAD$3,000) per month to provide the services reasonably necessary for the fulfillment of his position. In an effort to keep the costs of the Company to a minimum, Mr. Mills, Mr. Hilford and Mr. Allen agreed that their respective consulting agreements would terminate effective January 1, 2004. Management of the Company has agreed to provide management services without compensation for the immediate future.

2004 Non-Qualified Stock Option Plan

In February 2004, the Board of Directors authorized the 2004 Non-Qualified Stock Option Plan (the "Plan) for our executive, employees and outside consultants and advisors. Under the Plan, executives, employees and outside consultants and advisors may receive awards of non-qualified stock options. A maximum of 1,800,000 shares of the Company's common stock are subject to the Plan. As of the date of this Annual Report, 1,060,000 stock options have been granted to consultants under the Plan to purchase 1,060,000 shares of the Company's common stock. The purpose of the Plan is to provide executives, employees and non-
employee consultants and advisors with an increased incentive to make contributions to the Company. As of March 31, 2004, there were 100,000 options to purchase shares of our common stock outstanding.

The following table sets forth certain information concerning the granting of incentive stock options during the last completed fiscal year to each of the named executive officers and the terms of such options:

TABLE 2
Option/SAR Grants in the Last Fiscal Year
Individual Grants


                        Number of    % of Total
                        Securities   Options/SARs
                        Underlying   Granted to
                        Options/SARs Employees in   Exercise or Base  Expiration
     Name               Granted (#)  Fiscal Year    Price ($/Share)   Date
     ----------------   -----------  -------------  ----------------  ----------
     Thomas E. Mills    nil          n/a            n/a               n/a

The following table sets forth certain information concerning the exercise of incentive stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

TABLE 3
Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
                                                               Value of
                                                Number of      Unexercised
                                                Unexercised    In-the-Money
                                                Options/SAR    Options/SARs
                   Shares          Value        at FY-End(#)   at FY-End($)(2)
                   Acquired        Realized(1)  Exercisable/   Exercisable/
Name               on Exercise(#)  ($)          Unexercisable  Unexercisable
---------------    --------------  -----------  -------------  -----------------
Thomas E. Mills    -0-             -0-          0/0            0/0


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 7, 2004 and as adjusted for the sale of option and warrant stock, the stock ownership of (i) each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock,
(ii) all Directors individually, (iii) all Executive Officers individually,  and
(iv) all Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Title    Name & Address                            Shares Beneficially Owned (2)
of Class of Beneficial Owner                          Number      Percent(1)
-------- ---------------------------------------    -----------   ---------

Common   Thomas E. Mills                              710,000        5.8%
Stock    2708-939 Homer Street
         Vancouver, British Columbia V6B 2W6

Common   Lou Hilford                                  200,000        1.6%
Stock    7866 Vivian Drive
         Vancouver, British Columbia V6S 2V9

Common   All Executive Officers                       910,000        7.4%
Stock    and Directors
         as a Group (2 Persons)

(1) Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Annual Report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.
(2) Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership indicated.

                      Equity Compensation Plan Information

                                                         Number of
                                                         securities
                       Number of       Weighted-         remaining
                     securities to      average        available for
                    be issued upon   exercise price   future issuance
Plan category         exercise of    of outstanding     under equity
                      outstanding       options,        compensation
                       options,       warrants and    plans (excluding
                     warrants and        rights          securities
                        rights                          reflected in
                                                        column (a))
------------------   --------------   -------------   ---------------
                          (a)              (b)                (c)
Equity
compensation plans          0              N/A                  0
approved        by
security holders

Equity
compensation plans    100,000            $0.10            760,000
not  approved   by    -------            -----            -------
security holders

Total                 100,000            $0.10            760,000
                      -------            -----            -------

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On March 15, 2003, the Company issued to our President, Thomas E. Mills, an unsecured promissory note in the amount of $40,000 bearing interest at the rate of twenty percent per year, that was due and payable on March 15, 2004. The note was issued in respect of $40,000 advanced on behalf of the Company by Mr. Mills. The Board of Directors convened to evaluate the fairness of the promissory note without the benefit of advice from any third party or reference materials. It was resolved by the Board of Directors (Mr. Mills abstaining) that the promissory note was fair and further that the Company should issue the promissory note to Mr. Mills. On February 2, 2004, the $40,000 unsecured promissory note, along with $11,000 in accrued interest, was converted into 510,000 common shares of the Company at a price per share of $0.10.

Over the year ended March 31, 2004, our company incurred consulting fees in the amount of $59,413. The consulting fees were charged by Thomas E. Mills, Lou Hilford and John Allen, directors and officers of our Company. During February 2004, all of the aforementioned consulting fees were forfeited by the respective individuals for the purpose of improving the Company's working capital position.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

    Exhibit   Title
    No.

    3.1       Restated Articles of Incorporation, Scarab Systems,
              Inc., incorporated by reference from the Form 10-
              KSB/A filed February 11, 2004.
    3.2       Bylaws, Scarab Systems, Inc., incorporated by
              reference from the Form 10-KSB/A filed February 11,
              2004.
    4.1*      Form of Stock certificate.
    10.1      Scarab  Systems,  Inc.  2004  Non-Qualified   Stock
              Option  Plan,  incorporated by reference  from  the
              Form S-8 filed February 19, 2004.
    14*       Code of Ethics for Senior Financial Officers.
    23.1*     Consent of Certifying Accountants.
    31.1*     Certification of Chief Executive Officer and Chief
              Financial Officer pursuant to 17CFR 240.13a-14(a) or
              17CFR 240.15d-14(a).
    32.1*     Certifications pursuant to 18 U.S.C. Section 1350.

* filed herewith

(b)  Reports on Form 8-K

On April 8, 2003, we filed a current report on Form 8-K advising of a change of name of the Registrant, the appointment of a director, a non-material business combination and the termination of a non-material business combination.

On July 8, 2003, we filed a current report on Form 8-K advising under Item 5 that it was withdrawing a Form 15 filed June 30, 2003.

On July 31, 2003, we filed a current report on Form 8-K advising of the resignation of a director.

On February 2, 2004, we filed a report on Form 8-K advising of the conversion of a promissory note to common stock and the undertaking of a $120,000 private placement.

On March 4, 2004, we filed a report on Form 8-K advising of the completion of a $120,000 private placement and the resignation on an officer.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our board of directors had appointed Moore Stephens Ellis Foster Ltd. as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended March 31, 2004 and March 31, 2003 were $12,000 and $6,000, respectively.

Audit Related Fees

For the fiscal years ended March 31, 2004 and March 31, 2003, the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster Ltd. relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were nil, respectively.

Tax Fees

For the fiscal years ended March 31, 2004 and March 31, 2004, the aggregate fees billed for tax compliance, by Moore Stephens Ellis Foster Ltd. were nil, respectively.

All Other Fees

For the fiscal years ended March 31, 2004 and March 31, 2003, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for other non-audit professional services, other than those services listed above, totaled nil, respectively.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore Stephens Ellis Foster Ltd. is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

 - approved by our audit committee; or

 - entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of the fees billed by Moore Stephens Ellis Foster Ltd., and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Moore Stephens Ellis Foster Ltd. independence.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCARAB SYSTEMS, INC.

Date:  April 28, 2004              By:/s/ Thomas E. Mills
                                      Thomas E. Mills, Chief Executive, Chief
                                      Financial Officer, President & Secretary


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         TITLE                       DATE
SIGNATURE
/s/ Thomas E. Mills      Chief Executive, Chief      April 28, 2004
Thomas E. Mills          Financial Officer,
                         President, Secretary &
                         Director

/s/ Lou Hilford          Chief Operations Officer &  April 28, 2004
Lou Hilford              Director