Form 10QSB
period 2004-09-30
TORRENT ENERGY CORP
filed 2004-11-08
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition Period from _____________ to _____________

Commission file number 000-19949

TORRENT ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1153522 (IRS Employer Identification No.)

3400-666 Burrard Street, Vancouver, British Columbia V6C 2X8
(Address of principal executive offices)

(604) 639-3118
(Issuer's telephone number)

528-666 Burrard Street, Vancouver, British Columbia V6C 2X8
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of November 5, 2004, 15,656,249 shares of Common Stock of the Issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I -- Financial Information

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Torrent Energy Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, and its results of operations for the six month periods ended September 30, 2004 and 2003 and its cash flows for the six month periods ended September 30, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

Note: EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS QUARTERLY REPORT, ALL SHARE, PRICES PER SHARE AND EXERCISE PRICES HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE ONE-FOR-TEN SHARE CONSOLIDATION OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 20, 2004.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Consolidated Balance Sheets (Unaudited and Prepared by Management)

	September 30, 2004	March 31, 2004

	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$1,149,571	$12,621

Total current assets	1,149,571	12,621
Oil and gas properties, unproven (Note 5)	784,583	-
Preferred stock discount (Note 8)	315,244	-

Total assets	$2,249,398	$12,621

LIABILITIES
Current
Accounts payable and accrued liabilities	$158,880	$27,882

Total current liabilities	158,880	27,882

STOCKHOLDERS' EQUITY (DEFICIT)
Share capital
Convertible Series B preferred stock, $0.01 par value, 5,000 shares authorized, 2,200 shares issued and outstanding (March 31, 2004 - Nil)	22	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,656,249 shares issued and outstanding (March 31, 2004 - 12,173,319)	15,656	12,173
Additional paid in capital	4,570,983	855,883
Subscriptions receivable (Note 8)	(495,000)	-
Deficit accumulated during the exploration stage	(2,001,143)	(883,317)

Total stockholders' equity (deficit)	2,090,518	(15,261)

Total liabilities and equity	$2,249,398	$12,621

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited and Prepared by Management)

	Preferred Stock				Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders' equity (deficit)
			Common Stock
	Shares	Amount	Shares	Amount

Balance, March 31, 2003	-	-	9,166,299	9,166	245,123	40,500	(508,711)	(213,922)
Stocks issued for services rendered and recorded in fiscal year 2003	-	-	241,020	241	(241)	-	-	-
Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	-	-	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	-	-	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	-	-	1,200,000	1,200	118,800	-		120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	-	-	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	-	-	195,740	-	-	195,740
Forgiveness of debt - related party	-	-	-	-	110,527	-	-	110,527
Net (loss) for the period	-	-	-	-	-	-	(374,606)	(374,606)

Balance, March 31, 2004	-	-	12,173,319	12,173	855,883	-	(883,317)	(15,261)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	-	640,000	640	63,360	-	-	64,000
Stocks and warrants issued under a private place- ment at $0.35 per share in May 2004 (Note 7)	-	-	1,442,930	1,443	503,582	-	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004	-	-	300,000	300	161,700	-	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004	-	-	600,000	600	227,400	-	-	228,000
Stocks and warrants issued under a private place- ment at $0.40 per share in July 2004 (Note 7)	-	-	500,000	500	199,500	-	-	200,000
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 8)	2,200	22	-	-	1,944,978	(495,000)	-	1,450,000
Beneficial conversion feature on convertible Series B preferred stock (Note 8)	-	-	-	-	315,244	-	-	315,244
Issuance of stock options as compensation	-	-	-	-	299,336	-	-	299,336
Net (loss) for the period	-	-	-	-	-	-	(1,117,826)	(1,117,826)

Balance, September 30, 2004 (Unaudited)	2,200	22	15,656,249	15,656	4,570,983	(495,000)	(2,001,143)	2,090,518

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Consolidated Statements of Operations

	Cumulative October 8, 2001 (inception) to September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003

General and administrative expenses
Consulting	$ 515,807	$ 12,977	$ 19,566	$ 115,187	46,039
Insurance	46,569	-	-	46,569	-
Interest expense	7,500	7,500	-	7,500	-
Interest expense on long term debt	16,569	-	-	-	-
Investor relations	221,100	148,932	-	221,100	-
Legal and accounting	116,067	21,898	12,542	60,589	13,262
Office and Miscellaneous	70,824	8,172	275	10,311	775
Professional fees	65,780	-	-	-	-
Purchase investigation costs	101,651	101,651	-	101,651	-
Rent	46,183	2,800	-	2,800	-
Shareholder relations	80,446	43,293	675	80,446	1,572
Stock based compensation	657,076	85,626	-	461,336	-
Telephone	16,594	-	14	-	14
Travel	26,953	9,821	-	10,500	-

Operating (loss)	(1,989,119)	(442,670)	(33,072)	(1,117,989)	(61,662)
Other income (expense)
Interest income	163	163	-	163	-
Gain on settlement of debt	37,045	-	-	-	-
Write-off of goodwill	(70,314)	-	-	-	-

Loss from continued operations	(2,022,225)	(442,507)	(33,072)	(1,117,826)	(61,662)
Net income from discontinued operations	21,082	-	-	-	-

Net loss for the period	$(2,001,143)	$ (442,507)	$ (33,072)	$ (1,117,826)	$ (61,662)

		$ (0.03)	$ (0.00)	$ (0.08)	$ (0.01)

Weighted average number of common shares outstanding		15,432,812	9,166,290	14,376,869	9,166,290

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Consolidated Statements of Cash Flows (Unaudited and Prepared by Management)

	Cumulative October 8, 2001 (inception) to September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003

Cash flows used in operating activities
Net (loss) for the period	$(2,001,143)	$(442,507)	$(33,072)	$(1,117,826)	$(61,662)
Adjustment to reconcile net loss to
net cash used in operating activities:
- amortization	2,194	-	-	-	-
- stock based compensation	657,076	85,626	-	461,336	-
- foreign exchange	1,398	-	-	-	-
- write-off of goodwill	70,314	-	-	-	-
- debt forgiven	103,140	-	-	-	-
- net income from the discontinued operations	(21,082)	-	-	-	-
- shares allotted for service rendered	33,306	-	-	-	-
Changes in non-cash working capital items:
- accounts receivable	-	21,000	-	-	-
- accounts payable and accrued liabilities	158,880	105,896	30,964	130,998	54,380

Net cash used in operating activities	(995,917)	(229,985)	(2,108)	(525,492)	(7,282)

Cash flows used in investing activities
Oil and gas properties	(556,583)	(329,429)	-	(556,583)	-
Loan to Healthnet	(62,684)	-	-	-	-
Acquisition of fixed assets	(2,195)	-	-	-	-

Net cash used in investing activities	(621,462)	(329,429)	-	(556,583)	-

Cash flows provided by financing activities
Proceeds from issuance of common stock	1,316,950	170,000	-	769,025	-
Proceeds from issuance of Series B preferred stock	1,450,000	1,450,000	-	1,450,000	-
Proceeds from promissory notes	-	-	-	-	7,500

Net cash provided by financing activities	2,766,950	1,620,000	-	2,219,025	7,500

Increase (decrease) in cash and cash equivalents	1,149,571	1,060,586	(2,108)	1,136,950	218
Cash and cash equivalents, beginning of period	-	88,985	2,326	12,621	-

Cash and cash equivalents, end of period	$1,149,571	$1,149,571	$ 218	$1,149,571	$ 218

Supplemental cash flow information:
Interest expenses paid	$ 13,013	$ 7,500	$ -	$ 7,500	$ -
Common stock issued for oil and gas property	228,000	-	-	228,000	-
Common stock issued for investor relations	162,000	-	-	162,000	-

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

1. Incorporation and Continuance of Operations

Torrent Energy Corporation (the "Company" or "Torrent") is an exploration stage company that, pursuant to shareholder approval on July 13, 2004, changed its name from Scarab System, Inc.

Torrent was formed by the merger of Scarab Systems, Inc., a Nevada corporation into iRV, Inc., a Colorado corporation. Scarab Systems, Inc. (Nevada) was a privately owned Nevada corporation that was incorporated on October 8, 2001. The effective date of the merger transaction between Scarab Systems, Inc. (Nevada) and iRV, Inc. was July 17, 2002. Subsequent to completion of the reorganization, Scarab Systems, Inc. (Nevada) transferred all its assets and liabilities to iRV, Inc. and ceased operations. The directors and executive officers of iRV, Inc. were subsequently reconstituted. iRV, Inc. changed its name to Scarab Systems, Inc. on March 24, 2003. The corporate charter of Scarab Systems Inc. (Nevada) was revoked in 2002. The Company was initially providing services to the e-commerce industry but ceased all activity in the e-commerce industry by the end of the fiscal year ended March 31, 2003.

On January 30, 2002, the Company was given two options in fiscal year 2002 to acquire all the issued and outstanding shares of 485017 B.C. Ltd., a British Columbia company doing business as MarketEdge Direct ("MED"), as security against a subscription receivable of $337,500 for 675,000 shares from the shareholders of MED. MED was in the business of providing a wide range of marketing products and services. Effective August 7, 2002, the Company exercised both of the options and acquired all the issued and outstanding shares of MED. Due to disappointing financial results of MED, on March 28, 2003, the Company entered into an agreement with the former shareholders of MED to sell MED back to them. As a result, all the issued and outstanding shares of MED that the Company acquired were sold back to the former MED shareholders for the return to treasury of 540,000 of its common shares.

On March 28, 2003, the Company acquired all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia corporation ("Catalyst"). Catalyst is a Vancouver based, web design and Internet application developer. Catalyst specializes in the development of web-sites and Internet software design, primarily for the Health and Nutraceutical industry. The acquisition of Catalyst was treated as a non-material business combination in the fiscal year 2003 and the Company abandoned Catalyst during the fiscal year ended March 31, 2004 due to a lack of working capital and disappointing financial results.

On April 30, 2004, Torrent incorporated an Oregon subsidiary company named Methane Energy Corp. ("Methane") in anticipation of acquiring oil and gas properties in the State of Oregon.

On May 11, 2004, Methane entered into a Lease Purchase and Sale Agreement (the "Agreement") with GeoTrends-Hampton International LLC ("GHI") to purchase GHI's undivided working interest in certain oil and gas leases for the Coos Bay Basin prospect located onshore in the Coos Bay Basin of Oregon. To acquire these oil and gas leases, the Company paid a total of $300,000 in cash and will issue 1,800,000 restricted common shares

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

in three performance based tranches. The agreement closed on June 22, 2004. On closing, the Company paid $100,000 of the cash and 600,000 of the common shares. During the quarter ended September 30, 2004, the Company paid the remaining $200,000 so that the cash consideration is fully paid.

Pursuant to the GHI Agreement, the Company acquired leases of certain properties in the Coos Bay area of Oregon which are prospective for oil and gas exploration and cover approximately 50,000 acres. On July 1, 2004, we leased an additional 10,400 acres within the Coos Bay Basin in Oregon. With this additional acreage the total land position held by us now exceeds 60,000 acres. The Company is pursuing the leasing of additional properties in the Coos Bay area.

On August 20, 2004, by unanimous consent of the board of directors, the Company created a class of Series B Convertible Preferred Stock (the "Series B Stock"). The Series B Stock consists of 5,000 shares with a par value $0.01 per share and have certain special rights and restrictions, including conversion to common stock at the lower of $1.20 and the 10 day weighted average trading price of our common stock. The Series B Stock became effective on August 24, 2004 with the filing of Articles of Amendment with the Colorado Secretary of State. We issued 2,200 Series B Stock on August 27, 2004, with effect from August 24, 2004.

The consolidated financial statements presented are those of Torrent and its wholly-owned subsidiary Methane. Collectively, they are referred to herein as the "Company".

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2004, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financials statements should be read in conjunction with the Company's audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of September 30, 2004, all of the Company's oil and gas properties were unproved and were excluded from amortization. At September 30, 2004, none of the Company's unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and estimated value of proven properties. No impairment existed as of September 30, 2004.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Stock Based Compensation

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

The Company initiated a 2004 Non-Qualified Stock Option Plan. Since inception of the plan, the Company has granted 1,800,000 stock options to non-employees and directors of the Company.

Recent Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of oil and gas rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such oil and gas rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of oil and gas rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $784,583 at

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

September 30, 2004 and $nil at March 31, 2004 out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

3. Going Concern

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to explore its newly-acquired oil and gas properties. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

	September 30, 2004	March 31, 2004
Deficit accumulated during the exploration stage	$2,001,143	$883,317
Working capital (deficit)	$ 990,691	$(15,261)

4. Related Party Transactions

During the six month period ended September 30, 2004, the Company paid or accrued $88,600 in consulting fees to directors and officers of the Company, as compared to $38,893 during the six months ended September 30, 2003. At September 30, 2004 and March 31, 2004, there was $9,948 and $nil, respectively, in accounts payable and accrued liabilities that are owing to related parties.

5. Oil and Gas Properties, Unproven

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition costs	Lease costs	Seismic costs	Total

Costs incurred during periods ended:
September 30, 2004	$ 533,562	$ 208,633	$ 42,388	$ 784,583
March 31, 2004	-	-	-	-

Total	$ 533,562	$ 208,633	$ 42,388	$ 784,583

At September 30, 2004, all of the Company's oil and gas properties are considered unproven. Based on the status of the Company's exploration activities, management has determined that no impairment has occurred.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

6. Stock Options

As at September 30, 2004, the Company had 200,000 stock options outstanding under the 2004 Non-Qualified Stock Option Plan (the "Plan") with an exercise price of $0.50. The weighted average remaining contractual life of the options outstanding is 4.83 years. There are no further stocks options eligible to be granted under the Plan.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs.)

Outstanding at April 1, 2004	100,000	$0.10	1.89
Granted	740,000	$0.20
Exercised	(640,000)	$0.10

Outstanding at September 30, 2004	200,000	$0.50	4.83
Exercisable at September 30, 2004	50,000	$0.50	4.83

During the six months ended September 30, 2004, compensation costs of $299,336 were recorded in the statements of operations and deficit for options granted by the Company. The compensation costs recorded were calculated using the Black-Scholes option pricing model.

7. Warrants

In connection with the sale of common stock during the three months ended June 30, 2004, the Company issued warrants to purchase 1,442,930 shares of common stock at $0.50 per share exercisable until May 19, 2006. Using the Black-Scholes valuation model, the fair value of these warrants was estimated at $221,373 and has been included in additional paid in capital.

In connection with the sale of common stock during the three months ended September 30, 2004, the Company issued warrants to purchase 500,000 shares of common stock at $0.55 per share exercisable until July 7, 2006. Using the Black-Scholes valuation model, the fair value of these warrants was estimated at $128,347 and has been included in additional paid in capital.

8. Series B Convertible Preferred Stock ("Series B Stock")

On August 27, 2004, the Company closed a private placement in its Series B Stock for up to $2,200,000 in gross proceeds (the "Private Placement"). The Series B Stock is convertible into common stock at any time by dividing the dollar amount being converted by the lower of $1.20 or 80% of the volume weighted average trading price per common share of our Company for 10 trading days. The holder of the Series B Stock may only convert up to $250,000 of Series B Stock into common shares in any 30 day period. The Company may redeem the Series B

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

Stock by paying 120% of the invested amount together with any unpaid dividends. As a condition of the Private Placement, the Company agreed to file a registration statement registering up to 5,000,000 shares of common stock (the "Registration Statement") in order to receive all of the proceeds of the Private Placement.

Each share of Series B Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

The gross proceeds of the Private Placement will be paid as follows:

(i) $1,100,000 was paid on closing (received);

(ii) $550,000 on the fifth business day following the filing date of the Registration Statement (received); and

(iii) $550,000 on the fifth business day following the effective date of the Registration Statement. There are no assurances that the Company's Registration Statement will become effective and the Company will receive the last payment of $495,000, net of the 10% finders' fee.

Net proceeds received as of September 30, 2004, was $1,450,000 after payment of $165,000 in finders' fees (10% of gross proceeds) and $35,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", of $315,244 which will be accreted over nine months commencing October 1, 2004. No accretion was recorded for the six months ended September 30, 2004.

On receipt of the last payment of $550,000, the Company will also pay $55,000 in finders' fees for net proceeds of $495,000.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

9. Commitments

On September 9, 2004, the Company entered into a Mail Distribution Agreement with a third party in an effort to enhance and expand public awareness of the Company's business opportunity. Pursuant to the Mail Distribution Agreement, the Company is to make the following payments:

(a) an initial non-refundable deposit of $100,000 to be paid on the signing of the Agreement (paid);

(b) $50,000 payable on or before September 23, 2004 (accrued at September 30, 2004 and paid subsequent);

(c) $150,000 payable on or before October 6, 2004 (paid subsequent);

(d) $250,000 payable on or before October 14, 2004, which must be received by Capital at least three (3) days prior to the first mailing of the initial distribution of the Mailing Package (paid subsequent); and

(e) $50,000 on or before October 25, 2004 (paid subsequent).

Subsequent to September 30, 2004, the Company granted the third party the option to purchase 200,000 common shares at $1.00 per share and another 200,000 common shares at $2.00 per share from the date of distribution of at least 500,000 mailing packages. The packages were distributed on November 2, 2004

10. Subsequent Events

On October 1, 2004, the Company entered into a consulting agreement for public and investor relations with a third party. The Company will pay $5,000 per month for the service and has granted the consultant the option to purchase 200,000 common shares at $0.83 per share. Twenty-five percent of the options vest immediately and twenty-five percent vest every quarter thereafter. Either party may terminate the agreement with thirty days written notice.

On October 6, 2004, the Company signed a Drilling Services Agreement with a Utah based drilling company which has extensive drilling and consulting experience in coalbed methane in order to commence a six hole coring program on the Company's oil and gas properties in Oregon.

Item 2. Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various risk factors in other reports the Company files with the SEC, including the Company's Form SB-2 dated September 23, 2004 and the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

Torrent Energy Corporation is engaged in the acquisition, exploration and if and when warranted, development of natural gas and coalbed methane properties in the United States. Our current focus is on the development of the Coos Bay Basin project in Oregon.

We have been in the exploration or development stage since our inception. We have had no significant operating revenue to date, have accumulated losses of $2,001,143 and will require additional working capital to sustain our minimal operations and carry out our exploration objectives. These circumstances raise substantial doubt as to our ability to continue as a going concern.

We are currently reviewing various financing alternatives, including the possibility of an additional private equity offering. There can be no assurance, however, that such financings will be available to us or, if it is, that it will be available on terms acceptable to us. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern.

We currently have no facilities and no employees.

Current Business

On May 11, 2004, we entered into a Lease Purchase and Sale Agreement (the "Agreement") with GeoTrends-Hampton International LLC ("GHI") to purchase certain oil and gas leases for the Coos Bay Basin exploration prospect located onshore in the Coos Bay Basin of Oregon, through our subsidiary, Methane Energy Corp. ("Methane"). GHI is a Washington limited liability company that owned the rights to a coalbed methane gas exploration prospect in the Coos Bay Basin of Oregon, including technical information on this prospect, fee leases, State leases, lease options and agreements controlling oil and gas rights covering approximately 50,000 acres.

Pursuant to the Agreement, we, through Methane, have acquired all of GHI's petroleum and natural gas rights in and to a number of oil and gas leases (the "Leases") for the Coos Bay Basin exploration prospect. As consideration for the rights in and to the Leases, we paid to GHI an aggregate of $300,000 in cash and will issue 1,800,000 shares of our common stock in the following installments:

First common share installment: On the closing of the Agreement, we issued to GHI 450,000 and to Thomas Deacon 150,000 of our common shares. Thomas Deacon is an operator who worked with GHI in assembling the leases purchased by Methane and became the Vice President of Land of Methane in August of 2004.

Second common share installment: Upon Methane and/or our agents or contractors spudding of the initial well of exploration or core test program within, on or under the lands as permitted by the Leases, we will issue to GHI an additional 450,000 and to Thomas Deacon 150,000 of our common shares. However, if such drilling is not commenced by December 31, 2004, then the parties will have no further rights or obligations under the Agreement;

Third common share installment: Upon Methane and/or our agents or contractors spudding of the initial well of the state approved development drilling program within, on or under the lands as permitted by the Leases, we will issue to GHI the final 450,000 and to Thomas Deacon 150,000 of our common shares. However, if such drilling is not commenced by June 30, 2006, then the parties will have no further rights or obligations under the Agreement.

GHI delivered to us an assignment of 100% of the petroleum and natural gas lease rights it controlled subject only to royalty and overriding royalty interests of record on the closing date. GHI reserved to itself an undivided 4% of 8/8ths overriding royalty interest in the lands covered by the Leases, and all production therefrom. This reservation of overriding royalty interest will also apply to any oil and gas leases acquired within an area of mutual interest of both GHI and us and will be free and clear of any cost and expense of the development, operation and marketing of production from the Leases, except for taxes applicable.

On July 1, 2004, we leased an additional 10,400 acres within the Coos Bay Basin in Oregon. With this additional acreage the total land position held by us now exceeds 60,000 acres. We continue to identify and negotiate the leasing of additional acreage in the area.

On October 6, 2004, we signed a Drilling Services Agreement with a Utah based drilling company which has extensive drilling and consulting experience in coalbed methane in order to commence a six hole coring program on our Leases. The six hole coring program is expected to commence in early November and take approximately two to three weeks per hole in order to properly complete the coring and sampling process. The analysis of the coring samples should be complete within sixty days of the entire coring program being finished. The six locations were chosen in order to further confirm and delineate the gas content data in the Coos County coal beds and to assist us in determining the positioning of our potential pilot test well programs anticipated next year.

Coalbed Methane Overview

Coalbed methane is the natural gas that lies trapped in coal seams at shallow depths. It is different from other resources because it is both generated and stored within the actual coalbeds themselves. It is also an attractive resource because it occurs within coal, which is the most abundant fuel in the United States. Coal acts like a sponge, storing up to six times the amount of natural gas found in conventional reservoirs.

Over the past 20 years, coalbed methane production has increased steadily due to its abundance, relatively low cost of drilling at shallow depths, improved technology and the growing demand for natural gas.

The success of recent coalbed methane projects has been largely due to improved drilling and completion techniques, better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and reservoir performance analysis. Also spurring the growth of this sector is the growing shortage of quality domestic conventional natural gas projects and production declines from existing conventional reservoirs.

Location of the Coos Bay Basin Exploration Prospect

The Coos Bay Basin is located along the Pacific coast in southwestern Oregon approximately 200 miles south of the Columbia River and 80 miles north of the California border. The onshore portion of the Coos Bay Basin is elliptical in outline covering over 250 square miles.

Based on existing data, it is estimated that up to 100,000 acres in the Coos Bay Basin are potentially prospective for coal bed methane and conventional natural gas production. The Leases acquired by us include oil and gas leases, lease option agreements or other exploration commitments covering over 60,000 net oil and gas acres within the primary Coos Bay Basin Exploration Prospect area of mutual interest.

Year-round access is excellent via logging and fire control roads maintained by the United States Forest Service and timber industry. Numerous potential drill site locations have already been constructed as timber recovery staging areas, and are available to be utilized in the initial testing phase of our planned 2004 drill program.

The Coos Bay Basin is a structural basin formed by folding and faulting that preserves a portion of coal-bearing sediments deposited on an extensive, middle Eocene-age, swampy coastal plain. The coal-bearing sandstones and siltstones of the Upper Eocene Coaledo formation are estimated to form a section approximately 6,600 feet thick. The Basin has multiple seams of coal, many of which contain coalbed methane. However, the state of Oregon has to date produced no commercial quantities of coalbed methane gas.

Natural Gas Market

The Port of Coos Bay and surrounding area is one of the largest population centers on the west coast not currently served by natural gas. A project to bring natural gas into the region via pipeline is currently under construction and nearing completion. The local distribution company serving this market has already constructed mains and many services in the area. It is anticipated that this pipeline will provide a ready market for gas from the Coos Bay Basin project. The pipeline will be connected to the Northwest Pipeline system, allowing access to the potentially lucrative Pacific Northwest markets.

Plan of Operations

Land Acquisition

We currently lease approximately 60,000 acres in the Coos Bay Basin and have identified approximately 30,000 to 40,000 additional acres falling within the Coos Bay Basin Prospect. Our objective is to achieve a land lease position of over 100,000 acres before the end of 2004, although there is no assurance that we can reach that goal.

Exploration of the Coos Bay Project

We are planning an aggressive drilling and exploration program in the Coos Bay Basin. Based on existing raw data, which provides substantial subsurface information, we believe we will begin a core hole drilling program in November of 2004. A total of four to six core holes will be drilled at depths ranging from 1,000 to 4,000 feet. It is expected to take approximately two to three weeks to drill each hole. If commercial gas resource estimates can be verified, production testing should follow with full pilot test well programs in mid 2005.

Estimated timeline over the next twelve months

November - December 2004	-Bulk of additional land acquisitions completed within the area of mutual interest
November 2004	-Commence corehole exploratory drilling
Summer 2005	-Commence pilot well drilling and testing

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition, positive results of exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. Further, there can be no assurance that our exploration will result in any commercial findings of oil and gas, or any findings at all.

Results of Operations

The results of operations include the results of Torrent and its wholly owned subsidiary, Methane, for the six months ended September 30, 2004 and Torrent and its wholly owned subsidiary, Catalyst, for the six months ended September 30, 2003. During the six months ended September 30, 2004, Torrent performed all of the administrative operations while the subsidiary, Methane, holds the interests in the leases and operates the Coos Bay project.

For the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Operating Expenses. Operating expenses rose considerably between the periods due to our increased activity compared to the prior period when we had no operations. During the three months ended September 30, 2004, we concluded two financings and acquired additional oil and gas leases in the Coos Bay Basin of Oregon. Operating expenses consisted of consulting fees, investor relation's expenses, accounting and legal fees, stock based compensation and other general corporate expenses.

Operating expenses were $442,670 for the three months ended September 30, 2004, compared with $33,072 for the three months ended September 30, 2003. A significant portion of the increase in expenditures was due to investor relation's expenses of $148,932 for the three months ended September 30, 2004 and shareholder relation's expenses of $43,293 for the three months ended September 30, 2004. Investor relations expenses consisted of fees of $148,932 for a mail distribution pursuant to an agreement to provide a shareholder awareness program. Shareholder relation expenses consisted of costs associated with disseminating press releases and the costs of designing and maintaining of our website, www.torrentenergy.com. This compares with no such investor relations or shareholder relations expenses for the comparative period in 2003 when we were relatively inactive.

Consulting fees were $12,977 for the three months ended September 30, 2004, compared with $19,566 for the three months ended September 30, 2003. During the current period, the consulting services related to the ongoing administration of our new office in Oregon for our Coos Bay project. During the comparative period in 2003, consultants were engaged to sustain our minimum operations.

During the three months ended September 30, 2004, we investigated a potential oil and gas property acquisition and made a $100,000 deposit and spent $1,651 on technical due diligence. We have since decided not to purchase the property and have written off the deposit for accounting purposes but continue to seek repayment of our deposit.

Net Loss for the Period. We recorded a net loss of $442,507 for the three months ended September 30, 2004, compared with a net loss of $33,072 for the three months ended September 30, 2003.

For the Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003

Operating Expenses. Operating expenses were $1,117,989 for the six months ended September 30, 2004, compared with $61,662 for the six months ended September 30, 2003 when we had no operations. A significant portion of the increase was attributable to the recording of $461,336 in stock based compensation during the six months ended September 30, 2004, compared with no such expense for the six months ended September 30, 2003. The stock based compensation expense consisted of a charge of $299,336 relating to the granting of 740,000 stock options to consultants and directors during the current period and a charge of $162,000 relating to the issuance of 300,000 shares of our common stock pursuant to an investor relations agreement to provide an investor awareness program for a period of one year.

Consulting fees were $115,187 for the six months ended September 30, 2004, compared with $46,039 for the six months ended September 30, 2003. During the current period, we recorded $80,000 in consulting services for the final restructuring efforts and for purchase investigation services. The balance of the consulting fees of $35,187 related to technical and administrative consulting services for our Coos Bay project. During the comparative period in 2003, consultants were engaged to sustain our minimum operations. Insurance expenses were $46,569 for the six months ended September 30, 2004 compared to no such expense for the six months ended September 30, 2003. We were required to have pollution liability coverage in order to secure certain leases.

Legal and accounting costs rose during the periods primarily as a result of increased legal fees to negotiate and close several financings and the acquisition of certain oil and gas leases. As a result, our legal and accounting costs rose to $60,589 for the six months ended September 30, 2004, compared to $13,262 for the six months ended September 30, 2003 which was largely the year end audit fees.

Net Loss for the Period. We recorded a net loss of $1,117,826 for the six months ended September 30, 2004, compared with a net loss of $61,662 for the six months ended September 30, 2003.

Liquidity and Capital Resources

Our cash on hand was $1,149,571 as at September 30, 2004 compared to $12,621 at March 31, 2004. Our working capital improved to $990,691 as at September 30, 2004, compared to a working capital deficit of $15,261 as at March 31, 2004.

Our improved cash position and working capital was achieved though receipt of net proceeds of $769,025 from the issuance of common stock and net proceeds of $1,450,000 (gross proceeds of $1,650,000 less finders' fees of $165,000 and legal fees of $35,000) from the issuance of our preferred stock. This compares with no such capital proceeds during the six months ended September 30, 2003 when we were inactive.

During the six months ended September 30, 2004, we expended cash of $556,583 on our Coos Bay project. This included $305,562 in acquisition costs, including the $300,000 cash payments to GHI, $208,633 in lease costs to secure the oil and gas rights and $42,388 for the purchase of existing seismic data in Coos Bay. During the comparative period, we made no such investments as we were inactive.

We are not required to make any further lease payments pursuant to our oil and gas leases, until after our next year end of March 31, 2005.

We will require additional financing in order to complete our stated plan of operations for the next twelve months. We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE FORM SB-2 WE FILED SEPTEMBER 23, 2004 TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION AND IMPAIR OUR COMPANY.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of September 30, 2004, the end of the period covered by this report, the Chief Executive and Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

We also maintain a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

During our last fiscal quarter, there have been no significant changes in such controls or in other factors that have materially affected, or is reasonably likely to materially affect, those controls.

Part II. Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. However, we have threatened litigation for return of a $100,000 deposit placed on an oil and gas working interest prospect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July of 2004, we issued 500,000 shares of our common stock pursuant to a private placement in exchange for aggregate cash payments of $200,000. The common shares were issued to three U.S. persons or entities in reliance on Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing.

In July of 2004, we issued 100,000 shares of our common stock upon exercise of stock options previously granted under the terms of a stock option plan. The shares had been registered on a Registration Statement on Form S-8.

In September of 2004, we issued 2,200 shares of our Series B preferred stock pursuant to a private placement in exchange for gross proceeds of $1,650,000, with an additional $550,000 in gross proceeds due upon fulfillment of certain conditions. We issued the Series B preferred shares to a U.S. entity in reliance on Regulation D under the Securities Act of 1933. Certain registration rights were granted to the investor pursuant to this financing.

Item 3. Default upon Senior Notes

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of our shareholders was held on July 13, 2004 at 10:00 a.m. at Vancouver, British Columbia. The following proposal was adopted by the margins indicated:

To approve an amendment to the Articles of Incorporation to change the name of the Company to "Torrent Energy Corporation"

For	5,236,466
Against	-
Abstain	-
Broker Non-Votes	-

Item 5. Other Information

None.

Item 6. Exhibits
(a)	Exhibit	Description
3.1	Articles of Amendment filed with the Colorado Secretary of State on August 24, 2004. (3)
10.1	Lease Purchase and Sale Agreement among Scarab Systems, Inc., Methane Energy Corp. and GeoTrends-Hampton International LLC dated on the 11th day of May, 2004. (1)
10.2

Lease Purchase and Sale Agreement between Scarab Systems Inc., Methane Energy Corp. and Geotrends Hampton International LLC dated May 11, 2004 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2004). (2)

10.3	Amending Agreement to Lease Purchase and Sale Agreement dated May 19, 2004. (2)
10.4	Second Amending Agreement to Lease Purchase and Sale Agreement dated June 11, 2004. (2)
10.5	Investor Relations Agreement between Scarab Systems Inc. and Eclips Ventures International dated June 11, 2004. (2)
10.6	Investment Agreement between Cornell Capital Partners, LP and Torrent Energy Corporation dated August 27, 2004. (3)
10.7	Registration Rights Agreement between Torrent Energy Corporation and Cornell Capital Partners, LP dated August 27, 2004. (3)
10.8	Drilling Services Agreement between Dynatec Drilling, Inc. and Methane Energy Corp. dated October 6, 2004 (4)
10.9	Mail Distribution Agreement between Capital Financial Media, LLC and Torrent Energy Corporation dated September 9, 2004 (4)
31.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 *	Officers' Certification

* Filed herewith

(1) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on May 20, 2004.

(2) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on June 23, 2004.

(3) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on September 1, 2004.

(4) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on October 26, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORRENT ENERGY CORPORATION
(Registrant)

Date: November 5, 2004
/s/ Mark Gustafson
Mark Gustafson, President, Chief Executive Officer and Chief Financial Officer