Form 10QSB/A
period 2003-12-31
TORRENT ENERGY CORP
filed 2004-11-16
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

SCARAB SYSTEMS, INC. (A development stage enterprise)
Consolidated Balance Sheets (Unaudited and Prepared by Management)

		December 31, 2003	March 31, 2003

		(unaudited)
ASSETS
Current
Cash and cash equivalents		$-	$-

Total current assets		-	-
Fixed assets, net of accumulated amortization		1,012	1,305

Total assets		$1,012	$1,305

LIABILITIES
Current
Accounts payable and accrued liabilities		$209,699	$124,306
Promissory notes (Note 6)		92,121	85,921

Total current liabilities		301,820	210,227
Promissory notes - non current (Note 6)		7,500	5,000

Total liabilities		309,320	215,227

STOCKHOLDERS' DEFICIT
Share capital
Authorized:
100,000,000	common shares with a par value of $0.001 per share
Issued and outstanding: 9,166,299 Common shares
(March 31, 2003 -9,166,299)		9,166	9,166
Additional paid in capital		245,123	245,123
Share subscriptions received		40,500	40,500
Deficit accumulated during the development stage		(603,097)	(508,711)

Total stockholders' deficit		(308,308)	(213,922)

Total liabilities and deficiency		$1,012	$1,305

The accompanying notes are an integral part of these consolidated financial statements.

SCARAB SYSTEMS, INC. (A development stage enterprise)
Consolidated Statements of Operations (Unaudited and Prepared by Management)

	Nine months ended December 31,
	2003	2002

	(unaudited)	(unaudited)

General and administrative expenses
Amortization	$294	$419
Consulting fees	7,146	154,314
Foreign exchange losses	1,708	-
Interest expense	8,614	6,555
Management fees	59,413	60,085
Office expenses	351	28,213
Professional fees	13,261	20,181
Rent	-	26,945
Telephone	-	13,948
Transfer agent and filing fees	3,599	2,000
Travel expenses	-	4,340

Operating loss	(94,386)	(317,000)
Net income from discontinued operations (Note 4)	-	159,000

Net loss for the period	$(94,386)	$(158,000)

Net loss per share -basic and diluted	$(0.010)	$(0.018)

Weighted average number of common shares outstanding	9,166,299	8,802,948

The accompanying notes are an integral part of these consolidated financial statements.

SCARAB SYSTEMS, INC. (A development stage enterprise)
Consolidated Statements of Cash Flows (Unaudited and Prepared by Management)

	Nine months ended December 31,
	2003	2002

	(unaudited)	(unaudited)
Cash flows used in operating activities
Net loss for the period	$(94,386)	$(158,000)
Adjustment to reconcile net loss to
net cash used in operating activities:
- Amortization	294	419
- Foreign exchange loss	1,200	-
Changes in non-cash working capital items:
- accounts payable and accrued liabilities	85,392	58,581

Net Cash used in operating activities	(7,500)	(99,000)

Cash flows provided by financing activities
Proceeds from issuance of promissory notes	7,500	85,000
Proceeds from issuance of common stock	-	14,000

Net Cash provided by financing activities	7,500	99,000

Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

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

	December 31, 2003	March 31, 2003

Deficit accumulated during the development stage	$603,097	$508,711
Working capital deficit	$301,820	$210,227

4. Reclassification

The Company has reclassified amounts presented in prior period financial statements to properly disclose the operating results of the Company's discontinued operations.

5. Common Stock

No shares of common stock were issued by the Company during the nine months ended December 31, 2003.

6. Promissory Notes

	December 31, 2003	March 31, 2003

Promissory notes due to related party	$41,523	$41,361
Promissory notes due to unrelated party and convertible at $0.05 to $0.075 per share	17,312	16,531
Promissory notes; unrelated party	40,786	33,029

Total	99,621	90,921

Less: non-current portion	(7,500)	(5,000)

Total current portion	$92,121	$85,921

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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
Date: November 15, 2004	TORRENT ENERGY CORPORATION (formerly, SCARAB SYSTEMS, INC.) (Registrant) /s/ Mark Gustafson_________ Mark Gustafson, President, CEO & CFO