Form 10KSB/A
period 2004-03-31
TORRENT ENERGY CORP
filed 2004-11-16
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file # 0-19949

Scarab Systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1153522 (I.R.S. Employer Identification number)

528-666 Burrard Street, Vancouver, British Columbia (Address of principal executive offices)	V6C 2X8 (Zip Code)

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

Vancouver, Canada April 7, 2004	"MOORE STEPHENS ELLIS FOSTER LTD." Chartered Accountants

SCARAB SYSTEMS, INC. (A development stage enterprise) Balance Sheets
(Expressed in U.S. Dollars)

	March 31 2004	March 31 2003

ASSETS
Current assets
Cash and cash equivalents	$12,621	$-

Total current assets	-	-
Furniture, net of accumulated depreciation	-	1,305

Total assets	$12,621	$1,305

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$27,882	$124,306
Promissory notes	-	85,291

Total current liabilities	27,882	210,227
Promissory notes - non current	-	5,000

Total liabilities	27,882	215,227

STOCKHOLDERS' DEFICIT
Share capital Authorized: 100,000,000 common shares with a par value of $0.001 per share

Issued and outstanding: 12,173,319 Common shares (March 31, 2003 - 9,166,299)	$12,173	$9,166
Additional paid in capital
	855,883	245,123
Share subscriptions received
	-	40,500
Deficit accumulated during the development stage	(883,317)	(508,711)

Total stockholders' deficit	(15,261)	(213,922)

Total liabilities and stockholders' (deficit)
	$12,621	$1,305

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC. (A development stage enterprise) Statements of Stockholders' Deficit For the period from October 8, 2001 (inception) to March 31, 2004
(Expressed in US Dollars)

	Common Stock		Additional Paid-in Capital	Share subscription received/ (receivable)	Deficit accumulated during development stage	Total shareholders' deficit
	Shares	Amount

Stock issued for cash at $0.001 per share in October, 2001	5,425,000	$5,425	$-	$-	$-	$5,425

Stock issued for intangible asset acquisition at $0.001 per share in October, 2001	200,000	200	-	-	-	200

Issued 1,440,000 common stock at $0.001 per share in October, 2001	1,440,000	1,440	-	(1,440)	-	-

Stock issued at $0.50 per share in November, 2001	675,000	675	336,825	(337,500)	-	-

Stock issued for cash at $0.50 per share in January, 2002	390,000	390	194,610	-	-	195,000

Net (loss) for the period	-	-	-	-	(112,434)	(112,434)

Balance, March 31, 2002	8,130,000	$8,130	$531,435	$(338,940)	$(112,434)	$88,191

Stock issued for cash at $0.25 $0.50 per share in April 2003	130,000	130	39,870	-	-	40,000

Recapitalization to effect the acquisition of iRV, Inc.	1,446,299	1,446	(1,446)	-	-	-

Acquisition of MarketEdgeDirect	-	-	-	337,500	-	337,500

Proceeds of share subscriptions				1,440		1,440

Return of stocks in connection of disposal of MarketEdgeDirect	(540,000)	(540)	(358,042)	-	-	(358,582)

Proceeds of 96,000 share subscriptions at $0.40 to $0.50 per share				40,500		40,500

241,020 Shares allotted for services rendered at $0.10 to $0.40 per share			33,306	-		33,306

Net (loss) for the period	-	-	-	-	(396,277)	(396,277)

Balance, March 31, 2003	9,166,299	$9,166	$245,123	$40,500	$(508,711)	$(213,922)

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC. (A development stage enterprise) Statements of Stockholders' Deficit For the period from October 8, 2001 (inception) to March 31, 2004
(Expressed in US Dollars)

	Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during development stage	Total stockholders' deficit
	Shares	Amount

Balance, March 31, 2003	9,166,299	$9,166	$245,123	$40,500	$(508,711)	$(213,922)

Stocks issued for services rendered and recorded in fiscal year 2003	241,020	241	(241)	-	-	-

Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	96,000	96	40,404	(40,500)	-	-

Stocks issued for conversion of debt at $0.10 per share in February 2004	510,000	510	50,490	-	-	51,000

Stocks issued for cash at $0.10 per share in February and March 2004	1,200,000	1,200	118,800	-		120,000

Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	960,000	960	95,040	-	-	96,000

Issuance of stock options as compensation	-	-	195,740	-	-	195,740

Forgiveness of debt - related party	-	-	110,527	-	-	110,527

Net (loss) for the period	-	-	-	-	(374,606)	(374,606)

Balance, March 31, 2004	12,173,319	$12,173	$855,883	$-	$(883,317)	$(15,261)

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC. (A development stage enterprise) Statements of Operations
(Expressed in U.S. Dollars)

	Cumulative October 8, 2001 (inception) to March 31, 2004	Year Ended March 31, 2004	Year Ended March 31, 2003

General and administrative expenses
Consulting	$400,620	$169,059	$170,469
Interest expense on long term debt	16,569	8,948	7,621
Legal and accounting	55,478	14,924	20,181
Office and Miscellaneous	60,513	21,501	30,756
Professional fees	65,780	-	65,780
Rent	43,383	-	29,485
Stock based compensation	195,740	195,740	-
Telephone	16,594	232	15,252
Travel	16,453	1,247	7,501

Operating (loss)	(871,130)	(411,651)	(347,045)

Other income (expense)
Gain on settlement of debt	37,045	37,045	-
Write-off of goodwill	(70,114)	-	(70,114)
Write-off of Smart-e-Card Distribution Rights	(200)	-	(200)

Loss from continued operations	(904,399)	(374,606)	(417,359)

Net income from discontinued operations	21,082	-	21,082

Net loss for the period	$(883,317)	$(374,606)	$396,277

Basic and diluted earning (loss) per share,
Loss from continued operations		$(0.04)	$(0.05)
Net income from discontinued operations		0.00	0.00

Net (loss) for the year		$(0.04)	$(0.05)

Weighted average number of common shares outstanding		9,481,502	8,802,948

The accompanying notes are an integral part of these financial statements.

SCARAB SYSTEMS, INC. (A development stage enterprise) Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative October 8, 2001 (inception) to March 31, 2004	Year Ended March 31, 2004	Year Ended March 31, 2003

Cash flows from (used in) operating activities
Net (loss) for the period	$(883,317)	$(374,606)	$(396,277)
Adjustment to reconcile net loss to net cash used in operating activities:
- amortization	2,194	1,305	559
- stock based compensation	195,740	195,740	-
- foreign exchange	(5,989)	2,688	-
- write-off of goodwill	70,114	-	70,114
- debt forgiven	103,140	103,140	-
- write-off of Smart-e-Card Distribution Rights	200	-	200
- net income from the discontinued operations	(21,082)	-	(21,082)
- shares allotted for service rendered	33,306	-	33,306
Changes in non-cash working capital items:
- prepaid expenses and deposits	-	-	8,515
- accounts payable and accrued liabilities	35,269	(80,037)	116,877

Net cash used in operating activities
	(470,425)	(151,770)	(187,788)

Cash flows used in investing activities
Loan to Healthnet (Note 4)	(62,684)	-	-
Acquisition of fixed assets	(2,195)	-	-

Net cash used in investing activities
	(64,879)	-	-

Cash flows provided by financing activities
Proceeds from issuance of common stock	547,925	216,000	40,000
Proceeds from promissory notes	-	7,500	90,921
Repayment of promissory notes	-	(59,109)	-
Proceeds from share subscriptions	-	-	41,940

Net cash provided by financing activities
	547,925	164,391	172,861

Increase (decrease) in cash and cash equivalents	12,621	12,621	(14,927)

Cash and cash equivalents, beginning of period	-	-	14,927

Cash and cash equivalents, end of period	$12,621	$12,621	$-

Supplemental cash flow information:

Interest expenses paid	$5,513	$3,801	$1,712

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

6. Promissory Notes

	2004
2003

Promissory notes - related party	$ -	$ 41,361
Promissory notes - convertible at $0.05 to $0.075 per share	-	16,531
Promissory notes - unrelated party	-	33,029

Total	-	$ 90,921
Less: Long-term portion	-	(5,000)

	$ -	$ 85,921

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

b)During the year, the Company granted 1,060,000 stock options to consultants. These options have vesting periods ranging from immediately to over seven months, expiring two (2) years from date of grant. The Company charged $195,740 stock-based compensation expense to operations for the options granted to the consultants using the Black-Scholes option pricing model with the following weighted average assumptions:

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

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs.)

Outstanding at April 1, 2003 and 2002	-	$ -	-
Granted	1,060,000	$0.10
Exercised	(960,000)	$0.10

Outstanding at March 31, 2004	100,000	$0.10	1.89
Exercisable at March 31, 2004	25,000	$0.10	1.89

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

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2004	2003

Loss carry forwards	$ 190,000	$ 182,000
Valuation allowance	(190,000)	(182,000)

	$ -	$ -

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

b)Pursuant to the grant of 1,060,000 stock options to consultants during the fiscal year 2004, the Company recorded stock based compensation charges of $195,740.

b)In fiscal year 2004, the amount totalling $110,527 owing to the directors and officers of the Company was released.

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

ITEM 8a. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:
Name	Age	Position	Director/Officer Since
Thomas E. Mills	36	Chief Executive Officer, President Chief Financial Officer, Secretary & Director	2002

Lou Hilford	59	Chief Operations Officer & Director	2002

On March 2, 2004, John Allen resigned as Chief Financial Officer and Thomas E. Mills was appointed the Chief Financial Officer.

Thomas E. Mills has served as our President, Chief Executive Officer and a Director since 2002, Chief Financial Officer since March 2004 and Secretary since April 2004. He was President of Scarab Systems, Inc. (Nevada), until it ceased to exist in 2002. From 2000 to 2001, Mr. Mills was in-house counsel for Healthnet International, Inc. of Colorado. During Mr. Mills' tenure at Healthnet, the company's common stock was quoted on the NASD over-the-counter bulletin board under the trading symbol "HLNT". Previously, Mr. Mills was an associate with McRae, Holmes & King, a firm of Barristers and Solicitors in Vancouver, British Columbia. Mr. Mills received a Bachelor of Arts degree from the University of Waterloo in 1992, and a Bachelor of Laws degree from the University of British Columbia in 1996.

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

TABLE 1

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
(1) Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- Sation (2)	Restricted Stock Awards	Options /SARs	LTIP Payouts	All Other Compen- sation
Thomas E. Mills, (3) President	2004	nil	nil	$19,804	nil	nil	nil	nil
	2003	nil	nil	$22,930	nil	nil	nil	nil
	2002	nil	nil	$25,830	nil	nil	nil	nil

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

2004 Non-Qualified Stock Option Plan

In February 2004, the Board of Directors authorized the 2004 Non-Qualified Stock Option Plan (the "Plan) for our executive, employees and outside consultants and advisors. Under the Plan, executives, employees and outside consultants and advisors may receive awards of non-qualified stock options. A maximum of 1,800,000 shares of the Company's common stock are subject to the Plan. As of the date of this Annual Report, 1,060,000 stock options have been granted to consultants under the Plan to purchase 1,060,000 shares of the Company's common stock. The purpose of the Plan is to provide executives, employees and non-employee consultants and advisors with an increased incentive to make contributions to the Company. As of March 31, 2004, there were 100,000 options to purchase shares of our common stock outstanding.

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

TABLE 3 Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($)(2) Exercisable/ Unexercisable
Thomas E. Mills	-0-	-0-	0/0	0/0

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

Title of Class	Name & Address of Beneficial Owner	Shares Beneficially Owned (2)
		Number	Percent(1)
Common Stock	Thomas E. Mills 2708-939 Homer Street Vancouver, British Columbia V6B 2W6	710,000	5.8%

Common Stock	Lou Hilford 7866 Vivian Drive Vancouver, British Columbia V6S 2V9	200,000	1.6%

Common Stock	All Executive Officers and Directors as a Group (2 Persons)	910,000	7.4%

(1)

Shares not outstanding but beneficially owned by virtue of the individuals' right to acquire them as of the date of this Annual Report or within sixty days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

(2)	Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership indicated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	100,000	$0.10	760,000
Total	100,000	$0.10	760,000

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Title
3.1	Restated Articles of Incorporation, Scarab Systems, Inc., incorporated by reference from the Form 10-KSB/A filed February 11, 2004.
3.2	Bylaws, Scarab Systems, Inc., incorporated by reference from the Form 10-KSB/A filed February 11, 2004.
4.1*	Form of Stock certificate.
10.1	Scarab Systems, Inc. 2004 Non-Qualified Stock Option Plan, incorporated by reference from the Form S-8 filed February 19, 2004.
14*	Code of Ethics for Senior Financial Officers.
23.1*	Consent of Certifying Accountants.
31.1*	Certification of Chief Executive Officer pursuant to 17CFR 240.13a-14(a) or 17CFR 240.15d-14(a).
32.1*	Certifications pursuant to 18 U.S.C. Section 1350.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore Stephens Ellis Foster Ltd. is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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
TORRENT ENERGY CORPORATION (formerly SCARAB SYSTEMS, INC.)
Date: November 15, 2004	By: /s/ Mark Gustafson Mark Gustafson, Chief Executive, Chief Financial Officer & President

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Mark Gustafson Mark Gustafson	Chief Executive/Chief Financial Officer President & Director	November 15, 2004
/s/ John Carlson John Carlson	Director	November 15, 2004
/s/ George L. Hampton III George L. Hampton III	Director	November 15, 2004