Form 10QSB/A
period 2004-06-30
TORRENT ENERGY CORP
filed 2004-11-16
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly Period ended June 30, 2004

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

(604) 639-3178
(Issuer's telephone number)

Scarab Systems, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of July 19, 2004, 15,656,249 shares of Common Stock of the Issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I -- Financial Information

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Torrent Energy Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, and its results of operations for the three month periods ended June 30, 2004 and 2003 and its cash flows for the three month periods ended June 30, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

Note: EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS QUARTERLY REPORT, ALL SHARE, PRICES PER SHARE AND EXERCISE PRICES HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE ONE-FOR-TEN SHARE CONSOLIDATION OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 20, 2004.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)

Consolidated Balance Sheets (Unaudited and Prepared by Management)

	June 30, 2004	March 31, 2004

	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$88,985	$12,621
Accounts receivable (Note 8)	21,000	-

Total current assets	109,985	12,621

Oil and gas properties, unproven (Note 5)	455,154	-

Total assets	$565,139	$12,621

LIABILITIES
Current
Accounts payable and accrued liabilities	$52,984	$27,882

Total current liabilities	52,984	27,882

STOCKHOLDERS' EQUITY (DEFICIT)

Share capital
Authorized:
100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 15,056,249 Common shares
(March 31, 2004 - 12,173,319)	15,056	12,173

Additional paid in capital	2,015,735	855,883
Share subscriptions received	40,000	-
Deficit accumulated during the exploration stage	(1,558,636)	(883,317)

Total stockholders' equity (deficit)	512,155	(15,261)

Total liabilities and equity	$565,139	$12,621

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited and Prepared by Management)

	Common stock		Additional paid-in capital	Share subscriptions received (receivable)	Deficit accumulated during exploration Stage		Total stockholders' equity (deficit)
	Shares	Amount

Balance, March 31, 2003	9,166,299	$9,166	$245,123	$40,500	$(508,711)		$(213,922)

Stocks issued for services rendered and recorded in fiscal year 2003	241,020	241	(241)	-	-		-

Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	96,000	96	40,404	(40,500)	-		-

Stocks issued for conversion of debt at $0.10 per share in February 2004	510,000	510	50,490	-	-		51,000

Stocks issued for cash at $0.10 per share in February and March 2004	1,200,000	1,200	118,800	-			120,000

Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	960,000	960	95,040	-	-		96,000

Issuance of stock options as compensation	-	-	195,740	-	-		195,740

Forgiveness of debt - related party	-	-	110,527	-	-		110,527

Net (loss) for the period	-	-	-	-	(374,606)		(374,606)

Balance, March 31, 2004	12,173,319	$12,173	$855,883	$-	$(883,317)		$(15,261)

Stocks issued for exercise of stock options at $0.10 per share in May and June 2004	540,000	540	53,460	-	-		54,000

Stocks and warrants issued under a private placement at $0.35 per share in May 2004 (Note 7)	1,442,930	1,443	503,582	-	-		505,025

Stocks issued for investor relations services at $0.54 per share in June 2004	300,000	300	161,700	-	-		162,000

Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004	600,000	600	227,400	-	-		228,000

Proceeds of 100,000 share subscriptions at $0.40 per share in June 2004	-	-	-	40,000	-		40,000

Issuance of stock options as compensation	-	-	213,710	-	-		213,710

Net (loss) for the period	-	-	-	-	(675,319)		(675,319)

							512,155

Balance, June 30, 2004 (Unaudited)	15,056,249	$15,056	$2,015,735	$40,000	$(1,558,636)	$

The accompanying notes are an integral part of these financial statements.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)

Consolidated Statements of Operations
(Unaudited and Prepared by Management)

	Cumulative October 8, 2001 (inception) to June 30, 2004	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

General and administrative expenses
Consulting	$502,830	$102,210	$26,473
Insurance	46,569	46,569	-
Interest expense on long term debt	16,569	-	-
Investor relations	72,168	72,168	-
Legal and accounting	94,169	38,691	720
Office and Miscellaneous	62,652	2,139	1,397
Professional fees	65,780	-	-
Rent	43,383	-	-
Shareholder relations	37,153	37,153	-
Stock based compensation	571,450	375,710	-
Telephone	16,594	-	-
Travel	17,132	679	-

Operating (loss)	(1,546,449)	(675,319)	(28,590)

Other income (expense)
Gain on settlement of debt	37,045	-	-
Write-off of goodwill	(70,314)	-	-

Loss from continued operations	(1,579,718)	(675,319)	(28,590)
Net income from discontinued operations	21,082	-	-

Net loss for the period	$(1,558,636)	$(675,319)	$(28,590)

Net (loss) for the period - basic and diluted		$(0.05)	$(0.00)

Weighted average number of
common shares outstanding		13,143,870	9,166,290

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Unaudited and Prepared by Management)

	Cumulative October 8, 2001 (inception) to June 30, 2004	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Cash flows used in operating activities
Net (loss) for the period	$(1,558,636)	$(675,319)	$(28,590)
Adjustment to reconcile net loss to
net cash used in operating activities:
- amortization	2,194	-	-
- stock based compensation	571,450	375,710	-
- foreign exchange	1,398	-	-
- write-off of goodwill	70,314	-	-
- debt forgiven	103,140	-	-
- net income from the discontinued operations	(21,082)	-	-
- shares allotted for service rendered	33,306	-	-
Changes in non-cash working capital items:
- accounts receivable	(21,000)	(21,000)	-
- accounts payable and accrued liabilities	52,984	25,102	23,416

Net cash used in operating activities
	(765,932)	(295,507)	(5,174)

Cash flows used in investing activities
Oil and gas properties	(227,154)	(227,154)	-
Loan to Healthnet	(62,684)	-	-
Acquisition of fixed assets	(2,195)	-	-

Net cash used in investing activities
	(292,033)	(227,154)	-

Cash flows provided by financing activities
Proceeds from issuance of common stock	1,106,950	559,025	-
Proceeds from share subscriptions	40,000	40,000	-
Proceeds from promissory notes	-	-	7,500

Net cash provided by financing activities
	1,146,950	599,025	7,500

Increase (decrease) in cash and cash equivalents	88,985	76,364	2,326

Cash and cash equivalents, beginning of period	-	12,621	-

Cash and cash equivalents, end of period	$88,985	$88,985	$2,326

Supplemental cash flow information:

Interest expenses paid	$5,513	$-	$-
Common stock issued for oil and gas property	228,000	228,000	-
Common stock issued for investor relations	162,000	162,000	-

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

On May 11, 2004, Methane entered into a Lease Purchase and Sale Agreement (the "Agreement") with GeoTrends-Hampton International LLC ("GHI") to purchase GHI's undivided working interest in certain oil and gas leases for the Coos Bay Basin prospect located onshore in the Coos Bay Basin of Oregon. To acquire these oil and gas leases, the Company paid a total of $300,000 in cash and will issue 1,800,000 restricted common shares in three performance based tranches. The agreement closed on June 22, 2004. On closing, the Company paid $100,000 of the cash and 600,000 of the common shares. The Company has since paid the remaining $200,000 so that the cash consideration is fully paid.

Pursuant to the GHI Agreement, the Company acquired leases of certain properties in the Coos Bay area of Oregon which are prospective for oil and gas exploration. Leases were acquired from the State of Oregon and

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

from property owners, and the Company has amassed approximately 60,000 acres under lease. The Company is pursuing the leasing of additional properties in the Coos Bay area.

The consolidated financial statements presented are those of Torrent and its wholly-owned subsidiary Methane. Collectively, they are referred to herein as the "Company".

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2004, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financials statements should be read in conjunction with the Company's audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2004, all of the Company's oil and gas properties were unproved and were excluded from amortization. At June 30, 2004, none of the Company's unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and estimated value of proven properties. No impairment existed as of June 30, 2004.

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

The Company initiated a 2004 Non-Qualified Stock Option Plan. Since inception of the plan, the Company has granted 1,600,000 stock options to non-employees.

Recent Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of oil and gas rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such oil and gas rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of oil and gas rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $455,154 at June 30, 2004 and $nil at March 31, 2004 out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

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

	June 30, 2004	March 31, 2004

Deficit accumulated during the exploration stage	$1,558,636	$883,317
Working capital (deficit)	$57,001	($15,261)

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

4. Related Party Transactions

During the three month period ended June 30, 2004, the Company paid or accrued no consulting fees to the directors and senior officers of the Company, as compared to $19,327 during the three months ended June 30, 2003. At June 30, 2004 and March 31, 2004, there were no amounts in accounts payable and accrued liabilities that are owing to related parties.

5. Oil and Gas Properties, Unproven

The total costs incurred and excluded from amortization are summarized as follows:

	Acquisition costs	Lease costs	Total

Costs incurred during periods ended:

June 30, 2004	$ 333,541	$ 121,613	$ 455,154
March 31, 2004	-	-	-

Total	$ 333,541	$ 121,613	$ 455,154

At June 30, 2004, all of the Company's oil and gas properties are considered unproven. Based on the status of the Company's exploration activities, management has determined that no impairment has occurred.

6. Stock Options

As at June 30, 2004, the Company had 100,000 stock options outstanding under the 2004 Non-Qualified Stock Option Plan (the "Plan") with a weighted average exercise price of $0.10. The weighted average remaining contractual life of the options outstanding is 1.63 years. There are 200,000 stocks options still eligible to be granted under the Plan.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs.)

Outstanding at April 1, 2004	100,000	$0.10	1.89
Granted	540,000	$0.10
Exercised	(540,000)	$0.10

Outstanding at June 30, 2004	100,000	$0.10	1.63
Exercisable at June 30, 2004	62,500	$0.10	1.63

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

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

8. Accounts Receivable

During June 2004, the Company issued 210,000 common shares of its capital pursuant to the exercise of 210,000 stock options for gross proceeds of $21,000. The Company deposited the proceeds from the exercise shortly after the quarter end date and, as a result, had a receivable outstanding of $21,000 as at June 30, 2004.

9. Subsequent Events

Subsequent to the three months ended June 30, 2004, the Company made the final cash payment to GHI of $200,000.

Subsequent to the three months ended June 30, 2004, the Company completed the sale of 500,000 units at $0.40 per unit for gross proceeds of $200,000. Each unit is comprised of one share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share in the capital of the Company at a price of $0.55 per common share for a period of two years from the date of closing.

Subsequent to the three months ended June 30, 2004, the Company received the payment of $21,000 relating to the accounts receivable existing at the quarter end date.

Subsequent to the three months ended June 30, 2004, the Company issued 100,000 common shares for gross proceeds of $10,000 pursuant to the exercise of stock options.

Subsequent to the three months ended June 30, 2004, the Company leased an additional 10,400 acres within the Coos Bay Basin in Oregon. With this additional acreage the total land position held by Methane now exceeds 60,000 acres.

Item 2. Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various risk factors in other reports the Company files with the SEC, including the Company's Form 8-K dated June 22, 2004 and the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

Torrent Energy Corporation is engaged in the acquisition, exploration and if and when warranted, development of natural gas and coalbed methane properties in the United States. Our current focus is on the development of the Coos Bay Basin project in Oregon.

We have been in the exploration or development stage since our inception. We have had no significant operating revenue to date, have accumulated losses of $1,558,636 and will require additional working capital to sustain our minimal operations and carry out our exploration objectives. These circumstances raise substantial doubt as to our ability to continue as a going concern.

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

Thomas Deacon is an operator who worked with GHI in assembling the leases purchased by Methane.

GHI delivered to us an assignment of 100% of the petroleum and natural gas rights it controlled subject only to royalty and overriding royalty interests of record on the closing date. GHI reserved to itself an undivided 4% of 8/8ths overriding royalty interest in the lands covered by the Leases, and all production therefrom. This reservation of overriding royalty interest will also apply to any oil and gas leases acquired within an area of mutual interest of both GHI and us and will be free and clear of any cost and expense of the development, operation and marketing of production from the Leases, except for taxes applicable.

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

Year-round access is excellent via logging and fire control roads maintained by the United States Forest Service and timber industry. Numerous potential drill site locations have already been constructed as timber recovery staging areas, and are available to be utilized in the initial testing phase of our planned 2004 drill program

The Coos Bay Basin is a structural basin formed by folding and faulting that preserves a portion of coal-bearing sediments deposited on an extensive, middle Eocene-age, swampy coastal plain. The coal-bearing sandstones and siltstones of the Upper Eocene Coaledo formation are estimated to form a section approximately 6,600 feet thick. The Basin has multiple seams of coal, many of which contain coalbed methane.

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

Exploration of the Coos Bay Project

We are planning an aggressive drilling and exploration program in the Coos Bay Basin. Based on existing raw data, which provides substantial subsurface information, we believe we will begin a core hole drilling program in the late fall of 2004. A total of four to six core holes will be drilled at depths ranging from 1,500 to 3,500 feet. It is expected to take approximately three to four weeks to drill each hole. If commercial gas resource estimates can be verified, production testing will follow with full pilot test well programs in early to mid 2005.

Estimated timeline over the next twelve months

July 2004	-Additional acreage acquisition activities commence
September 2004	-Submit drilling permit applications to State of Oregon
October 2004	-Bulk of additional land acquisitions completed within the area of mutual interest
November 2004	-Commences corehole exploratory drilling
April 2005	-Commences pilot well drilling and testing

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

Results of Operations

The results of operations include the results of Torrent and its wholly owned subsidiary, Methane, for the three months ended June 30, 2004 and Torrent and its wholly owned subsidiary, Catalyst, for the three months ended June 30, 2003. During the three months ended June 30, 2004, Torrent performed all of the administrative operations while the subsidiary, Methane, holds the interests in the leases and operates the Coos Bay project.

For the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Operating Expenses. Operating expenses rose considerably between the periods due to our increased activity. During the three months ended June 30, 2004, we concluded a financing and closed an agreement to acquire certain oil and gas lease assets for the Coos Bay Basin exploration prospect located onshore in the Coos Bay Basin of Oregon. Operating expenses consisted of consulting fees, investor relation's expenses, accounting and legal fees, stock based compensation and other general corporate expenses.

Operating expenses were $675,319 for the three months ended June 30, 2004, compared with $28,590 for the three months ended June 30, 2003. A significant portion of the increase was attributable to the recording of $375,710 in stock based compensation during the three months ended June 30, 2004, compared with no such expense for the three months ended June 30, 2003. The stock based compensation expense consisted of a charge of $213,710 relating to the issuance of 540,000 stock options to consultants during the current period and a charge of $162,000 relating to the issuance of 300,000 shares of our common stock pursuant to an investor relations agreement to provide an investor awareness program for a period of one year.

Consulting fees were $102,210 for the three months ended June 30, 2004, compared with $26,473 for the three months ended June 30, 2003. During the current period, we recorded $80,000 in consulting services for the final restructuring efforts and for purchase investigation services. The balance of the consulting fees of $22,210 related to technical and administrative consulting services for our Coos Bay project. During the comparative period in 2003, consultants were engaged to sustain our minimum operations. Insurance expenses were $46,569 for the three months ended June 30, 2004 compared to no such expense for the three months ended June 30, 2003. We were required to have pollution liability coverage in order to secure certain leases. Investor relation's expenses were $72,168 for the three months ended June 30, 2004 and shareholder relation's expenses were $37,153 for the three months ended June 30, 2004. Investor relations expenses consisted predominantly of a $70,000 payment to an investor relations firm for providing a shareholder awareness program for a period of one year. Shareholder relation expenses consisted of costs associated with disseminating press releases and the costs of designing and building of our website, www.torrentenergy.com. This compares with no such investor relations or shareholder relations expenses for the comparative period when we were inactive.

Net Loss for the Period. We recorded a net loss of $675,319 for the three months ended June 30, 2004, compared with a net loss of $28,590 for the three months ended June 30, 2003.

Liquidity and Capital Resources

Our cash on hand was $88,985 as at June 30, 2004 compared to $12,621 at March 31, 2004. Our working capital improved to $57,001 as at June 30, 2004, compared to a working capital deficit of $15,261 as at March 31, 2004.

Our improved cash position and working capital was achieved though receipt of gross proceeds of $559,025 from the issuance of common stock and $40,000 in gross proceeds from a share subscription agreement which closed subsequent to the quarter end. This compares with no such proceeds during the three months ended June 30, 2003 when we were inactive.

During the three months ended June 30, 2004, we expended cash of $227,154 on our Coos Bay project. This included $105,541 in acquisition costs, including the $100,000 cash payments to GHI, and $121,613 in lease costs to secure the oil and gas rights. During the comparative period last year, we made no such investments as we were inactive.

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

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE 8-K OF THE COMPANY FILED JUNE 22, 2004 TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities and Use of Proceeds

In May of 2004, we issued 1,442,930 shares of our common stock pursuant to a private placement in exchange for aggregate cash payments of $505,025. We issued 300,071 of our common shares to two non-U.S. persons or entities for aggregate payments of $105,025 in reliance on Regulation S under the Securities Act of 1933. We also issued 1,142,859 of our common shares to two U.S. persons or entities for aggregate cash payments of $400,000 and in reliance on Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing.

In June 2004, we issued 600,000 shares of our common stock pursuant to the Lease Purchase and Sale Agreement. These shares were issued in reliance on Regulation D under the Securities Act of 1933.

In June 2004, we issued 300,000 shares of our common stock pursuant to an investor relation's agreement. These shares were issued in reliance on Regulation S under the Securities Act of 1933.

In May and June of 2004, we issued an aggregate of 540,000 shares of our common stock upon exercise of stock options previously granted under the terms of a stock option plan. The shares had been registered on a Registration Statement on Form S-8.

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

10.3	Amending Agreement to Lease Purchase and Sale Agreement dated May 19, 2004. (2)
10.4	Second Amending Agreement to Lease Purchase and Sale Agreement dated June 11, 2004. (2)
10.5	Investor Relations Agreement between Scarab Systems Inc. and Eclips Ventures International dated June 11, 2004. (2)
31.1 *	Section 302 Certification
32.1 *	Section 906 Certification

* Filed herewith

(1) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on May 19, 2004.

(2) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on June 22, 2004.
(b)	Date of Current Report	Description
	June 30 2004	Form 8-K reporting appointment and resignation of directors
	June 22 2004	Form 8-K reporting closing of lease purchase and sale agreement, closing of a private placement and signing of an investor relations agreement
	May 20, 2004	Form 8-K reporting closing of a private placement.
	May 11, 2004	Form 8-K reporting signing of lease purchase and sale agreement

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORRENT ENERGY CORPORATION

(Registrant)

Date: July 27, 2004

/s/ Thomas E. Mills
Thomas E. Mills, President, Chief Executive Officer and Chief Financial Officer