Form 10QSB/A
period 2004-06-30
TORRENT ENERGY CORP
filed 2004-12-20
CIK 859747

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Date: November 15, 2004	TORRENT ENERGY CORPORATION (Registrant) /s/ Mark Gustafson_________ Mark Gustafson, President, CEO & CFO