Form 10QSB/A
period 2003-12-31
TORRENT ENERGY CORP
filed 2004-12-21
CIK 859747

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of December 31, 2003, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibit	Description
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b)	Date of Current Report	Description
	July 8, 2003	Form 8-K reporting withdrawal of Form 15
	August 1, 2003	Form 8-K reporting that appointee declined directorship.
	February 2, 2004	Form 8-K reporting proposed financing and conversion of promissory note

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 21, 2004	TORRENT ENERGY CORPORATION (formerly, SCARAB SYSTEMS, INC.) (Registrant) /s/ Mark Gustafson_________ Mark Gustafson, President, CEO & CFO