Form 10KSB/A
period 2004-03-31
TORRENT ENERGY CORP
filed 2004-12-21
CIK 859747

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

ITEM 8a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of March 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Title
3.1	Restated Articles of Incorporation, Scarab Systems, Inc., incorporated by reference from the Form 10-KSB/A filed February 11, 2004.
3.2	Bylaws, Scarab Systems, Inc., incorporated by reference from the Form 10-KSB/A filed February 11, 2004.
4.1	Form of Stock certificate, incorporated by reference from the Form 10-KSB filed April 30, 2004.
10.1	Scarab Systems, Inc. 2004 Non-Qualified Stock Option Plan, incorporated by reference from the Form S-8 filed February 19, 2004.
14	Code of Ethics for Senior Financial Officers, incorporated by reference from the Form 10-KSB filed April 30, 2004.
23.1	Consent of Certifying Accountants, incorporated by reference from the Form 10-KSB filed April 30, 2004.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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
TORRENT ENERGY CORPORATION (formerly SCARAB SYSTEMS, INC.)
Date: December 21, 2004	By: /s/ Mark Gustafson Mark Gustafson, Chief Executive, Chief Financial Officer & President

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Mark Gustafson Mark Gustafson	Chief Executive/Chief Financial Officer President & Director	December 21, 2004
/s/ John Carlson John Carlson	Director	December 21, 2004
/s/ George L. Hampton III George L. Hampton III	Director	December 21, 2004