Form 10QSB/A
period 2004-06-30
TORRENT ENERGY CORP
filed 2004-12-21
CIK 859747

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

10.3	Amending Agreement to Lease Purchase and Sale Agreement dated May 19, 2004. (2)
10.4	Second Amending Agreement to Lease Purchase and Sale Agreement dated June 11, 2004. (2)
10.5	Investor Relations Agreement between Scarab Systems Inc. and Eclips Ventures International dated June 11, 2004. (2)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Filed herewith

(1) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on May 19, 2004.

(2) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on June 22, 2004.
(b)	Date of Current Report	Description
	June 30 2004	Form 8-K reporting appointment and resignation of directors
	June 22 2004	Form 8-K reporting closing of lease purchase and sale agreement, closing of a private placement and signing of an investor relations agreement
	May 20, 2004	Form 8-K reporting closing of a private placement.
	May 11, 2004	Form 8-K reporting signing of lease purchase and sale agreement

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2004	TORRENT ENERGY CORPORATION (Registrant) /s/ Mark Gustafson_________ Mark Gustafson, President, CEO & CFO