Form 10QSB/A
period 2004-09-30
TORRENT ENERGY CORP
filed 2004-12-21
CIK 859747

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

10.3	Amending Agreement to Lease Purchase and Sale Agreement dated May 19, 2004. (2)
10.4	Second Amending Agreement to Lease Purchase and Sale Agreement dated June 11, 2004. (2)
10.5	Investor Relations Agreement between Scarab Systems Inc. and Eclips Ventures International dated June 11, 2004. (2)
10.6	Investment Agreement between Cornell Capital Partners, LP and Torrent Energy Corporation dated August 27, 2004. (3)
10.7	Registration Rights Agreement between Torrent Energy Corporation and Cornell Capital Partners, LP dated August 27, 2004. (3)
10.8	Drilling Services Agreement between Dynatec Drilling, Inc. and Methane Energy Corp. dated October 6, 2004 (4)
10.9	Mail Distribution Agreement between Capital Financial Media, LLC and Torrent Energy Corporation dated September 9, 2004 (4)
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

Date: December 21, 2004
/s/ Mark Gustafson
Mark Gustafson, President, Chief Executive Officer and Chief Financial Officer