Form 10QSB
period 2004-12-31
TORRENT ENERGY CORP
filed 2005-02-11
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition Period from _____________ to _____________

Commission file number 000-19949

TORRENT ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1153522 (IRS Employer Identification No.)

600-666 Burrard Street, Vancouver, British Columbia V6C 2X8
(Address of principal executive offices)

(604) 639-3118
(Issuer's telephone number)

528-666 Burrard Street, Vancouver, British Columbia V6C 2X8
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of February 10, 2005, 16,384,061 shares of Common Stock of the Issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I -- Financial Information

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Torrent Energy Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of the Company, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2004, and its results of operations for the nine month periods ended December 31, 2004 and 2003 and its cash flows for the nine month periods ended December 31, 2004 and 2003. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

Note: EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS QUARTERLY REPORT, ALL SHARE, PRICES PER SHARE AND EXERCISE PRICES HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE ONE-FOR-TEN SHARE CONSOLIDATION OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 20, 2004.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Balance Sheets (Unaudited and Prepared by Management)
	December 31, 2004	March 31, 2004

	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$105,807	$12,621

Total current assets	105,807	12,621
Oil and gas properties, unproven (Note 5)	1,349,565	-
Preferred stock discount (Note 8)	210,163	-

Total assets	$1,665,535	$12,621

LIABILITIES
Current
Accounts payable and accrued liabilities	$198,818	$27,882
Shareholder loan (Note 9)	80,000	-

Total current liabilities	278,818	27,882

STOCKHOLDERS' EQUITY (DEFICIT)
Share capital
Convertible Series B preferred stock, $0.01 par value, 5,000 shares authorized, 2,200 shares issued and outstanding (March 31, 2004 - Nil)	22	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,656,249 shares issued and outstanding (March 31, 2004 - 12,173,319)	15,656	12,173

Additional paid in capital	4,920,696	855,883
Subscriptions receivable (Note 8)	(495,000)	-
Deficit accumulated during the exploration stage	(3,054,657)	(883,317)

Total stockholders' equity (deficit)	1,386,717	(15,261)

Total liabilities and equity	$1,665,535	$12,621

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited and Prepared by Management)
	Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders' equity (deficit)
	Shares	Amount	Shares	Amount

Balance, March 31, 2003	-	-	9,166,299	9,166	245,123	40,500	(508,711)	(213,922)
Stocks issued for services rendered and recorded in fiscal year 2003	-	-	241,020	241	(241)	-	-	-
Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	-	-	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	-	-	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	-	-	1,200,000	1,200	118,800	-		120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	-	-	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	-	-	195,740	-	-	195,740
Forgiveness of debt - related party	-	-	-	-	110,527	-	-	110,527
Net (loss) for the period	-	-	-	-	-	-	(374,606)	(374,606)

Balance, March 31, 2004	-	-	12,173,319	12,173	855,883	-	(883,317)	(15,261)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	-	640,000	640	63,360	-	-	64,000
Stocks and warrants issued under a private place- ment at $0.35 per share in May 2004 (Note 7)	-	-	1,442,930	1,443	503,582	-	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004	-	-	300,000	300	161,700	-	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004	-	-	600,000	600	227,400	-	-	228,000
Stocks and warrants issued under a private place- ment at $0.40 per share in July 2004 (Note 7)	-	-	500,000	500	199,500	-	-	200,000
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 8)	2,200	22	-	-	1,934,978	(495,000)	-	1,440,000
Beneficial conversion feature on convertible Series B preferred stock (Note 8)	-	-	-	-	315,244	-	-	315,244
Issuance of stock options as compensation	-	-	-	-	659,049	-	-	659,049
Net (loss) for the period	-	-	-	-	-	-	(2,171,340)	(2,171,340)

Balance, December 31, 2004 (Unaudited)	2,200	22	15,656,249	15,656	4,920,696	(495,000)	(3,054,657)	1,386,717

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Operations
	Cumulative October 8, 2001 (inception) to December 31, 2004	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003

General and administrative expenses
Accretion on beneficial conversion feature	$ 105,081	$ 105,081	$ -	$ 105,081	$ -
Consulting	555,907	40,100	20,520	155,287	66,559
Insurance	47,569	1,000	-	47,569	-
Interest expense	7,500	-	-	7,500	-
Interest expense on long term debt	16,569	-	8,614	-	8,614
Investor relations	686,100	465,000	-	686,100	-
Legal and accounting	131,475	15,408	-	75,997	13,261
Office and Miscellaneous	93,437	22,613	1,563	32,924	2,353
Professional fees	65,780	-	-	-	-
Purchase investigation costs	103,310	1,659	-	103,310	-
Rent	51,783	5,600	-	8,400	-
Shareholder relations	85,463	5,017	2,027	85,463	3,599
Stock based compensation	1,016,789	359,713	-	821,049	-
Telephone	16,594	-	-	-	-
Travel	60,139	33,186	-	43,686	-

Operating (loss)	(3,043,496)	(1,054,377)	(32,724)	(2,172,366)	(94,386)
Other income (expense)
Interest income	1,026	863	-	1,026	-
Gain on settlement of debt	37,045	-	-	-	-
Write-off of goodwill	(70,314)	-	-	-	-

Loss from continued operations	(3,075,739)	(1,053,514)	(32,724)	(2,171,340)	(94,386)
Net income from discontinued operations	21,082	-	-	-	-

Net loss for the period	$ (3,054,657)	$(1,053,514)	$ (32,724)	$ (2,171,340)	$ (94,386)

		$ (0.07)	$ (0.00)	$ (0.15)	$ (0.01)

Weighted average number of common shares outstanding		15,656,249	9,166,290	14,804,880	9,166,290

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)

Consolidated Statements of Cash Flows (Unaudited and Prepared by Management)
	Cumulative October 8, 2001 (inception) to December 31, 2004	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003

Cash flows used in operating activities
Net (loss) for the period	$(3,054,657)	$(1,053,514)	$(32,724)	$(2,171,340)	$(94,386)
Adjustment to reconcile net loss to net cash used in operating activities:
- accretion on beneficial conversion feature	105,081	105,081	-	105,081	-
- amortization	2,194	-	294	-	294
- stock based compensation	1,016,789	359,713	-	821,049	-
- foreign exchange	1,398	-	1,200	-	1,200
- write-off of goodwill	70,314	-	-	-	-
- debt forgiven	103,140	-	-	-	-
- net income from the discontinued operations	(21,082)	-	-	-	-
- shares allotted for service rendered	33,306	-	-	-	-
Changes in non-cash working capital items:
- accounts payable and accrued liabilities	198,818	39,938	31,012	170,936	85,392

Net cash used in operating activities	(1,544,699)	(548,782)	(218)	(1,074,274)	(7,500)

Cash flows used in investing activities
Oil and gas properties	(1,121,565)	(564,982)	-	(1,121,565)	-
Loan to Healthnet	(62,684)	-	-	-	-
Acquisition of fixed assets	(2,195)	-	-	-	-

Net cash used in investing activities	(1,186,444)	(564,982)	-	(1,121,565)	-

Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	1,316,950	-	-	769,025	-
Net proceeds from issuance of Series B preferred stock	1,440,000	(10,000)	-	1,440,000	-
Proceeds from shareholder loan	80,000	80,000	-	80,000	-
Proceeds from promissory notes	-	-	-	-	7,500

Net cash provided by financing activities	2,836,950	70,000	-	2,289,025	7,500

Increase (decrease) in cash and cash equivalents	105,807	(1,043,764)	(218)	93,186	-
Cash and cash equivalents, beginning of period	-	1,149,571	218	12,621	-

Cash and cash equivalents, end of period	$ 105,807	$ 105,807	$ -	$ 105,807	$ -

Supplemental cash flow information:
Interest expenses paid	$ 13,013	$ -	$ -	$ 7,500	$ -
Common stock issued for oil and gas property	228,000	-	-	228,000	-
Common stock issued for investor relations	162,000	-	-	162,000	-

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

On September 21, 2004, Mark Gustafson was hired as the new Chief Executive Officer of the Company. He was also appointed as director of the Company.

On November 16, 2004, the Company's subsidiary, Methane, commenced a multi-hole coring program on its oil and gas leases in Coos County, Oregon.

The consolidated financial statements presented are those of Torrent and its wholly-owned subsidiary Methane. Collectively, they are referred to herein as the "Company". Significant intercompany balances and transactions have been eliminated.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of December 31, 2004, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financials statements should be read in conjunction with the Company's audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2004, all of the Company's oil and gas properties were unproved and were excluded from amortization. At December 31, 2004, none of the Company's unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and estimated value of proven properties. No impairment existed as of December 31, 2004.

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

The Company initiated a 2004 Non-Qualified Stock Option Plan (the "Plan"). Since inception of the plan, the Company has granted 1,800,000 stock options to non-employees and directors of the Company. In addition, the Company has granted an additional 600,000 stock options to non-employees outside of the Plan.

Recent Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of oil and gas rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such oil and gas rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of oil and gas rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $784,583 at December 31, 2004 and $nil at March 31, 2004 out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

In April 2004, the EITF released Issue No. 03-06, Participating Securities and the Two Class Method under SFAS No. 128, Earnings per Share, which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No. 03-06 did not have an impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of FASB No. 123(R) will not have a material impact on the Company's financial statements.

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

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

	December 31, 2004	March 31, 2004

Deficit accumulated during the exploration stage	$3,054,657	$883,317
Working capital deficit	$ 173,011	$ 15,261

4. Related Party Transactions

During the nine month period ended December 31, 2004, the Company paid or accrued $103,875 in consulting fees to directors and officers of the Company, as compared to $59,413 during the nine months ended December 31, 2003. In addition, the Company paid officers and directors of the Company $66,330 for consulting fees relating to the Company's oil and gas leases and $43,200 for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties. At December 31, 2004 and March 31, 2004, there was $35,173 and $nil, respectively, in accounts payable and accrued liabilities that are owing to related parties.

On December 1, 2004, the Company entered into a consulting agreement with MGG Consulting to provide for services as the Chief Executive Officer and acting Chief Financial Officer. The Company is committed to pay $8,000 per month unless terminated at any time by either party upon written notice. MGG is wholly owned by Mark Gustafson, president and director of our company.

5. Oil and Gas Properties, Unproven

The total costs incurred and excluded from amortization are summarized as follows:

	Land acquisition costs	Lease costs	Seismic costs	Drilling and gathering costs	Geological and geophysical costs	Total

Costs incurred during periods ended:
December 31, 2004	$ 533,562	$ 287,990	$ 42,388	$ 434,915	$ 50,710	$ 1,349,565
March 31, 2004	-	-	-	-	-	-

Total	$ 533,562	$ 287,990	$ 42,388	$ 434,915	$ 50,710	$ 1,349,565

At December 31, 2004, all of the Company's oil and gas properties are considered unproven. Based on the status of the Company's exploration activities, management has determined that no impairment has occurred.

6. Stock Options

As at December 31, 2004, the Company had 200,000 stock options outstanding under the 2004 Non-Qualified Stock Option Plan (the "Plan") with an exercise price of $0.50. There are no further stocks options eligible to be granted under the Plan.

During the quarter ended December 31, 2004, the Company granted an additional 600,000 stock options outside of the Plan. This included an option to purchase 200,000 common shares at $1.00 per share and another 200,000 common shares at $2.00 per share until November 1, 2005 pursuant to a Mail Distribution Agreement with a third party. These options have a cashless exercise provision whereby the optionor can elect to receive common stock in lieu of paying cash for the options based on a formula that includes using the average closing prices of the five

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

trading days preceding the exercise date. In addition, the Company granted a consultant the option to purchase 200,000 common shares at $0.83 per share pursuant to a consulting agreement for public and investor relations with a third party. Twenty-five percent of the options to the investor relations consultant vest immediately and twenty-five percent vest every quarter thereafter. Either party may terminate the investor relations agreement with thirty days written notice.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (yrs.)

Outstanding at April 1, 2004	100,000	$0.10	1.89
Granted	1,340,000	$0.68
Exercised	(640,000)	$0.10

Outstanding at December 31, 2004	800,000	$1.08	1.72
Exercisable at December 31, 2004	550,000	$1.26	1.47

During the nine months ended December 31, 2004, compensation costs of $821,049 were recorded in the statements of operations and deficit for options granted by the Company. The compensation costs recorded were calculated using the Black-Scholes option pricing model.

The fair value of share options used to calculate compensation expense has been estimated using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2004	December 31, 2003
Risk free interest rate	2.75%	-%
Expected dividend yield	0%	-%
Stock price volatility	254-265%	-%
Expected life of options	1-5 years	-

The weighted average fair value of options granted during the nine months ended December 31, 2004 is $0.55 (2003 - $nil) each.

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
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

8. Series B Convertible Preferred Stock ("Series B Stock")

On August 27, 2004, the Company closed a private placement in its Series B Stock for up to $2,200,000 in gross proceeds (the "Private Placement"). The Series B Stock is convertible into common stock at any time by dividing the dollar amount being converted by the lower of $1.20 or 80% of the lowest volume weighted average trading price per common share of our Company for 10 trading days. The holder of the Series B Stock may only convert up to $250,000 of Series B Stock into common shares in any 30 day period. The Company may redeem the Series B Stock by paying 120% of the invested amount together with any unpaid dividends. As a condition of the Private Placement, the Company agreed to file a registration statement registering up to 5,000,000 shares of common stock (the "Registration Statement") in order to receive all of the proceeds of the Private Placement.

Each share of Series B Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

The gross proceeds of the Private Placement has been received as follows:

(i) $1,100,000 was paid on closing (received);
(ii) $550,000 on the fifth business day following the filing date of the Registration Statement (received); and
(iii) $550,000 on the fifth business day following the effective date of the Registration Statement (received subsequent to quarter end).

Net proceeds received as of December 31, 2004, was $1,440,000 after payment of $165,000 in finders' fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", of $315,244 which will be accreted over nine months commencing October 1, 2004. The Company recorded an accretion expense of $105,081 for the nine months ended December 31, 2004.

Subsequent to the quarter end, the Company received the last payment of $550,000 and the Company paid $55,000 in finders' fees for net proceeds of $495,000.

9. Shareholder Loan

During the quarter ended December 31, 2004, the Company received proceeds of $80,000 pursuant to a shareholder loan. The loan was to be repaid by January 22, 2005 or the Company would be required to pay interest at 12% per annum. If the loan was repaid prior to January 22, 2005, the loan would bear no interest. Subsequent to the quarter ended December 31, 2004 and on January 17, 2005, the shareholder loan was repaid in full with no interest.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
(Unaudited and Prepared by Management)

10. Commitments

On October 1, 2004, the Company entered into a consulting agreement for public and investor relations with a third party. The Company is committed to pay $5,000 per month for the service for the term of one year. Either party may terminate the agreement with thirty days written notice.

On December 1, 2004, the Company entered into a consulting agreement with MGG Consulting to provide for services as the Chief Executive Officer and acting Chief Financial Officer. The Company is committed to pay $8,000 per month unless terminated at any time by either party upon written notice. MGG is wholly owned by Mark Gustafson, president and director of our company.

11. Subsequent Events

Subsequent to the quarter ended December 31, 2004, the Company received the last payment of the proceeds of the Series B private placement. The Company received $495,000 which represents the last payment of $550,000, less $55,000 in finders' fees. The net amount was included as subscription receivable as at December 31, 2004.

Subsequent to the quarter ended December 31, 2004, and pursuant to the Lease Purchase and Sale Agreement to purchase certain oil and gas leases for the Coos Bay Basin exploration prospect, the Company made its second common share installment and issued an additional 600,000 common shares.

Subsequent to the quarter ended December 31, 2004, the shareholder loan in the amount of $80,000 was repaid in full.

Subsequent to the quarter ended December 31, 2004, the holder of the Series B Stock notified the Company of its intention to exercise $100,000 worth of Series B Stock to common stock. The conversion price was $0.78 per share resulting in the issuance of 127,812 shares of our common stock and the cancellation of 100 shares of Series B Stock.

Item 2. Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various risk factors in other reports the Company files with the SEC, including the Company's prospectus dated January 19, 2005 and the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

Torrent Energy Corporation is engaged in the acquisition, exploration and if and when warranted, development of unconventional natural gas niche opportunities with primarily a North American focus. Our current project is the development of the Coos Bay Basin in Oregon.

We have been in the exploration or development stage since our inception. We have had no operating revenue to date, have accumulated losses of $3,054,657 and will require additional working capital to sustain our operations and carry out our exploration objectives. These circumstances raise substantial doubt as to our ability to continue as a going concern.

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

Second common share installment: Due to the spudding of the initial well of the core test program, we issued to GHI an additional 450,000 and to Thomas Deacon 150,000 of our common shares in January of 2005.

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

On October 6, 2004, we signed a Drilling Services Agreement with a Utah based drilling company which has extensive drilling and consulting experience in coalbed methane in order to commence a multi-hole coring program on our Leases. The multi-hole coring program commenced in November and is expected to take approximately four months in order to properly complete the coring and sampling process. The analysis of the coring samples should be complete within sixty days of the entire coring program being finished. The coring locations were chosen in order to further confirm and delineate the gas content data in the Coos County coal beds and to assist us in determining the positioning of our potential pilot test well programs anticipated next year.

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

Natural Gas Market

The Port of Coos Bay and surrounding area is one of the largest population centers on the west coast not currently served by natural gas. A project to bring natural gas into the region via pipeline has recently been completed and is now operational. The local distribution company serving this market has already constructed mains and many services in the area. It is anticipated that this pipeline will provide a ready market for gas from the Coos Bay Basin project. The pipeline will be connected to the Northwest Pipeline system, allowing access to the potentially lucrative Pacific Northwest markets.

Plan of Operations

Land Acquisition

We currently lease approximately 60,000 acres in the Coos Bay Basin and have identified approximately 30,000 to 40,000 additional acres falling within the Coos Bay Basin Prospect. Our objective is to achieve a land lease position of 80,000 to 100,000 acres, although there is no assurance that we can reach that goal.

Exploration of the Coos Bay Project

We are planning an aggressive drilling and exploration program in the Coos Bay Basin. Based on existing raw data, which provides substantial subsurface information, we began a core hole drilling program in November of 2004. These core holes will be drilled at depths ranging from 1,000 to 4,000 feet. It is expected to take approximately four months to complete the coring program. If commercial gas resource estimates can be verified, production testing should follow with full pilot test well programs in mid to late 2005.

Estimated timeline over the next twelve months
January 2005 to April 2005	-Bulk of additional land acquisitions completed within the area of mutual interest.
November 2004 to February 2005	-Complete multi-hole coring program.
March 2005 to April 2005	-Assess coring program results.
Late Summer to Fall of 2005	-Potentially commence pilot well drilling and testing.

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

Results of Operations

The results of operations include the results of Torrent and its wholly owned subsidiary, Methane, for the nine months ended December 31, 2004 and Torrent and its wholly owned subsidiary, Catalyst, for the nine months ended December 31, 2003. During the nine months ended December 31, 2004, Torrent performed all of the administrative operations while the subsidiary, Methane, holds the interests in the leases and operates the Coos Bay project.

For the Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Operating Expenses. Operating expenses rose considerably between the periods due to our increased activity compared to the prior period when we had no operations. During the three months ended December 31, 2004, we continued drilling on the first three core holes in our multi-hole program in Coos Bay Basin of Oregon. Operating expenses consisted of consulting fees, investor relation's expenses, accounting and legal fees, stock based compensation and other general corporate expenses.

Operating expenses were $1,054,377 for the three months ended December 31, 2004, compared with $32,724 for the three months ended December 31, 2003. A significant portion of the increase in expenditures was due to investor relation's expenses of $465,000 for the three months ended December 31, 2004. Investor relations expenses consisted of fees of $450,000 for a mail distribution pursuant to an agreement to provide a shareholder awareness program and $15,000 pursuant to an agreement for public and investor relations at $5,000 per month.

We recorded $105,081 for accretion expenses related to the beneficial conversion feature on the Series B preferred shares. We are accreting the preferred stock discount over a nine month period commencing October 1, 2004.

Consulting fees were $40,100 for the three months ended December 31, 2004, compared with $20,520 for the three months ended December 31, 2003. During the current period, the consulting services related to the ongoing administration of our new office in Oregon for our Coos Bay project. During the comparative period in 2003, consultants were engaged to sustain our minimum operations.

Net Loss for the Period. We recorded a net loss of $1,053,514 for the three months ended December 31, 2004, compared with a net loss of $32,724 for the three months ended December 31, 2003.

For the Nine Months Ended December 31, 2004 Compared to the Nine Months Ended December 31, 2003

Operating Expenses. Operating expenses were $2,172,366 for the nine months ended December 31, 2004, compared with $94,386 for the nine months ended December 31, 2003 when we had no operations. A significant portion of the increase was attributable to the recording of $821,049 in stock based compensation during the nine months ended December 31, 2004, compared with no such expense for the nine months ended December 31, 2003. The stock based compensation expense consisted of a charge of $659,049 relating to the granting of 1,340,000 stock options to consultants and directors during the current period and a charge of $162,000 relating to the issuance of 300,000 shares of our common stock pursuant to an investor relations agreement to provide an investor awareness program for a period of one year.

Insurance expenses were $47,569 for the nine months ended December 31, 2004 compared to no such expense for the nine months ended December 31, 2003. We were required to have pollution liability coverage and a drilling permit bond in order to secure certain leases and commence the drill core program.

Shareholder relation expenses were $85,463 during the nine months ended December 31, 2004 and consisted of costs associated with disseminating press releases, costs of the transfer agent and the costs of designing and maintaining of our website, www.torrentenergy.com. This compares with $3,599 in shareholder relations expenses for the comparative period in 2003 when we were relatively inactive.

Legal and accounting costs rose during the periods primarily as a result of increased legal fees to negotiate and close several financings and the acquisition of certain oil and gas leases. As a result, our legal and accounting costs rose to $75,997 for the nine months ended December 31, 2004, compared to $13,261 for the nine months ended December 31, 2003 primarily for audit fees.

During the nine months ended December 31, 2004, we investigated a potential oil and gas property acquisition and made a $100,000 deposit and spent $3,310 on technical due diligence. We have since decided not to purchase the property and have written off the deposit for accounting purposes but continue to seek repayment of our deposit.

Net Loss for the Period. We recorded a net loss of $2,171,340 for the nine months ended December 31, 2004, compared with a net loss of $94,386 for the nine months ended December 31, 2003.

Liquidity and Capital Resources

Our cash on hand was $105,807 as at December 31, 2004 compared to $12,621 at March 31, 2004. Our working capital deficit increased to $173,011 as at December 31, 2004, from $15,261 as at March 31, 2004.

During the nine months ended December 31, 2004, we received net proceeds of $769,025 from the issuance of common stock and net proceeds of $1,440,000 (gross proceeds of $1,650,000 less finders' fees of $165,000 and legal fees of $45,000) from the issuance of our preferred stock. This compares with no such capital proceeds during the nine months ended December 31, 2003 when we were inactive.

During the nine months ended December 31, 2004, we expended cash of $1,121,565 on our Coos Bay project. This included $305,562 in acquisition costs, including the $300,000 cash payments to GHI, $287,990 in lease costs to secure the oil and gas rights, $42,388 for the purchase of existing seismic data in Coos Bay, drilling costs of $434,915 for the drill-core program and $50,710 for geological and geophysical consulting fees. During the comparative period, we made no such investments as we were inactive.

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

READERS SHOULD REFER TO RISK FACTORS SET OUT IN THE PROSPECTUS WE FILED JANUARY 19, 2005 TO SEE RISK FACTORS THAT COULD AFFECT AND SUBSTANTIALLY ALTER OUR PLAN OF OPERATION AND IMPAIR OUR COMPANY.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2005 we issued 600,000 shares to two investors pursuant to our Lease Purchase Agreement dated May 11, 2004. We issued these shares in reliance upon Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Default upon Senior Notes

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

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

	10.3	Amending Agreement to Lease Purchase and Sale Agreement dated May 19, 2004. (2)
	10.4	Second Amending Agreement to Lease Purchase and Sale Agreement dated June 11, 2004. (2)
	10.5	Investor Relations Agreement between Scarab Systems Inc. and Eclips Ventures International dated June 11, 2004. (2)
	10.6	Investment Agreement between Cornell Capital Partners, LP and Torrent Energy Corporation dated August 27, 2004. (3)
	10.7	Registration Rights Agreement between Torrent Energy Corporation and Cornell Capital Partners, LP dated August 27, 2004. (3)
	10.8	Drilling Services Agreement between Dynatec Drilling, Inc. and Methane Energy Corp. dated October 6, 2004 (4)
	10.9	Mail Distribution Agreement between Capital Financial Media, LLC and Torrent Energy Corporation dated September 9, 2004 (4)
	10.10*	Management Agreement between Mark Gustafson and Torrent Energy Corporation dated December 1, 2004
	21.1	Subsidiaries of Torrent Energy Corporation: Methane Energy Corp., an Oregon company
	31.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.1 *	Officers' Certification

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mark Gustafson
Mark Gustafson, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: February 11, 2005