Form 10KSB
period 2005-03-31
TORRENT ENERGY CORP
filed 2005-06-30
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-19949

Torrent Energy Corporation
(Name of small business issuer in its charter)

Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 – 666 Burrard Street, Vancouver, British Columbia, Canada	V6C 2X8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  604.639.3118

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $ Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

21,203,293 shares of common stock at $2.52 (1) per share = $53,432,298

(1) Closing price on June 20, 2005.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

23,098,293 shares of common stock issued and outstanding as of June 20, 2005

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars.

As used in this annual report, the terms “we”, “us” and “our” mean Torrent Energy Corporation, formerly Scarab Systems, Inc., unless otherwise indicated.

Corporate History

We were formed by the merger of Scarab Systems, Inc., a Nevada corporation with iRV, Inc., a Colorado corporation on July 17, 2002. We were initially involved in the business of providing services to the e-commerce industry. However, we ceased all activity in the e-commerce industry by the end of the fiscal year ended March 31, 2003. Scarab Systems, Inc. was a privately owned corporation incorporated on October 8, 2001. Subsequent to completion of the reorganization, Scarab Systems, Inc. transferred all its assets and liabilities to iRV, Inc. The directors and executive officers of iRV, Inc. were subsequently reconstituted. iRV, Inc. changed its name to Scarab Systems, Inc. on March 24, 2003.

On January 30, 2002, we were given two options in fiscal year 2002 to acquire all the issued and outstanding shares of 485017 B.C. Ltd., a British Columbia company doing business as MarketEdge Direct. These options were given to us as security against a subscription receivable of $337,500 for 675,000 shares of our common stock from the shareholders of MarketEdge Direct. MarketEdge Direct was in the business of providing a wide range of marketing products and services. Effective August 7, 2002, we exercised both of the options and acquired all the issued and outstanding shares of MarketEdge Direct. Due to disappointing financial results of MarketEdge Direct, on March 28, 2003, we entered into an agreement with the former shareholders of MarketEdge Direct to sell MarketEdge Direct back to them. As a result, all the issued and outstanding shares of MarketEdge Direct that we acquired were sold back to the former MarketEdge Direct shareholders for the return to treasury of 540,000 shares of our common stock.

On March 28, 2003, we acquired all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia corporation. Catalyst is a Vancouver-based, web design and Internet application developer. Catalyst specializes in the development of web-sites and Internet software design, primarily for the health and nutraceutical industry. The acquisition of Catalyst was treated as a non-material business combination in fiscal year 2003 and we abandoned Catalyst during the fiscal year ended March 31, 2004 due to a lack of working capital and disappointing financial results.

On April 30, 2004, we incorporated an Oregon subsidiary company named Methane Energy Corp. in anticipation of acquiring oil and gas properties in the State of Oregon. On May 11, 2004, Methane Energy entered into a lease purchase and sale agreement with GeoTrends-Hampton International, LLC to purchase GeoTrends-Hampton International’s undivided working interest in certain oil and gas leases for the Coos Bay Basin prospect located onshore in the Coos Bay Basin of Oregon. To acquire these oil and gas leases, we paid a total of $300,000 in cash and will issue 1,800,000 restricted shares of our common stock in three performance-based tranches. The lease purchase and sale agreement closed on June 22, 2004. On closing, we paid $100,000 in cash and issued 600,000 shares of our common stock. We have since paid the remaining $200,000 so that the cash consideration is fully paid and have issued an additional 600,000 shares of our common stock pursuant to the second tranche. A third tranche of 600,000 shares of our common stock will be issued if and when certain conditions are fulfilled.

Pursuant to the lease purchase and sale agreement with Geo-Trends-Hampton International, LLC, we acquired leases of certain properties in the Coos Bay area of Oregon which are prospective for oil and gas exploration. Leases were acquired from the State of Oregon and from property owners, and we have amassed approximately 60,000 acres under lease. We wish to lease additional properties in the Coos Bay area. As a result of change in business, we received shareholder approval on July 13, 2004 to change our name from Scarab System, Inc. to Torrent Energy Corporation.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Current Business

We are an exploration stage company engaged in the exploration of coalbed methane in the Coos Bay region of Oregon. Through our wholly-owned subsidiary, Methane Energy Corp., we now hold leases to over 70,000 acres of prospective coalbed methane lands in the Coos Bay region. Methane Energy operates the exploration project in the Coos Bay region.

Coos Bay Basin Exploration Prospect

The Coos Bay Basin is located along the Pacific coast in southwestern Oregon, approximately 200 miles south of the Columbia River and 80 miles north of the California border. The onshore portion of the Coos Bay Basin is elliptical in outline covering over 250 square miles. We estimate that up to 100,000 acres in the Coos Bay Basin are potentially prospective for coalbed methane and conventional natural gas production. The leases we acquired include oil and gas leases, lease option agreements or other exploration commitments covering over 50,000 net mineral acres within the primary Coos Bay Basin exploration prospect area of mutual interest. We are also exploring lease commitments for additional acres and have identified specific leasehold ownership falling within the Coos Bay Basin exploration prospect area, although we currently do not have any contracts to lease additional acreage, nor are we certain we will be able to do so. Access to virtually all areas in Coos County is excellent year-round via logging and fire control roads maintained by the forest service or the timber industry. Likewise, numerous potential drill-site locations are already constructed as timber recovery staging areas and available to be utilized in the initial testing phase of the drilling program. The Coos Bay Basin is basically a structural basin formed by folding and faulting that preserves a portion of coal-bearing sediments that were deposited in this swampy coastal plain. The coal-bearing sandstones and siltstones of the Upper Eocene Coaledo formation are estimated to form a section approximately 6,600 feet thick.

On October 6, 2004, we signed a drilling services agreement with a Utah-based drilling company which has extensive drilling and consulting experience in coalbed methane in order to commence a multi-hole coring program on our leases. The multi-hole coring program commenced in November 2004 and was completed in April 2005. The coring locations were chosen in order to further confirm and delineate the gas content data in the Coos County coalbeds and to assist us in determining the positioning of our potential pilot test well programs.

Natural Gas Market

The port of Coos Bay was one of the largest population centers on the west coast not currently served by natural gas. A project to bring natural gas into the region via pipeline has been approved and funded by the County of Coos. The pipeline has been completed. A local distribution company serving this market has already constructed the mains and many services in this area. Estimates of initial requirements are over 10 million cubic feet of gas per day, approximately 20% of pipeline capacity.

Coos County is also likely to benefit from new industrial development when natural gas becomes available. Expansion of the market is likely to bring greater demand for and value to natural gas. Because of its west coast location, Coos Bay market prices would be subject to pricing standards of the New York Mercantile Exchange for most of the year. However, seasonal or critical gas demand fluctuations could cause prices to exceed that price on a regular basis.

Exploration Objectives

The Coos Bay Basin is the southernmost of a series of sedimentary basins that are present in western Oregon and Washington and southwestern British Columbia west of the Cascade Range. The region containing this series of basins is generally referred to as Puget-Willamette Trough. These basins preserve thick sequences of predominantly non-marine, coal-bearing sedimentary rock sequences that are correlative in age, closely related in genesis, and very similar in most characteristics. In a hydrocarbon exploration sense, some of the most relevant characteristics of individual basins within the Puget-Willamette Trough include:

1.	Commercial natural gas production from the Mist Gas Field in northwestern Oregon operated by Northwest Natural Gas;
2.	Underground natural gas storage in the Jackson Prairie Gas Storage Field in southwestern Washington operated by Puget Sound Energy, utility and pipeline interests; and
3.	Ongoing coalbed methane exploration by major and independent companies in western Washington and British Columbia.

Previous Coalbed Methane Exploration Wells in Coos Bay Region

The following sections contain data and information obtained from two coalbed methane exploration wells drilled in late 1993 in the Coos Bay region. These data and information are historical and isolated facts obtained from these two exploration wells and are not indicative of such things as mineral resources and reserves, the amount and nature of any coalbed methane resource; plans for exploration and development; prices for mineral or coalbed methane products, timing and amount of future production; operating and other costs, business strategies and plans of management, and prospective development and acquisitions. Variation of coalbed methane content and the degree of gas saturation often varies across a coalbed methane prospect. The Coos Bay Basin exploration prospect carries risks commensurate with an exploration play and could require several years to reach commercial production, if the amount and nature of the coalbed methane resources warrant such production. The success of the Coos Bay Basin exploration prospect is subject to risks, uncertainties and other factors. Refer to Item 1 – Description of Business - Risk Factors of this annual report.

Coal Geology & Characteristics

Coalbeds in the Coos Bay Basin are contained in two major groups: the upper member of the Coaledo formation where six important coal zones are spread over intervals of 600 to 1,000 feet. The Beaver Hill coalbed is typical in the series and is 6 to 8 feet thick; and at least seven important coal zones are included in the lower member of the Coaledo formation. In October of 1993, two coalbed methane exploration wells were drilled in the Coos Bay Basin: CCF 7-1 well and WNS MT 32-1 well. The CCF 7-1 well penetrated nine major coal zones totaling approximately 76 net feet of coal. The WNS MT 32-1 well penetrated six major coal zones with a total thickness of 46 net feet of coal.

Indications of Permeability

Several positive indications of permeability were observed during the drilling phase of the CCF 7-1 well. Drilled partially with air and completed using cavitation techniques, several flow tests were conducted and yielded estimated flow rates of 200 to 225 thousand cubic feet per day of natural gas from intervals dominated by coal seams.

Initial Production Testing Results

A short period of production testing was conducted on both wells following completion. Traditional pump jack and plunger pump configurations were set up on both wells. Both wells produced gas and water throughout the testing with gas rates estimated to be 25 to 100 thousand cubic feet per day, which is similar to other initial tests in coalbed methane production areas elsewhere in the United States.

Testing of the CCF 7-1 well was confined to several coal zones in the cased portion of the well several hundred feet above the targeted coal zones. As a result of an unstable downhole environment created by cavitation operations, plugging of the production liner, and loss of a drilling assembly in the targeted interval, the greater portion of the targeted section was not tested.

Water Disposal

Water produced from drilling and testing operations was of suitable quality for surface discharge and was applied to forest lands.

Data Resources

The Coos Bay Basin has been the subject of geologic mapping and studies for many years. Historically, the coal from the Coos Bay basin was mined and shipped to San Francisco in the late 1800s and early 1900s. Since then several companies such as Sumitomo, Shell and American Coal Company have done feasibility studies on the Coos Bay basin, however there are no active coal mines in the area. There has also been approximately 20 exploratory oil and/or gas wells done in the Coos Bay basin over the years from 1929 to 1993. Most of the information from these wells and feasibility studies is available to the public.

We have licensed proprietary seismic information, created in the late 1970s and early 1980s. We have reprocessed this seismic data in order to assist in our exploratory drilling plans.

Specific and detailed information and reports regarding the drilling, completion, stimulation, testing, and subsequent analysis of the data generated by the initial coalbed methane exploration operations have also been acquired by us under the lease purchase and sale agreement with Geo-Trends-Hampton International, LLC.

The Coalbed Methane Industry

During the past two decades, coalbed methane has emerged as a viable source of natural gas compared to the late 1980s when there was no significant production outside of the still dominant San Juan Basin in northwestern New Mexico, and the Black Warrior Basin in Alabama and Mississippi. As noted in United States Geological Survey Fact Sheet FS-123-00 of October 2000, coalbed methane production accounted for 7% of United States natural gas production or approximately 3.6 billion cubic feet of gas per day or an annual 1.35 trillion cubic feet of gas from over 14,000 producing wells. However, none of this production of natural gas occurs in the state of Oregon and the closest source of natural gas production to the Coos Bay region is in Wyoming.

We believe the success of coalbed methane developments has been largely the result of improved drilling and completion techniques, better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and coalbed methane reservoir performance analysis. Also aiding this sector’s growth is the apparent shortage of quality domestic conventional exploration and development projects. In comparison, according to United States Geological Survey Fact Sheet FS-123-00 of October 2000, total “unconventional” coalbed methane resource across America’s 25 basins in the lower United States is estimated to be roughly 700 trillion cubic feet of which 14% or 100 trillion cubic feet is considered technically recoverable with existing technology. Technically recoverable gas volumes do not necessarily qualify as proved reserves and we do not have any proved coalbed methane reserves at this time. We also believe that a major reason for propelling the coalbed methane production growth is its relatively low finding and development costs. Coalbed methane fields are often found where deeper conventional oil and gas reservoirs have already been developed, therefore, considerable exploration-cost-reducing geologic information is often readily available. This available geological information combined with comparatively shallow locations of coalbed methane reservoirs reduces finding and developing costs.

Coalbed Methane

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may contain minute quantities of highly poisonous hydrogen sulfide, referred to as sour gas. Coalbed methane is, generally, a sweet gas consisting of 95% methane and thus is normally of pipeline quality. Coalbed methane is considered an unconventional natural gas resource because it does not rely on conventional trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead coalbed methane is absorbed or attached to the molecular structure of the coals which is an efficient storage mechanism as coalbed methane coals can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale. The absorbed coalbed methane is kept in place as a result of a pressure equilibrium often from the presence of water. Thus the production of coalbed methane in many cases requires the dewatering of the coals to be exploited. This process usually requires the drilling of adjacent wells and takes 6 to 36 months to complete. Coalbed methane production typically has a low rate of production decline and an economic life typically from 10 to 20 years.

The principal sources of coalbed methane are either biogenic, producing a dry gas which is generated from bacteria in organic matter, typically at depths less than 1,000 feet, or thermogenic, which is a deeper wet gas formed when organic matter is broken down by temperature and pressure.

The three main factors that determine whether or not gas can be economically recovered from coalbeds are: (1) the gas content of the coals; (2) the permeability or flow characteristics of the coals; and (3) the thickness of the coalbeds. Gas content is measured in terms of standard cubic feet per ton and varies widely from 430 standard cubic feet per ton in the deep (2,000 to 3,500 feet) San Juan, New Mexico thermogenic coals, and only 60 standard cubic feet per ton for the shallow (300 to 700 feet deep) Powder River, Wyoming biogenic coals. The San Juan coals are considered to have the industry’s highest permeability. Relatively high permeability, which can affect the ability of gas to easily travel to the borehole, is an important factor for the success of coalbed methane well, but is not absolutely required. The thickness of coalbeds from which coalbed methane is economically being produced varies from as little as a few feet in some areas of the gas-rich (300 standard cubic feet) Raton Basin to as much as 75 net feet of coalbed thickness at the relatively gas-poor Powder River.

Competition

The three largest coalbed methane producers in the lower 48 states of the United States are BP Amoco, Burlington Resources and Phillips Petroleum, all producing most of their production from the now-in-decline San Juan basin. Even though it ranks fourth in terms of natural gas production, a leading coalbed methane participant in terms of growth and technology is Devon Energy. Devon Energy is aggressively expanding coalbed methane production in the Powder River Basin located in Wyoming and Montana and Raton Basin located in Colorado and has coalbed methane production in the San Juan Basin located in New Mexico and Wind River Basin located in Wyoming. Devon is also developing the coalbed methane potential of southeastern Kansas where it has amassed over 400,000 acres. Its project is centered in Cherokee Basin, that is the southern end of the coalbed methane fairway.

Other companies are also active in the coalbed methane fairway, including Anadarko Petroleum Corporation, JM Huber Corporation, Evergreen Resources, Inc. and Whiting Petroleum. In addition, there are dozens of smaller public and private companies engaging in exploratory drilling and testing for coalbed methane.

Government Regulation

Our oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our drilling and exploration in the Coos Bay, Oregon region. To date, execution of our business plan has largely focused on acquiring prospective Coalbed Methane leases from which we intend to establish a going forward exploration and development plan.

Employees

As at June 20, 2005, we had one non-union, full time employee, who is an executive. We consider our relations with our employee to be good.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. These include (i) the potential prospective for coalbed methane and conventional natural gas production of up to 100,000 acres in the Coos Bay Basin, (ii) the potential pipeline capacity of 10 million cubic feet of gas per day in the port of Coos Bay area, and (iii) greater market for natural gas in Coos County. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $2,418,625 for the fiscal year ended March 31, 2005 and $374,606 for the fiscal year ended March 31, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $15,000,000 to fund our continued operations for the fiscal year ending March 31, 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated June 3, 2005, our independent auditors stated that our financial statements for the fiscal year ended March 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history in the business of oil and gas exploration and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we are unable to retain the services of Mr. Gustafson or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. Mark Gustafson, our president, chief executive officer, acting chief financial officer and a director. Loss of the services of Mr. Gustafson could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Gustafson. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

As our properties are in the exploration and development stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

We are unsure about the likelihood that we will discover and establish a profitable coalbed methane gas production in the Coos Bay region.

Currently, there is no commercial production of coal in the state of Oregon. Additionally, there are no coal reserves attributed to the state of Oregon. Coalbed methane gas only accounts for a small percentage of all natural gas production in the United States, and the closest coalbed methane production to the Coos Bay Region occurs in the state of Wyoming. As a result, it is unlikely that we will discover any significant amount of coalbed methane in the Coos Bay Region or be able to establish a well that will produce a profitable amount of coalbed methane gas.

Even if we are able to, the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Even if we are able to discover and generate a gas well, there can be no assurance the well will become profitable.

We have not yet made a discovery of coalbed methane gas or drilled a gas well to capture any gas. Even if we are able to, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage of lease in the Coos Bay basin. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Risks Relating to Our Shares of Common Stock:

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our shares of common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our shares of common stock cumbersome and may reduce the value of an investment in our shares of common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our shares of common stock and cause a decline in the market value of our shares of common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

National Association of Securities Dealers Inc. sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Item 2.	Description of Property.

Our principal office is located at 600-666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8. Mark Gustafson, our president, chief executive officer, acting chief financial officer and a director, provides the office space to us free of charge. The office space consists of a single office of approximately 225 square feet. In addition, our subsidiary leases an office at 271 North Baxter, Coquille, Oregon, 97423. The lease runs from July 1, 2004 through June 30, 2005 with monthly renewals thereafter at a cost of $700 per month. The Oregon office is approximately 4,000 square feet, and consists of three offices, a conference room and storage space.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Through our subsidiary, Methane Energy Corp., we have leased approximately 60,000 acres of undeveloped acreage in the Coos Bay Region as of March 31, 2005. Fourteen thousand acres are leased from Menasha Development Corporation, 29,000 acres from Coos County, 11,000 acres from the State of Oregon, and approximately 6,000 acres from various individual landowners. The total annual lease payments are approximately $73,000 per year related to the 60,000 acres. These leases typically have a five-year lease term with an option for an additional five years. In addition, we have granted the lease holders royalties, typically averaging 12.5% on gross sales resulting from the leases.

We have recently completed drilling five core holes in order to assess gas content levels in the Coos Bay Basin as well as determining drilling locations for a pilot well program expected to commence in August or September 2005. Test results help our management determine exploration and development plans in the area. We contract for drilling rigs and related services from outside sources. Our coal samples are analysed by independent testing labs, then interpreted by analysts such as Sproule Associates Inc. for resource assessment.

Item 3.	Legal Proceedings.

Other than as set forth below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

In the United States, our shares of common stock are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “TREN.” The following quotations obtained from Stockwatch reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
June 30, 2002 (1)	$1.70	$0.60
September 30, 2002	$0.90	$0.10
December 31, 2002	$0.40	$0.20
March 31, 2003 (2)	$0.30	$0.10
June 30, 2003	$0.20	$0.10
September 30, 2003	$0.20	$0.10
December 31, 2003(3)	$0.20	$0.10
March 31, 2004	$0.51	$0.05
June 30, 2004	$1.29	$0.38
September 30, 2004	$1.18	$0.65
December 31, 2004	$1.37	$0.72
March 31, 2005	$1.36	$0.93

(1)    All prices per share before January 20, 2004, take into account the ten for one share consolidation which has the effect of multiplying the pre-consolidated price per share by a factor of ten.

(2)    On March 24, 2003, our trading symbol changed from “IRVV” to “SBSY” to reflect the change in our corporate name.

(3)    On July 30, 2004, our trading symbol changed to “TREN” to reflect the change in our corporate name.

Holders

Our shares of common stock are issued in registered form. Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401 (Telephone: 303.262.0600; Facsimile: 303.262.0604) is the registrar and transfer agent for our shares of common stock.

On June 20, 2005, the shareholders’ list of our shares of common stock showed 175 registered holders of our shares of common stock and 23,098,293 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

During the fiscal year ended March 31, 2005, we accrued preferred stock dividends of $72,672. See Note 9 of the financial statements incorporated herein.

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at March 31, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(1)	800,000(2)	$1.08	Nil
Equity compensation plans not approved by security holders(3)	N/A	N/A	2,000,000
Total	800,000	$1.08	2,000,000

(1)            Refers to our 2004 non-qualified stock option plan. Refer to Item 5 – Market for Common Equity and Related Stockholder Matters – 2004 Non-Qualified Stock Option Plan of this annual report.

(2)            Of the 800,000 options, 600,000 were granted outside of the non-qualified stock option plan. Refer to Item 5 – Market for Common Equity and Related Stockholder Matters – 2004 Non-Qualified Stock Option Plan of this annual report.

(3)            Refers to our 2005 equity incentive plan. Refer to Item 5 – Market for Common Equity and Related Stockholder Matters – 2005 Equity Incentive Plan of this annual report.

2004 Non-Qualified Stock Option Plan

On February 10, 2004, our board of directors adopted the 2004 non-qualified stock option plan for our executives, employees and outside consultants and advisors. Under the plan, executives, employees and outside consultants and advisors may receive awards of non-qualified stock options. The purpose of the plan is to provide executives, employees and non-employee consultants and advisors with an increased incentive to make contributions to our company. The aggregate number of shares of common stock that may be granted by our company under the plan will not exceed a maximum of 1,800,000 shares of common stock during the period of the plan. The plan shall terminate upon the earlier of February 10, 2014 or the issuance of all shares of common stock granted under the plan. The option prices per share are determined by our board of directors when the stock option is granted.

During the fiscal year ended March 31, 2005, we granted a total of 1,340,000 stock options of which 740,000 were under the plan and the other 600,000 were outside the plan. Of the total 1,340,000 options, 740,000 stock options were granted to various directors and consultants of our company under the plan. Each option entitles the holder to acquire one share of common stock at exercise prices ranging from $0.10 to $0.50 per share. Vesting of these options ranged from 100% immediately to 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant.

Of the 600,000 stock options granted outside the plan, 200,000 stock options with an exercise price of $1.00 per share and another 200,000 with an exercise price of $2.00 per share were granted pursuant to a mail distribution agreement with a third party. These options vest immediately and are exercisable until November 1, 2005. These options have a cashless exercise provision whereby the optionee can elect to receive shares of common stock in lieu of paying cash for the options based on a formula that includes using the average closing prices of the five trading days preceding the exercise date.

The other 200,000 stock options granted outside the plan were to one of our consultants for public and investor relations services. These options have an exercise price of $0.83 per share, vested 25% immediately, and 25% every quarter thereafter. Either party may terminate the investor relations agreement with thirty days written notice.

During the year ended March 31, 2004, we granted 1,060,000 stock options to various consultants of our company. Each option entitles the holder to acquire one share of common stock at an exercise price of $0.10 per share. These options have vesting periods ranging from immediately to over seven months, and expire two years from date of grant.

2005 Equity Incentive Plan

On March 17, 2005, our board of directors adopted the 2005 equity incentive plan for our executives, employees and outside consultants and advisors. Under the equity incentive plan, executives, employees and outside consultants and advisors may receive awards as described in the equity incentive plan. The purpose of the equity incentive plan is to provide long-term performance incentives to those key employees and consultants of our company and our subsidiaries who are largely responsible for the management, growth and protection of the business of our company and our subsidiaries. A maximum of 2,000,000 shares of our common stock are subject to the equity incentive plan. As at March 31, 2005, we had no stock options outstanding under the equity incentive plan. On April 1, 2005, 1,200,000 stock options were granted to directors and officers under the equity incentive plan to purchase 1,200,000 shares of our common stock. On April 15, 2005, 300,000 stock options were granted to an officer of our subsidiary, Methane Energy Corp., under the equity incentive plan to purchase 300,000 shares of our common stock with an exercise price of $1.25 per share. On June 2, 2005, 200,000 stock options were granted to consultants under the equity incentive plan to purchase 200,000 shares of our common stock with an exercise price of $2.00 per share. In addition, we granted a consultant the option to purchase 200,000 shares of our common stock at an exercise price of $0.83 per share pursuant to a consulting agreement for public and investor relations with a third party in which 25% of the options vest immediately and 25% vest every quarter thereafter and either party may terminate the investor relations agreement with thirty days’ written notice. These options were originally granted outside of the equity incentive plan and subsequently were revised to be included under the equity incentive plan. There are currently 100,000 shares of common stock remaining subject to the equity incentive plan.

Recent Sales of Unregistered Securities

In May 2004, we issued 1,442,930 shares of our common stock and 1,442,930 warrants to purchase our shares of common stock at an exercise price of $0.50 pursuant to a private placement in exchange for aggregate cash payments of $505,025. We issued 300,071 shares of our common stock to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) or entities for aggregate payments of $105,025 in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. We also issued 1,142,859 shares of our common stock to two U.S. persons or entities for aggregate cash payments of $400,000 and in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In June 2004, we issued 600,000 shares of our common stock pursuant to the lease purchase and sale agreement with Geo-Trends-Hampton International, LLC. These shares of common stock were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In June 2004, we issued 300,000 shares of our common stock pursuant to an investor relation's agreement. These shares of common stock were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

In June 2004, we issued 500,000 shares of our common stock and 500,000 warrants to purchase our shares of common stock pursuant to a private placement in exchange for aggregate cash payments of $200,000. The shares of common stock were issued to three U.S. persons or entities in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In August 2004, we issued 2,200 shares of Series B convertible preferred stock for $2,200,000. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In February 2005, we issued 600,000 shares of our common stock pursuant to a lease purchase and sale agreement with Geo-Trends-Hampton International, LLC. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In February 2005, we issued 2,500,000 shares of our common stock for $2,500,000 pursuant to two securities purchase agreements entered into with the selling stockholders. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons who represented that they were accredited, were accredited or sophisticated investors and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the annual report are unaffiliated with us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended March 31, 2005.

Item 6.	Plan of Operation.

You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and the related notes for the years ended March 31, 2005 and 2004 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Overview

Until June 22, 2004, when we closed on the purchase of certain oil and gas leases in the Coos Bay region, our business was to provide services to the e-commerce industry. Historically, these services have been comprised of marketing, e-commerce development and the sale and distribution of transaction processing and payment services. Since none of these services were sufficient to provide us with a sustainable foundation, we commenced reviewing opportunities in the resource sector in late fiscal 2004. Accordingly, the accumulated losses of $374,606 to March 31, 2004 reflect our past activities that have been either discontinued or abandoned.

Our restructuring accelerated from January 1, 2004 to March 31, 2004 (final quarter of fiscal 2004) and was finalized from April 1, 2004 to June 30, 2004 (first quarter of fiscal 2005). We decided to investigate and pursue a number of conventional oil and gas opportunities as well as a number of unconventional (coalbed methane) acquisition candidates. Due diligence on a coalbed methane opportunity was completed in April and May of 2004, resulting in the announcement on May 20, 2004 of the purchase of certain Oregon-based oil and gas lease assets from an independent company. Two private placements from April 1, 2004 to June 30, 2004 (first quarter of fiscal 2005) allowed us to complete the lease acquisitions and to commence leasing additional mineral rights under the land surrounding the existing oil and gas leases. We now have a coalbed methane exploration prospect in Oregon to focus on. Additional private placements from July 1, 2004 to September 30, 2004 (second quarter of fiscal 2005) and from January 1, 2005 to March 31, 2005 (fourth quarter of fiscal 2005) allowed us to complete lease acquisitions, core drilling, marketing and public relations, working capital needs and pay legal and professional fees. Additional financings will be required to support further leasing activities and related exploratory drilling programs.

Plan of Operations

Land Acquisition

We currently lease approximately 70,000 acres in the Coos Bay Basin and have identified another 10,000 to 20,000 additional acres falling within the Coos Bay Basin Prospect. Our objective is to achieve a land lease position of approximately 80,000 to 90,000 acres before the end of 2005, although there is no assurance that we can reach that goal.

Exploration of the Coos Bay Project

We are planning an aggressive drilling and exploration program in the Coos Bay Basin. Based on existing raw data, which provides substantial subsurface information, we have completed a core drilling program. A total of five core holes have been drilled at depths ranging from 1,000 to 4,500 feet. Since gas content levels have met management’s expectations, we are proceeding with a full pilot test well program in 2005.

Estimated timeline over the next twelve months

August to December 2005	Commence pilot well drilling and testing.
January 2006 to July 2006	Continue pilot well testing (primarily a dewatering phase).

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

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $15,000,000 to fund our continued operations for the fiscal year ending March 31, 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.

Major expenditures expected for the next 12 months include the following:

Exploration and drilling:	$11,600,000
Leasing:	700,000
Operating expenses:	1,100,000
General and administrative:	900,000
General working capital:	700,000
Total:	$15,000,000

As at June 20, 2005, we had one non-union, full time employee, who is an executive. We consider our relations with our employee to be good.

Liquidity and Capital Resources

Our cash on hand was $2,600,986 as at March 31, 2005 compared to $12,621 at March 31, 2004. Our working capital surplus was $1,968,953 as at March 31, 2005 as compared to a deficit of $15,261 as at March 31, 2004.

During the fiscal year ended March 31, 2005, we received net proceeds of $3,996,204 from the issuance of shares of common stock and net proceeds of $1,935,000 from the issuance of our preferred stock. This compares to net proceeds of $216,000 during the fiscal year ended March 31, 2004 when we were inactive.

During the fiscal year ended March 31, 2005, we expended cash of $2,319,434 on our Coos Bay project. This included $300,000 in cash payments to GHI for acquisition costs, $457,459 in lease costs to secure the oil and gas rights, $42,388 for the purchase of existing seismic data in Coos Bay, drilling costs of $1,262,564 for the drill-core program and $257,023 for geological and geophysical consulting fees. During the comparative period in the prior year, we made no such investments as we were inactive.

We are not required to make any further lease payments pursuant to our oil and gas leases, until after our fiscal year end of March 31, 2005.

Series B Convertible Preferred Shares

We are authorized to issue up to 25,000,000 shares of preferred stock, par value $0.01. On August 27, 2004, we closed a private placement of Series B convertible preferred stock for $2,200,000 in gross proceeds. Our Series B convertible preferred stock are non-voting, carry a cumulative dividend rate of 5% per year, and are convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $1.20 or 80% of the lowest volume weighted average trading price per share of our common stock for 10 trading days. The holder of the Series B convertible preferred stock may only convert up to $250,000 of Series B convertible preferred stock into shares of common stock in any 30-day period. We may redeem the Series B convertible preferred stock by paying 120% of the invested amount together with any unpaid dividends. As a condition of the private placement, we agreed to file a registration statement registering up to 5,000,000 shares of common stock in order to receive all of the proceeds of the private placement.

During the fiscal year ended March 31, 2005, 500 Series B convertible preferred shares were converted into 614,358 shares of our common stock at an average price of $0.83 per share of common stock. Subsequent to the fiscal year ended March 31, 2005, all of the remaining 1,700 Series B convertible preferred shares were converted into 1,795,253 shares of our common stock at an average price of $1.06 per share of common stock. Refer to notes 4 and 9 of the financial statements incorporated herein.

Warrants

During the fiscal year ended March 31, 2005, we issued warrants attached to a private placement to purchase 1,442,930 shares of our common stock at a price of $0.50 per share exercisable until May 19, 2006. We also issued warrants attached to a private placement to purchase 500,000 shares of our common stock at a price of $0.55 per share exercisable until July 7, 2006. A total of 1,614,359 warrants were exercised in fiscal 2005. Subsequent to the fiscal year ended March 31, 2005, 228,571 shares of common stock were issued pursuant to the exercise of share purchase warrants for proceeds of $114,285. Refer to notes 8 and 12 of the financial statements incorporated herein.

$2,500,000 Private Placement

To obtain funding for our ongoing operations, we entered into two stock purchase agreements with two accredited investors on February 11, 2005 for the sale of 2,500,000 shares of our common stock for $2,500,000. The investors provided us with an aggregate of $2,500,000 on February 15, 2005, pursuant to the stock purchase agreements. The funds from the sale of the shares of common stock is being used for business development purposes, business acquisitions, working capital needs, pre-payment of interest, payment of consulting and legal fees and borrowing repayments.

Additional Financing

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

The trading price of our shares of common stock and the downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

New Accounting Pronouncements

In September 2004, the Emerging Issues Task Force issued Emerging Issues Task Force (EITF) No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted earnings per share. The new guidance states that these securities should be included in the diluted earnings per share computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported earnings per share. The adoption of EITF No. 04-8 did not have a material impact on our company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on our company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for our company as of the beginning of the first interim or annual reporting period that begins after April 1, 2006. The adoption of FASB No. 123(R) will not have a material impact on our company’s consolidated financial statements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $3,584,777 to March 31, 2005. We believe we have sufficient cash to meet our projected expenditures for the next twelve months. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at March 31, 2005 we had working capital of $1,968,953, largely as a result of completing private placements in May 2004, June 2004, August 2004 and February 2005 which raised aggregate net proceeds of $5,040,025. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on the historical trends and other information available when the financial statements are prepared. Changes in the estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates and assumptions

Income Taxes

We have adopted SFAS No. 109, “Accounting for Income Taxes”, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-based Compensation

Effective April 1, 2004, we adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. We recognize stock based compensation expense using a fair value based method. This accounting change is applied retroactively.

Prior to the adoption of this standard, we applied the disclosure provision of SFAS No. 123 for stock options granted to directors, officers and employees. As permitted by SFAS No. 123, we followed the intrinsic value approach of APB No. 25 “Accounting for Stock Issued to Employees” and the related interpretations. We have a stock option plan that is described more fully in note 7 of the financial statements incorporated herein.

Accounting for Derivative Instruments and Hedging Activities

We have adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities”, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Long-Lived Assets Impairment

Our long-term assets are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations, undiscounted and without interest charges. If impairment is deemed to exist, the assets will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on the quoted market values, discounted cash flows or internal and external appraisal, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation. As of March 31, 2005, we did not have any asset retirement obligations.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2005, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2005, all of our oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at March 31, 2005, none of our unproved oil and gas properties were considered impaired.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated June 3, 2005.

Consolidated Balance Sheets as of March 31, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity (Deficit) from October 8, 2001 (inception) to March 31, 2005.

Consolidated Statements of Operations for the years ended March 31, 2005 and 2004 and for October 8, 2001 (inception) to March 31, 2005.

Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004 and for October 8, 2001 (inception) to March 31, 2005.

Notes to the Consolidated Financial Statements.

FINANCIAL STATEMENTS

TORRENT ENERGY CORPORATION

(formerly Scarab Systems, Inc.)

(An exploration stage enterprise)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2005 and 2004

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TORRENT ENERGY CORPORATION

(formerly “Scarab Systems, Inc.”)

(An exploration stage enterprise)

We have audited the accompanying consolidated balance sheet of Torrent Energy Corporation (formerly “Scarab Systems, Inc.”) (the “Company”) (an exploration stage enterprise) as of March 31, 2005, the related consolidated statements of stockholders’ equity (deficit), operations and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as at March 31, 2004 and for the period from October 8, 2001 (inception) to March 31, 2004 and for the cumulative period from October 8, 2001 (inception) to March 31, 2004 were audited by other auditors whose report dated April 7, 2004 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from October 8, 2001 (inception) to March 31, 2004 include total revenues and net loss of $nil and $374,606, respectively. Our opinion on the statements of stockholders’ equity (deficit), operations and cash flows for the period October 8, 2001 (inception) to March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and cash flows for the years ended March 31, 2005 and 2004, and from October 8, 2001 (inception) to March 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its policy on accounting for stock-based compensation in 2005.

Vancouver, Canada	“ERNST & YOUNG”
June 3, 2005	Chartered Accountants

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Balance Sheets (Expressed in US dollars)
	March 31, 2005	March 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$2,600,986	$12,621
Prepaid expenses	166,753	-
Total current assets	2,767,739	12,621
Oil and gas properties, unproven (Note 5)	2,775,434	-
Preferred stock discount (Note 9)	105,081	-
Total assets	$5,648,254	$12,621
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$483,178	$27,882
Accounts payable – related parties (Note 4)	242,936	-
Series B preferred stock dividend payable	72,672	-
Total current liabilities	798,786	27,882
Commitments and Contingencies (Notes 5 and 11)
STOCKHOLDERS’ EQUITY (DEFICIT)
Share capital
Convertible Series B preferred stock, $0.01 par value, 5,000 shares
authorized, 1,700 shares issued and outstanding (2004 – Nil)	17	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
20,984,966 shares issued and outstanding (2004 – 12,173,319)	20,985	12,173
Additional paid in capital	8,413,243	855,883

Deficit accumulated during the exploration stage	(3,584,777)	(883,317)
Total stockholders’ equity (deficit)	4,849,468	(15,261)
Total liabilities and stockholders’ equity	$5,648,254	$12,621
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to March 31, 2005 (Expressed in US dollars)
							Deficit
						Share	accumulated	Total
	Series B				Additional	subscriptions	during	Stockholders’
	Preferred Stock		Common Stock		paid-in	received/	exploration	equity
	Shares	Amount	Shares	Amount	capital	(receivable)	stage	(deficit)
Stock issued for cash at $0.001 per share in October 2001	-	$-	5,425,000	$5,425	$-	$-	$-	$5,425
Stock issued for intangible asset acquisition at $0.001 per share in October 2001	-	-	200,000	200	-	-	-	200
Issued 1,440,000 common stock at $0.001 per share in October 2001	-	-	1,440,000	1,440	-	(1,440)	-	-
Stock issued at $0.50 per share in November 2001	-	-	675,000	675	336,824	(337,500)	-	-
Stock issued for cash at $0.50 per share in January 2002	-	-	390,000	390	194,610	-	-	195,000
Net (loss) for the period	-	-	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	-	$-	8,130,000	$8,130	$531,435	$(338,940)	$(112,434)	$88,191
Stock issued for cash at $0.25 to $0.50 per share in April 2003	-	-	130,000	130	39,870	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	-	-	1,446,299	1,446	(1,446)	-	-	-
Acquisition of MarketEdgeDirect	-	-	-	-	-	337,500	-	377,500
Proceeds of share subscription	-	-	-	-	-	1,440	-	1,440
Return of stocks in connection with disposal of MarketEdgeDirect	-	-	(540,000)	(540)	(358,042)	-	-	(3358,582)
Proceeds of 96,000 share subscription at $0.40 to $0.50 per share	-	-	-	-	-	40,500	-	40,500
241,020 shares allotted for services rendered at $0.10 to $0.40 per share	-	-	-	-	33,606	-	-	33,606
Net (loss) for the year	-	-	-	-	-	-	(396,277)	(396,277)
Balance, March 31, 2003	-	$-	9,166,299	$9,166	$254,123	$40,500	$(508,711)	$(213,922)
Stocks issued for services rendered and recorded in fiscal year 2004	-	-	241,020	241	(241)	-	-	-
Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	-	-	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	-	-	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	-	-	1,200,000	1,200	118,800	-	-	120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	-	-	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	-	-	195,740	-	-	195,740
Forgiveness of debt – related party (Note 4)	-	-	-	-	110,527	-	-	110,527
Net (loss) for the year	-	-	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	-	$-	12,173,319	$12,173	$855,883	$-	$(883,317)	$(15,261)

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued) For the period from October 8, 2001 (inception) to March 31, 2005 (Expressed in US dollars)
							Deficit
						Share	accumulated	Total
	Series B				Additional	subscriptions	during	Stockholders’
	Preferred Stock		Common Stock		paid-in	received/	exploration	equity
	Shares	Amount	Shares	Amount	capital	(receivable)	stage	(deficit)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	-	640,000	640	63,360	-	-	64,000
Stocks and warrants issued under a private place- ment at $0.35 per share in May 2004 (Note 8)	-	-	1,442,930	1,443	503,582	-	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004	-	-	300,000	300	161,700	-	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004 and January 2005 (Note 5)	-	-	1,200,000	1,200	454,800	-	-	456,000
Stocks and warrants issued under a private place- ment at $0.40 per share in July 2004 (Note 8)	-	-	500,000	500	199,500	-	-	200,000
Stocks issued under a private placement at $1.00 per share in 2005, net of share issue costs of $100,000	-	-	2,500,000	2,500	2,397,500	-	-	2,400,000
Stocks issued for exercise of warrants at $0.50 and $0.55 per share (Note 8)	-	-	1,614,359	1,614	825,565	-	-	827,179
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 9)	2,200	22	-	-	1,934,978	-	-	1,935,000
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	614,358	615	(610)	-	-	-
Beneficial conversion feature on convertible Series B preferred stock (Note 9)	-	-	-	-	315,244	-	-	315,244
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	701,740	-	-	701,740
Net (loss) for the year	-	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	20,984,966	$20,985	$8,413,243	$-	$(3,584,777)	$4,849,468
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Operations (Expressed in US dollars)
	Cumulative October 8, 2001 (inception) to March 31, 2005	Year Ended March 31, 2005	Year Ended March 31, 2004
Expenses
Consulting (Note 4)	$689,465	$288,845	$169,059
Directors fees	7,500	7,500	-
Insurance	48,819	48,819	-
Interest expense	7,500	7,500	-
Interest expense on long term debt	16,569	-	8,948
Investor relations	864,375	864,375	-
Legal and accounting	184,197	128,719	14,924
Lease rental expense	15,017	15,017	-
Office and Miscellaneous	109,962	49,449	21,501
Professional fees	65,780	-	-
Purchase investigation costs	103,310	103,310	-
Rent	62,903	19,520	-
Shareholder relations	90,721	90,721	-
Stock based compensation (Note 7)	897,480	701,740	195,740
Telephone	24,138	7,544	232
Travel	103,046	86,593	1,247
Operating (loss)	(3,290,782)	(2,419,652)	(411,651)
Other income (expense)
Interest income	1,027	1,027	-
Gain on settlement of debt	37,045	-	37,045
Write-off of goodwill	(70,314)	-	-
Loss from continued operations	(3,323,024)	(2,418,625)	(374,606)
Net income from discontinued operations	21,082	-	-
Net loss and comprehensive loss for the period	(3,301,942)	(2,418,625)	(374,606)
Series B preferred stock dividend	(72,672)	(72,672)
Accretion of Series B preferred stock
beneficial conversion feature (Note 9)	(210,163)	(210,163)	-
Net loss for the period applicable to common stockholders	$(3,584,777)	$(2,701,460)	$(374,606)
Basic and diluted (loss) per share		$(0.16)	$(0.04)
Weighted average number of common shares outstanding		16,825,235	9,481,502
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars)
	Cumulative October 8, 2001 (inception) to March 31, 2005	Year Ended March 31, 2005	Year Ended March 31, 2004
Cash flows provided by (used in) operating activities
Net (loss) for the period	$(3,301,942)	$(2,418,625)	$(374,606)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	2,195	-	1,305
- stock based compensation	897,480	701,740	195,740
- foreign exchange	1,398	-	2,688
- write-off of goodwill	70,314	-	-
- debt forgiven (note 4)	37,045	-	37,045
- net income from the discontinued operations	(21,082)	-	-
- common shares issued for service rendered	195,306	162,000	-
Changes in non-cash working capital items:	-	-	-
- accounts payable and accrued liabilities	625,456	531,480	(13,942)
Net cash used in operating activities	(1,493,830)	(1,023,405)	(151,770)
Cash flows used in investing activities
Oil and gas properties	(2,319,434)	(2,319,434)	-
Loan	(62,684)	-	-
Acquisition of fixed assets	(2,195)	-	-
Net cash used in investing activities	(2,384,313)	(2,319,434)	-
Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	4,544,129	3,996,204	216,000
Net proceeds from issuance of Series B preferred stock	1,935,000	1,935,000	-
Proceeds from shareholder loan	80,000	80,000	-
Proceeds from promissory notes	-	-	7,500
Repayment of promissory notes	-	-	(59,109)
Repayment of shareholder loan	(80,000)	(80,000)	-
Net cash provided by financing activities	6,479,129	5,931,204	164,391
Increase in cash and cash equivalents	2,600,986	2,588,365	12,621
Cash and cash equivalents, beginning of period	-	12,621	-
Cash and cash equivalents, end of period	$2,600,986	$2,600,986	$12,621
Supplemental cash flow information:
Interest expenses paid	$13,013	$7,500	$3,801
Non-cash transactions:
Common stock issued pursuant to conversion of promissory note	$55,000	$-	$55,000
Forgiveness of accrued consulting fees payable to directors and officers	$110,527	$-	$110,527
Common stock issued for oil and gas properties	$456,000	$456,000	$-
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

1.	Incorporation and Continuance of Operations

Torrent Energy Corporation (the “Company” or “Torrent”) is an exploration stage company that, pursuant to shareholder approval on July 13, 2004, changed its name from Scarab Systems, Inc.

Torrent was formed by the merger of Scarab Systems, Inc., a Nevada corporation into iRV, Inc., a Colorado corporation. Scarab Systems, Inc. (Nevada) was a privately owned Nevada corporation incorporated on October 8, 2001. The effective date of the merger transaction between Scarab Systems, Inc. (Nevada) and iRV, Inc. was July 17, 2002. Subsequent to the completion of the reorganization, Scarab Systems, Inc. (Nevada) transferred all its assets and liabilities to iRV, Inc. and ceased operations. The directors and executive officers of iRV, Inc. were subsequently reconstituted. iRV, Inc. changed its name to Scarab Systems, Inc. on March 24, 2003. The corporate charter of Scarab Systems Inc. (Nevada) was revoked in 2002. The Company was initially providing services to the e-commerce industry but ceased all activity in the e-commerce industry by the end of the fiscal year 2003.

On March 28, 2003, the Company acquired all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia corporation (“Catalyst”). Catalyst is a Vancouver based, web design and Internet application developer. The acquisition of Catalyst was treated as a non-material business combination in the fiscal year 2003 and the Company abandoned Catalyst during the fiscal year 2004 due to a lack of working capital and disappointing financial results.

In fiscal year 2005, the Company changed its business to focus on the exploration and development of oil and gas properties. On April 30, 2004, the Company incorporated a wholly-owned Oregon subsidiary company named Methane Energy Corp. (“Methane”) to acquire oil and gas properties in the State of Oregon.

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to explore its newly-acquired oil and gas properties. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management’s plan in this regard is to raise equity and/or debt financing as required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

	March 31, 2005	March 31, 2004
Deficit accumulated during the exploration stage	$(3,584,777)	$(883,317)
Working capital surplus (deficit)	$1,968,953	$(15,261)

The Company has not generated any revenue to date.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2.	Change in Accounting Policy

Effective April 1, 2004, the Company adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. The Company recognizes stock based compensation expense using a fair value based method. This accounting change is applied retroactively. There is no cumulative effect on the consolidated financial statements as a result of this accounting change, as the Company did not grant any stock options to directors, officers and employees from inception to fiscal year ended March 31, 2004.

Prior to the adoption of SFAS No. 123, the Company applied the disclosure provisions of SFAS No. 123 for stock options granted to directors, officers and employees. As permitted by SFAS No. 123, the Company followed the intrinsic value approach of APB No. 25 “Accounting for Stock Issued to Employees” and the related interpretations. Stock options issued to non-employees prior to the adoption of SFAS No. 123 were recorded as stock based compensation using the fair value method.

The Company has two stock option plans that are described more fully in Note 7.

3.	Significant Accounting Policies
a)	Principles of Consolidation

The accompanying consolidated financial statements presented are those of the Company and its wholly-owned subsidiary Methane. All significant intercompany balances and transactions have been eliminated.

b)	Principles of Accounting

These consolidated financial statements are stated in US dollars and have been prepared in accordance with the U.S. generally accepted accounting principles.

c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2005 cash and cash equivalents consist of cash and term deposits (2004 - cash only)

d)	Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on the historical trends and other information available when the financial statements are prepared. Changes in the estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates and assumptions

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

e)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2005 and 2004, the Company had no balance in a bank beyond the insured limits.

f)	Foreign Currency Transactions

The Company and its wholly owned subsidiary maintain their accounting records in U.S. dollars, its functional currency. The Company translates foreign currency transactions into its functional currency in the following manner.

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

g)	Fair Value of Financial Instruments

The fair values of financial instruments are estimated at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and due to related parties approximate their fair value because of the short term nature of these instruments. The Company is not exposed to significant currency or interest risks arising from these financial instruments.

h)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

i)	Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company has no other comprehensive income for the years ended March 31, 2005 and 2004.

j)	Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended March 31, 2005 and 2004.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

k)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share as the stock options, warrants and convertible preferred stock to acquire common shares as disclosed in the notes are anti-dilutive.

l)	Accounting for Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 133, Accounting for Derivative and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes since inception.

m)	Long-Lived Assets Impairment

Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144 , Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on the quoted market values, discounted cash flows or internal and external appraisal, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

n)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. As of March 31, 2005, the Company did not have any asset retirement obligations.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

o)	Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2005, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2005, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at March 31, 2005, none of the Company’s unproved oil and gas properties were considered impaired.

p)	New Accounting Pronouncements

In September 2004, the Emerging Issues Task Force issued EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted EPS. The new guidance states that these securities should be included in the diluted EPS computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported EPS. The adoption of EITF No. 04-8 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins on or after April 1, 2006. The adoption of FASB No. 123(R) will not have a material impact on the Company’s consolidated financial statements.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

4.	Related Party Transactions
a)

During the year ended March 31, 2005, the Company paid or accrued $164,690 (2004 - $59,413) in consulting fees to directors and officers of the Company. In addition, the Company paid officers and directors of the Company $116,030 (2004 - $nil) for consulting fees relating to the Company’s oil and gas leases and $138,894 (2004 - $nil) for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties.

b)

As of March 31, 2005, there was $242,936 (2004 – $nil) representing unpaid consulting fees owing to directors and officers. In fiscal year 2004, in anticipation of the change in business operation, $110,527 consulting fees (including $103,140 incurred in fiscal year 2004) owing to directors and officers were forgiven. This money was recorded as an additional paid-in capital.

c)

On March 15, 2003, the Company issued to its former president an unsecured promissory note in the amount of $40,000 bearing interest at the rate of 20% per year, that was due and payable on March 15, 2004. On February 2, 2004, the $40,000 unsecured promissory note, along with $11,000 in accrued interest, was converted into 510,000 shares of our common stock at a price per share of $0.10.

d)	Also see Notes 5, 10 and 11.
5.	Oil and Gas Properties, Unproven

On May 11, 2004, Methane entered into a Lease Purchase and Sale Agreement (the “Agreement”) with GeoTrends-Hampton International LLC (“GHI”) to purchase GHI’s undivided working interest in certain oil and gas leases for the Coos Bay Basin prospect. This prospect is located onshore in the Coos Bay Basin of Oregon and any current negotiations that GHI had with the State of Oregon would be continued by the Company. As consideration for the acquisition of these oil and gas leases, the Company paid a total of $300,000 in cash and will issue 1,800,000 restricted common shares in three performance based tranches. The shares are valued at $0.38 per share, which is the fair value at the time that the agreement was negotiated. GHI will also maintain an undivided overriding royalty interest of 4% upon commercial production. The agreement closed on June 22, 2004. On closing, the Company paid $100,000 of the cash and 600,000 of the common shares. As at March 31, 2005 the Company has fully paid the $300,000 in cash and has issued 1,200,000 common shares. The remaining 600,000 common shares will be issued upon completion of the Pilot Exploration Program. Subsequent to the completion of the Agreement, the principals of GHI were appointed as directors and officers of the Company.

Pursuant to the GHI Agreement, the Company acquired leases of certain properties in the Coos Bay area of Oregon which are prospective for oil and gas exploration and cover approximately 50,000 acres. On July 1, 2004, the Company completed the negotiations with the State of Oregon on an additional leasing of 10,400 acres of land within the Coos Bay Basin in Oregon. 10,400 acres of land are subject to annual lease payments of $1 per acre.

The Company is committed to make annual land lease payments of $73,000 for the next five years and is committed to an average of 12.5% on gross sales resulting from the leases.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

5.	Oil and Gas Properties, Unproven (continued)

The total costs incurred and excluded from amortization are summarized as follows:

	Property acquisition	Seismic and land	Drilling and gathering	Geological and geophysical	Total
Costs incurred during periods ended:
March 31, 2005	$756,000	$499,847	$1,262,564	$257,023	$2,775,434
March 31, 2004	-	-	-	-	-
Total	$756,000	$499,847	$1,262,564	$257,023	$2,775,434

As at March 31, 2005, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

6.	Income Tax

As at March 31, 2005, the Company has estimated net operating losses carryforward for tax purposes of $2,470,000 (2004 – $543,500). There are no other significant tax assets or liabilities. This amount may be applied against future federal taxable income, which if not used, will expire commencing 2021 to 2025. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of the expected federal income tax expense (benefit) to actual expense (benefit) is as follows:

	2005	2004
Expected federal income tax benefit	$846,000	$132,000
Stock-based compensation	(246,000)	(69,000)
Valuation allowance	(600,000)	(63,000)
Income tax expense	$-	$-

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

7.	Stock Options

On February 10, 2004, the Company’s Board of Directors adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”). The aggregate number of shares of common stock that may be granted by the Company under the Plan will not exceed a maximum of 1,800,000 shares during the period of the 2004 Plan. The 2004 Plan shall terminate upon the earlier of February 10, 2014 or the issuance of all shares granted under the 2004 Plan. The option prices per share are determined by the Board of Directors when the stock option is granted. As at March 31, 2005, there are no shares available to be granted under the 2004 Plan and 200,000 options remain outstanding and exercisable.

On March 17, 2005, the Company adopted the 2005 equity incentive plan (the “2005 Plan”) for executives, employees and outside consultants and advisors. A maximum of 2,000,000 shares of the Company’s common stock are subject to the 2005 Plan. As at March 31, 2005, the Company had no stock options outstanding under the 2005 Plan.

In fiscal year 2005, the Company granted a total of 1,340,000 stock options of which 740,000 were under the 2004 Plan and the other 600,000 were outside the 2004 Plan.

Of the total 1,340,000 options, 740,000 stock options were granted to various directors and consultants of the Company under the 2004 Plan. Each option entitles the holder to acquire one common share at exercise prices ranging from $0.10 to $0.50 per share. Vesting of these options ranged from 100% immediately to 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant.

Of the 600,000 stock options granted outside the 2004 Plan, 200,000 stock options with an exercise price of $1.00 per share and another 200,000 with an exercise price of $2.00 per share were granted pursuant to a Mail Distribution Agreement with a third party (“Optionee”). These options vest immediately and are exercisable until November 1, 2005. These options have a cashless exercise provision whereby the optionee can elect to receive common stock in lieu of paying cash for the options based on a formula that includes using the average closing prices of the five trading days preceding the exercise date.

The other 200,000 stock options granted outside the 2004 Plan were to a consultant of the Company for public and investor relations services. These options have an exercise price of $0.83 per share, vested 25% immediately, and 25% every quarter thereafter. Either party may terminate the investor relations agreement with thirty days written notice.

In fiscal year 2004, the Company granted 1,060,000 stock options to various consultants of the Company under the 2004 Plan. Each option entitles the holder to acquire one common share at an exercise price of $0.10 per share. These options have vesting periods ranging from immediately to over seven months, and expire two (2) years from date of grant.

During the fiscal year 2005, the Company recorded $701,740 (2004 - $195,740) of stock based compensation.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

7.	Stock Options (continued)

A summary of stock option information for the years ended March 31, 2005 and 2004 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at March 31, 2003	-	$-
Granted	1,060,000	$0.10
Exercised	(960,000)	$0.10
Options outstanding at March 31, 2004	100,000	$0.10
Granted	1,340,000	$0.68
Exercised	(640,000)	$0.10
Options outstanding at March 31, 2005	800,000	$1.08

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	200,000	4.33	$0.50	100,000	$0.50
$0.83	200,000	0.62	$0.83	100,000	$0.83
$1.00	200,000	0.62	$1.00	200,000	$1.00
$2.00	200,000	0.62	$2.00	200,000	$2.00
	800,000	1.52	$1.08	600,000	$1.22

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

7.	Stock Options (continued)

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-interest rate of 2.75% (2004 – 2.75%), dividend yield 0% (2004 – 0%), volatility of 254-265% (2004 – 159%) and expected lives of approximately 1-5 years (2004 – 2 years).

A summary of weighted average fair value of stock options granted during the years ended March 31, 2005 and 2004 is as follows:

		Weighted Average Exercise Price	Weighted Average Fair Value
Fiscal year 2005
Exercise price is greater than market price at grant date:		$1.50	$0.53
Exercise price is below market price at grant date:		$0.34	$0.56
Fiscal year 2004
Exercise price is below, market price at grant date:		$0.10	$0.14
8.	Warrants

In June 2005, the Company issued warrants attached to a private placement to purchase 1,442,930 shares of common stock at $0.50 per share exercisable until May 19, 2006.

In July 2005, the Company issued warrants attached to a private placement to purchase 500,000 shares of common stock at $0.55 per share exercisable until July 7, 2006.

A summary of the warrants outstanding as at March 31, 2005 is as follows:

Grant Date	Exercise Price	Granted	Exercised	March 31, 2005 Ending balance
May 20, 2004	$0.50	1,442,930	1,214,359	228,571
July 8, 2004	$0.55	500,000	400,000	100,000
Total		1,942,930	1,614,359	328,571

Each warrant entitles the holder to acquire one common share of the Company.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

9.	Series B Convertible Preferred Stock (“Series B Stock”)

On August 27, 2004, the Company closed a private placement in its Series B Stock at $1,000 per share for $2,200,000 in gross proceeds (the “Private Placement”). The Series B Stock are senior to the common stock with respect to the payment of dividends and other distribution on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series B Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series B Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series B Stock plus all declared and unpaid dividends thereon, for each shares of Series B Stock held by them.

The Series B Stock are non-voting, carry a cumulative dividend rate of 5% per year, when and if declared by the Board of Directors of the Company, and are convertible into common stock at any time by dividing the dollar amount being converted (included accrued but unpaid dividends) by the lower of $1.20 or 80% of the lowest volume weighted average trading price per common share of our Company for 10 trading days. The holder of the Series B Stock may only convert up to $250,000 of Series B Stock into common shares in any 30 day period. The Company may redeem the Series B Stock by paying 120% of the invested amount together with any unpaid dividends. In the event that the volume weighted average price of the Company’s common stock is equal to or greater than two dollars for twenty consecutive trading days, the Company must redeem in an amount of Series B Stock equal to 20% of the dollar volume of the common stock traded during the previous 20 days.

As a condition of the Private Placement, the Company agreed to file a registration statement registering up to 5,000,000 shares of common stock (the “Registration Statement”) in order to receive all of the proceeds of the Private Placement.

Each share of Series B Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

The gross proceeds of the Private Placement have been received as follows:

(i) $1,100,000 was paid on closing;

(ii) $550,000 on the fifth business day following the filing date of the Registration Statement; and

(iii) $550,000 on the fifth business day following the effective date of the Registration Statement

Net proceeds received was $1,935,000 after payment of $220,000 in finders’ fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, of $315,244 which will be accreted over nine months commencing October 1, 2004 (the minimum period that the preferred stockholder can convert all of their Series B Stock). The Company recorded accretion of $210,163 as a dividend for the year ended March 31, 2005 As of March 31, 2005, the Company accrued preferred stock dividends of $72, 672.

During the fiscal year 2005, the Company issued the following common shares pursuant to exercise of the Series B Preferred stocks:

Conversion Date	# of Series B Stock	Conversion Price	Common Stock
January 21, 2005	100	0.7824	127,812
February 8, 2005	100	0.7625	131,148
February 14, 2005	150	0.8000	187,500
February 28, 2005	100	0.8934	111,932
March 8, 2005	50	0.8934	55,966
Total	500		614,358

Subsequent to March 31, 2005, all of the remaining 1,700 Series B convertible preferred stock were converted into 1,795,253 common shares of the Company at an average price of $1.06 per common share.

10.	Shareholder Loan

During the year ended March 31, 2005, the Company received proceeds of $80,000 from a shareholder. On January 17, 2005, the shareholder loan was repaid in full with no interest. No imputed interest was recorded as it is deemed insignificant.

11.	Commitments

On October 1, 2004, the Company entered into a consulting agreement for public and investor relations with a third party. The Company is committed to pay $5,000 per month for the service for the term of one year. Either party may terminate the agreement with thirty days written notice.

On January 1, 2005, the Company entered into a management consulting agreement with MGG Consulting, a company owned by a director of the Company. Pursuant to the agreement, the Company is committed to a rate of $1,000 per day unless terminated at any time by either party upon written notice.

12.	Subsequent Events

Subsequent to March 31, 2005, 228,571 common shares were issued pursuant to the exercise of share purchase warrants for proceeds of $114,285.

Subsequent to March 31, 2005, an additional 1,700,000 stock options were issued under the 2005 Plan. 1,500,000 of the options have an exercise price of $1.25 per share and 200,000 options have an exercise price of $2.00 per share. All of these stock options are exercisable over five years, and vest 25% upon date of grant and 25% every six months thereafter until fully vested.

Subsequent to March 31, 2005, 89,502 common shares were issued pursuant to the exercise of all of the stock options issued per the Mail Distribution Agreement.

Also see Note 9.

13.	Comparative figures

Certain of the comparative figures for fiscal year 2004 have been reclassified to conform with the disclosure presentation of fiscal year 2005.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of June 20, 2005, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark Gustafson	President, Chief Executive Officer, acting Chief Financial Officer and Director	45	September 21, 2004
John D. Carlson	Director	50	June 30, 2004
George L. Hampton III	Director	51	August 3, 2004

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Currently there are three seats on our board of directors. Currently, our directors are compensated at $2,500 per quarter commencing January 1, 2005 for their services and their expenses in attending meetings are reimbursed. The officers of our company are appointed by our board of directors and serve until their successors are appointed by the board of directors or until their death, resignation or removal from office.

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Mark Gustafson, President, Chief Executive Officer, Acting Chief Financial Officer and Director

Mark Gustafson has been our president, chief executive officer, acting chief financial officer and a director since September 2004. In June 2005, Mr. Gustafson was appointed the president, chief executive officer and a director of Triangle Petroleum Corporation, a conventional oil and gas company located in Calgary, Alberta, which trades on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “TPLM”. Mr. Gustafson currently devotes approximately 80% of his time to our company and the remaining 20% of his time towards Triangle Petroleum Corporation and his other projects.

From April 1999 to August 2004, Mr. Gustafson was president of MGG Consulting, a private consulting firm. While at MGG Consulting, Mr. Gustafson provided consulting services to investment banks, oil and gas companies, and was a contract chief financial officer to several private companies. From August 1997 to March 1999, Mr. Gustafson was president, chief executive officer and a director of Total Energy Services Ltd., a Calgary-based oilfield rental and gas compression company. Mr. Gustafson is a chartered accountant and received a bachelor’s degree in business administration from Wilfrid Laurier University in 1981.

John D. Carlson, Director

John D. Carlson has been a director since June 2004 and chief operating officer of our company’s wholly-owned subsidiary, Methane Energy Corp., since May 2005. Mr Carlson was also appointed a director of Triangle Petroleum Corporation in June 2005. Mr. Carlson currently devotes approximately 90% of his time to our company and the remaining 10% of his time towards Triangle Petroleum Corporation and his other projects. From February 2004 to July 2004, Mr. Carlson was president and a director of Pacific Rodera Energy Inc., a Calgary-based oil and gas exploration and development company. From September 2003 to January 2004, Mr. Carlson was vice president, operations for Pacific Rodera Energy Inc. From September 2001 to December 2003, Mr. Carlson was president of Samson Oil and Gas Inc., a Hobbema, Alberta-based oil and gas exploration and development company and was also general manager from January 2001 to August 2001. From 1984 to 2000, Mr. Carlson was an associate and senior petroleum engineer for Sproule Associates, Ltd. Mr. Carlson is a registered professional engineer and received a bachelor of science degree in civil engineering from the University of Calgary in 1977.

George L. Hampton III, Director

George L. Hampton III has been a director since August 2004. From 1994 to 1997, and from 2000 to present, Mr. Hampton has been a partner of GeoTrends-Hampton International, LLC, a coalbed methane exploration company based out of the Pacific Northwest. From 1998 to May 2005, Mr. Hampton was a member and geologic consultant for Hampton, Waechter & Associates, LLC, a Denver, Colorado-based geological company. Since June 1986, Mr. Hampton has been president and chief geological consultant for Hampton & Associates, Inc., a Denver, Colorado-based coalbed methane exploration company. From April 1998 to April 1999, Mr. Hampton was project manager and senior geologist for Pennaco Energy Corporation, a Denver, Colorado-based coalbed methane exploration company. From 1996 to 1997, Mr. Hampton was chief geologist for Thermal Energy Corporation, a Tulsa, Oklahoma-based coalbed methane exploration company. From 1995 to 2001, Mr. Hampton was founding partner and technical manager of Cairn Point Publishing, Inc., a Denver, Colorado-based publishing company that published International Coal Seam Gas Directory (1996) and The International Coal Seam Gas Report (1997). Mr. Hampton has written and co-written a half-dozen articles on coalbed methane exploration and has provided testimony before several state oil and gas commissions. Mr. Hampton received a bachelor of science degree in geology from Brigham Young University in 1977 and a masters degree in geology from Brigham Young University in 1979.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.      being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Code of Ethics

Our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Ethics for Senior Financial Officers is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Ethics for Senior Financial Officers to any person without charge, upon request. Requests can be sent to: Torrent Energy Corporation, 600 – 666 Burrard Street, Vancouver, British Columbia, Canada, V6C 2X8.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2005, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiary, Methane Energy Corp., were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John Douglas Carlson	2(1)(2)	2	Nil
George L. Hampton III	2(2)	2	Nil
Steve Pappajohn	2(2)	2	Nil
Thomas J. Deacon	1(2)	1	Nil

(1)            The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Statement of Changes in Beneficial Ownership.

(2)            The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

Item 10.	Executive Compensation.

The following tables set forth certain information regarding our chief executive officer and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending March 31, 2005, 2004 and 2003 exceeded $100,000:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation	Restricted Stock Awards ($)	Options SARs (#)	LTIP Payouts ($)	All Other Compen- sation
Mark Gustafson(1) president, chief executive officer and acting chief financial officer	2005 2004 2003	60,990 - -	- - -	2,500(2) - -	- - -	940,000(3)(4) - -	- - -	- - -
Thomas E. Mills(5) president, chief executive officer, chief financial officer and secretary	2005 2004 2003	- - -	- - -	- 19,804(6) 22,930(6)	- - -	- - -	- - -	- - -

(1)            Mark Gustafson became our president, chief executive officer, acting chief financial officer and a director on September 21, 2004. On December 17, 2004, we entered into a consulting agreement with MGG Consulting (wholly-owned by Mr. Gustafson), to provide for services as our president, chief executive officer and acting chief financial officer. We agreed to pay MGG Consulting $8,000 per month commencing December 1, 2004 unless terminated at any time by either party upon written notice. We then entered into a consulting agreement with MGG Consulting on January 1, 2005 whereby the agreement was revised to pay MGG Consulting the sum of $1,000 per day commencing January 1, 2005. Refer to Item 12 – Certain Relationships and Related Transactions in this annual report.

(2)            Mark Gustafson was paid a quarterly retainer of $2,500 commencing January 1, 2005 as compensation for acting as a director of our company.

(3)            We granted to Mr. Gustafson stock options to purchase up to 400,000 shares of our common stock on April 1, 2005 as compensation for services as our president, chief executive officer and acting chief financial officer. The options are exercisable at a price of $1.25 per share until April 1, 2010. These options vest over 18 months, as to 25% immediately and 25% every six months until September 17, 2006.

(4)            We granted to Mark Gustafson stock options to purchase up to 540,000 shares of our common stock on May 7, 2004 as compensation for consulting services provided to our company prior to becoming our president, chief executive officer, acting chief financial officer and a director. The options are exercisable at a price of $0.10 per share until May 7, 2009. All of these options have been exercised.

(5)            Thomas Mills resigned as our president, chief executive officer, chief financial officer, secretary and a director effective September 21, 2004.

(6)                  The other annual compensation represents consulting fees. In February 2004, Mr. Mills released us of all debt resulting from the accrued consulting fees during fiscal years 2003 and 2004. Refer to Item 12 – Certain Relationships and Related Transactions of this annual report.

Stock Options and Stock Appreciation Rights

During the fiscal year ended March 31, 2005, we granted the following stock options to our executive officers:

Name	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Mark Gustafson, president, chief executive officer, acting chief financial officer and director	540,000(2) 400,000(3)	72.97% 54.05%	$0.10 $1.25	May 7, 2009 April 1, 2010

(1)            The total number of options outstanding as at March 31, 2005 was 740,000 which was arrived at by calculating the net total number of new options awarded to employees during the fiscal year ended March 31, 2005.

(2)            Mark Gustafson was granted options to purchase 540,000 shares of our common stock as compensation for consulting services provided to our company prior to becoming our president, chief executive officer, acting chief financial officer and a director. All of these options have been exercised.

(3)            Mark Gustafson was granted options to purchase 400,000 shares of our common stock as compensation for services as our president, chief executive officer and acting chief financial officer.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value

During the fiscal year ended March 31, 2005, the following stock options were exercised by our executive officers:

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at March 31, 2005	Value of Unexercised In-the-Money Options/SARs at March 31, 2005
Mark Gustafson, president, chief executive officer, acting chief financial officer and director	540,000(1)	$221,700	Nil	Nil

(1)            These stock options were granted to Mark Gustafson as compensation for consulting services provided to our company and prior to Mr. Gustafson becoming our president, chief executive officer, acting chief financial officer and a director.

Compensation of Directors

Except as noted below, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of common stock as awarded by our board of directors. On December 17, 2004, our board of directors approved a resolution to pay our directors a quarterly retainer of $2,500 commencing January 1, 2005. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We employ Mark Gustafson, our president, chief executive officer, acting chief financial officer and a director pursuant to a consulting agreement dated December 17, 2004 between our company and MGG Consulting, a company that is wholly-owned by Mr. Gustafson. We agreed to pay MGG Consulting $8,000 per month commencing December 1, 2004 unless terminated at any time by either party upon written notice. We then entered into a consulting agreement with MGG Consulting on January 1, 2005 whereby the agreement was revised to pay MGG Consulting the sum of $1,000 per day commencing January 1, 2005.

Prior to Mr. Gustafson becoming our president, chief executive officer, acting chief financial officer and a director, we had entered into a consulting agreement dated February 16, 2004 with MGG Consulting where we granted 490,000 options to Mr. Gustafson as compensation for acting as a consultant to our company. All of these options have been exercised. We entered into a consulting agreement dated March 24, 2004 with MGG Consulting where we granted 320,000 options to Mr. Gustafson as compensation for acting as a consultant to our company. We also granted to Mr. Gustafson stock options to purchase up to 540,000 shares of our common stock on May 7, 2004 as compensation for consulting services provided to our company. All of these options have been exercised. Refer to Item 10 – Executive Compensation – Summary Compensation Table of this annual report.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment as a result of resignation, retirement, change of control or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of June 20, 2005,

•	by each person who is known by us to beneficially own more than 5% of our shares of common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Mark Gustafson 600-666 Burrard Street Vancouver, British Columbia, Canada V6C 2X9	common stock	477,500(3)	2.07%
John D. Carlson Box 13, Site 8, RR #1 Priddis, Alberta, Canada, T0L 1W0	common stock	133,750(4)	0.58%
George L. Hampton III 11 Inverness Way South Englewood, Colorado, USA, 80112	common stock	983,750(5)	4.26%
All Officers and Directors As a Group (3 persons)	common stock	1,595,000(6)	6.91%

(1)            Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 20, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 23,098,293 shares of common stock outstanding on June 20, 2005.

(3)	Includes 100,000 options currently exercisable.

(4)	Includes 83,750 options currently exercisable.

(5)            Includes 83,750 options currently exercisable and 900,000 shares of common stock owned by GeoTrends Hampton International, LLC, of which Mr. Hampton is a 50% owner.

(6)	Includes 267,000 options currently exercisable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding shares of common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

We received proceeds of $80,000 pursuant to a shareholder loan from Ettinger Investment Corp. The loan was to be repaid by January 22, 2005 or we would be required to pay interest at 12% per annum in respect of the loan. If the loan was repaid prior to January 22, 2005, the loan would bear no interest. On January 17, 2005, we repaid the shareholder in full with no interest.

On March 15, 2003, we issued to our former president, Thomas E. Mills, an unsecured promissory note in the amount of $40,000 bearing interest at the rate of 20% per year, that was due and payable on March 15, 2004. The note was issued in respect of $40,000 advanced on behalf of us by Mr. Mills. Our board of directors convened to evaluate the fairness of the promissory note without the benefit of advice from any third party or reference materials. It was resolved by our board of directors, with Mr. Mills abstaining, that the promissory note was fair and further that we should issue the promissory note to Mr. Mills. On February 2, 2004, the $40,000 unsecured promissory note, along with $11,000 in accrued interest, was converted into 510,000 shares of our common stock at a price per share of $0.10.

During the fiscal year ended March 31, 2004, we incurred consulting fees in the amount of $59,413. The consulting fees were charged to Thomas E. Mills, Lou Hilford and John Allen, our previous directors and officers. During February 2004, all of the aforementioned consulting fees, which were previously accrued, were released by the respective individuals for the purpose of improving our working capital position. Refer to Item 10 – Executive Compensation – Summary Compensation Table of this annual report.

During the fiscal year ended March 31, 2005, we incurred consulting fees in the amount of $60,990. The consulting fees were charged to MGG Consulting (wholly-owned by Mark Gustafson), our president, chief executive officer, acting chief financial officer. Refer to Item 10 – Executive Compensation – Summary Compensation Table of this annual report.

We have no policy regarding entering into transactions with affiliated parties.

Transactions with Promoters

The promoters of our company are our directors and officers.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws

3.1            Restated Articles of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB/A filed on February 11, 2004).

3.2            Articles of Amendment to the Restated Articles of Incorporation, changing the name to Torrent Energy Corporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

3.3            Articles of Amendment to the Restated Articles of Incorporation, creating Series B convertible preferred stock (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

3.4            Bylaws of our company (incorporated by reference from our Annual Report on Form 10-KSB/A filed on February 11, 2004).

(10)	Material Contracts

10.1          Lease Purchase and Sale Agreement between our company, Methane Energy Corp. and Geo-Trends-Hampton International, LLC dated May 11, 2004 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2004).

10.2          Amending Agreement to Lease Purchase and Sale Agreement dated May 19, 2004 (incorporated by reference from our Current Report on Form 8-K filed on June 23, 2004).

10.3          Second Amending Agreement to Lease Purchase and Sale Agreement dated June 11, 2004 (incorporated by reference from our Current Report on Form 8-K filed on June 23, 2004).

10.4          Investor Relations Agreement between Scarab Systems Inc. and Eclips Ventures International dated June 11, 2004 (incorporated by reference from our Current Report on Form 8-K filed on June 23, 2004).

10.5          Scarab Systems, Inc. 2004 Non-Qualified Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 19, 2004).

10.6          Investment Rights Agreement dated August 27, 2004 between our company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

10.7          Registration Rights Agreement dated August 27, 2004 between our company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

10.8          Consulting Agreement dated January 1, 2005 between our company and MGG Consulting (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.9          Securities Purchase Agreement dated February 11, 2005 between our company and Placer Creek Investors (Bermuda) L.P. (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.10        Securities Purchase Agreement dated February 11, 2005 between our company and Placer Creek Partners, L.P. (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (filed herewith).
(24)	Power of Attorney
24.1	Power of Attorney (included on signature page).
(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certifications
32.1	Section 906 Certification (filed herewith).
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2005 and March 31, 2004 were estimated at $19,000 and $9,500, respectively. Subsequent to the fiscal year ended March 31, 2005, Moore Stephens Ellis Foster Ltd. amalgamated with Ernst & Young LLP who completed the audit of our annual financial statements for the fiscal year ended March 31, 2005. Herein reference to Ernst & Young LLP denotes services provided by Ernst & Young LLP for fiscal year ended March 31, 2005 and Moores Stephens Ellis Foster Ltd. for the fiscal year ended March 31, 2004.

This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended March 31, 2005 and March 31, 2004, the aggregate fees billed for assurance and related services by Ernst & Young LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were nil, respectively.

Tax Fees

For the fiscal year ended March 31, 2005 and March 31, 2004, the aggregate fees billed by Ernst & Young LLP for other non-audit professional services, other than those services listed above, were nil, respectively

This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

We do not use Ernst & Young LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Ernst & Young LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee (which currently consists of our entire board of directors); or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

The audit committee has considered the nature and amount of fees billed by Ernst & Young LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORRENT ENERGY CORPORATION

By:	/s/ Mark Gustafson
Mark Gustafson
Title:	President, Chief Executive Officer,

Acting Chief Financial Officer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: June 30, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Gustafson as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or of their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Gustafson
Mark Gustafson	President, Chief Executive Officer, Acting Chief Financial Officer and Director	June 30, 2005

/s/ John D. Carlson
John D. Carlson	Director	June 30, 2005

/s/ George L. Hampton III
George L. Hampton III	Director	June 30, 2005