Form 10QSB
period 2005-06-30
TORRENT ENERGY CORP
filed 2005-08-10
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-19949

TORRENT ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600-666 Burrard Street Vancouver, British Columbia V6C 2X8
(Address of principal executive offices)

604.639.3118
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

24,748,293 shares of common stock were outstanding and outstanding as of August 1, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Part I -- Financial Information

Item 1.	Financial Statements.

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2005, and its results of operations for the three month periods ended June 30, 2005 and 2004 and its cash flows for the three month periods ended June 30, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Balance Sheets (Expressed in US dollars) (unaudited)
	June 30, 2005	March 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$717,169	$2,600,986
Prepaid expenses	24,753	166,753
Total current assets	741,922	2,767,739
Oil and gas properties, unproven (Note 4)	4,063,851	2,775,434
Office furniture and equipment	10,732	-
Preferred stock discount (Note 7)	-	105,081
Total assets	$4,816,505	$5,648,254
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$248,941	$483,178
Accounts payable – related parties (Note 3)	110,635	242,936
Series B preferred stock dividend payable	72,672	72,672
Total current liabilities	432,248	798,786
Commitments and Contingencies (Notes 4 and 8)
STOCKHOLDERS’ EQUITY
Share capital
Convertible Series B preferred stock, $0.01 par value, 5,000 shares
authorized, nil shares issued and outstanding (March 31, 2005 –1,700)	-	17
Common stock, $0.001 par value, 100,000,000 shares authorized,
23,098,293 shares issued and outstanding (March 31, 2005 – 20,984,966)	23,098	20,985
Additional paid in capital	9,291,934	8,413,243

Deficit accumulated during the exploration stage	(4,930,775)	(3,584,777)
Total stockholders’ equity	4,384,257	4,849,468
Total liabilities and stockholders’ equity	$4,816,505	$5,648,254
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to June 30, 2005 (Expressed in US dollars) (unaudited)
							Deficit
						Share	accumulated	Total
	Series B				Additional	subscriptions	during	Stockholders’
	Preferred Stock		Common Stock		paid-in	received/	exploration	equity
	Shares	Amount	Shares	Amount	capital	(receivable)	stage	(deficit)
Stock issued for cash at $0.001 per share in October 2001	-	$-	5,425,000	$5,425	$-	$-	$-	$5,425
Stock issued for intangible asset acquisition at $0.001 per share in October 2001	-	-	200,000	200	-	-	-	200
Issued 1,440,000 common stock at $0.001 per share in October 2001	-	-	1,440,000	1,440	-	(1,440)	-	-
Stock issued at $0.50 per share in November 2001	-	-	675,000	675	336,824	(337,500)	-	-
Stock issued for cash at $0.50 per share in January 2002	-	-	390,000	390	194,610	-	-	195,000
Net (loss) for the period	-	-	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	-	$-	8,130,000	$8,130	$531,435	$(338,940)	$(112,434)	$88,191
Stock issued for cash at $0.25 to $0.50 per share in April 2003	-	-	130,000	130	39,870	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	-	-	1,446,299	1,446	(1,446)	-	-	-
Acquisition of MarketEdgeDirect	-	-	-	-	-	337,500	-	377,500
Proceeds of share subscription	-	-	-	-	-	1,440	-	1,440
Return of stocks in connection with disposal of MarketEdgeDirect	-	-	(540,000)	(540)	(358,042)	-	-	(358,582)
Proceeds of 96,000 share subscription at $0.40 to $0.50 per share	-	-	-	-	-	40,500	-	40,500
241,020 shares allotted for services rendered at $0.10 to $0.40 per share	-	-	-	-	33,606	-	-	33,606
Net (loss) for the year	-	-	-	-	-	-	(396,277)	(396,277)
Balance, March 31, 2003	-	$-	9,166,299	$9,166	$254,123	$40,500	$(508,711)	$(213,922)
Stocks issued for services rendered and recorded in fiscal year 2004	-	-	241,020	241	(241)	-	-	-
Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	-	-	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	-	-	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	-	-	1,200,000	1,200	118,800	-	-	120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	-	-	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	-	-	195,740	-	-	195,740
Forgiveness of debt – related party (Note 3)	-	-	-	-	110,527	-	-	110,527
Net (loss) for the year	-	-	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	-	$-	12,173,319	$12,173	$855,883	$-	$(883,317)	$(15,261)
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued) For the period from October 8, 2001 (inception) to June 30, 2005 (Expressed in US dollars) (unaudited)
							Deficit
						Share	accumulated	Total
	Series B				Additional	subscriptions	during	Stockholders’
	Preferred Stock		Common Stock		paid-in	received/	exploration	equity
	Shares	Amount	Shares	Amount	capital	(receivable)	stage	(deficit)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	-	640,000	640	63,360	-	-	64,000
Stocks and warrants issued under a private place- ment at $0.35 per share in May 2004 (Note 6)	-	-	1,442,930	1,443	503,582	-	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004	-	-	300,000	300	161,700	-	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004 and January 2005 (Note 4)	-	-	1,200,000	1,200	454,800	-	-	456,000
Stocks and warrants issued under a private place- ment at $0.40 per share in July 2004 (Note 6)	-	-	500,000	500	199,500	-	-	200,000
Stocks issued under a private placement at $1.00 per share in 2005, net of share issue costs of $100,000	-	-	2,500,000	2,500	2,397,500	-	-	2,400,000
Stocks issued for exercise of warrants at $0.50 and $0.55 per share (Note 6)	-	-	1,614,359	1,614	825,565	-	-	827,179
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 7)	2,200	22	-	-	1,934,978	-	-	1,935,000
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	614,358	615	(610)	-	-	-
Beneficial conversion feature on convertible Series B preferred stock (Note 7)	-	-	-	-	315,244	-	-	315,244
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	701,740	-	-	701,740
Net (loss) for the year	-	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	20,984,966	$20,985	$8,413,243	$-	$(3,584,777)	$4,849,468
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	(17)	1,795,254	1,795	(1,778)	-	-	-
Stocks issued for exercise of warrants at $0.50 per share (Note 6)			228,571	228	114,058			114,286
Stocks issued for cashless exercise of stock options (Note 5)	-	-	89,502	90	(90)	-	-	-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	(105,081)	(105,081)
Issuance of stock options as compensation	-	-	-	-	866,142	-	-	866,142
Cancellation of stock options as compensation (Note 5)	-	-	-	-	(99,641)	-	-	(99,641)
Net (loss) for the period							(1,240,917)	(1,240,917)
Balance, June 30, 2005	-	$ -	23,098,293	$23,098	$9,291,934	$-	$(4,930,775)	$4,384,257
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Operations (Expressed in US dollars) (unaudited)
	Cumulative October 8, 2001 (inception) to June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004

General and administrative expenses
Consulting (Note 3)	$831,596	$142,131	$102,210
Directors fees	15,000	7,500	-
Insurance	58,234	9,415	46,569
Interest expense	7,500	-	-
Interest expense on long term debt	16,569	-	-
Investor relations (Note 5)	816,847	(46,336)	72,168
Legal and accounting	247,742	63,545	38,691
Lease rentals	75,030	60,013
Office and Miscellaneous	134,595	23,441	2,139
Professional fees	65,780	-	-
Purchase investigation costs	103,310	-	-
Rent	69,003	6,100	-
Shareholder relations	149,595	58,874	37,153
Stock based compensation	1,763,622	866,142	375,710
Telephone	27,283	3,145	-
Travel	162,212	59,166	679

Operating (loss)	(4,543,918)	(1,253,136)	(675,319)

Other income (expense)
Interest income	13,245	12,219	-
Gain on settlement of debt	37,045	-	-
Write-off of goodwill	(70,314)	-	-

Loss from continued operations	(4,563,942)	(1,240,917)	(675,319)
Net income from discontinued operations	21,082	-	-
Net Loss and comprehensive loss for the period	(4,542,860)	(1,240,917)	(675,319)
Series B preferred stock dividend	(72,672)	-	-
Dividend accretion of Series B Preferred Stock beneficial conversion feature (Note 7)	(315,243)	(105,081)	-

Net loss for the period applicable to common stockholders	$(4,930,775)	$(1,345,998)	$(675,319)

Basic and diluted earnings (loss) per share		$(0.06)	$(0.05)

Weighted average number of
common shares outstanding		22,075,954	13,143,870
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars) (unaudited)
	Cumulative October 8, 2001 (inception) to June 30, 2005	Three months Ended June 30, 2005	Three months Ended June 30, 2004
Cash flows provided by (used in) operating activities
Net (loss) for the period	$(4,542,859)	$(1,240,917)	$(675,319)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	2,195	-	-
- stock based compensation	1,763,622	866,142	375,710
- foreign exchange	2,688	-	-
- write-off of goodwill	70,114	-	-
- debt forgiven (note 3)	37,045	-	-
- net income from the discontinued operations	(21,082)	-	-
- write-off smart e-card distribution rights	200	-	-
- common shares issued for service rendered (Note 5)	95,665	(99,641)	-
Changes in non-cash working capital items:	-	-	-
- accounts payable and accrued liabilities	187,398	(370,833)	25,102
- accounts payable – related parties	40,386	(202,550)
- prepaid expenses and deposits	(24,753)	142,000	(21,000)
Net cash used in operating activities	(2,389,381)	(905,799)	(295,507)
Cash flows used in investing activities
Oil and gas properties	(3,401,007)	(1,081,573)	(227,154)
Loan	(62,684)	-	-
Acquisition of fixed assets	(12,927)	(10,732)	-
Net cash used in investing activities	(3,476,618)	(1,092,305)	(227,154)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	4,608,855	114,286	559,025
Net proceeds from issuance of Series B preferred stock	1,935,000	-	-
Proceeds from share subscriptions	80,000	-	40,000
Proceeds from promissory notes	98,421	-	-
Repayment of promissory notes	(59,109)	-	-
Repayment of shareholder loan	(80,000)	-	-
Net cash provided by financing activities	6,583,167	114,286	164,391
Increase in cash and cash equivalents	717,168	(1,883,818)	76,364
Cash and cash equivalents, beginning of period	-	2,600,986	12,621
Cash and cash equivalents, end of period	$717,168	$717,168	$88,985
Supplemental cash flow information:
Interest expenses paid	$13,013	$-	$-
Non-cash transactions:
Common stock issued for investors relations	$174,371	$(99,641)	$162,000
Forgiveness of accrued consulting fees payable to directors and officers	$110,527	$-	$-
Common stock issued for oil and gas properties	$456,000	$-	$228,000
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
1.	Incorporation and Continuance of Operations

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

	June 30, 2005	March 31, 2005
Deficit accumulated during the exploration stage	$(4,930,775)	$(3,584,777)
Working capital surplus	$309,674	$1,968,953

The Company has not generated any revenue to date.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financials statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-KSB for the year ended March 31, 2005.

3.	Related Party Transactions

a)             During the three months ended June 30, 2005, the Company paid or accrued $81,905 (2004 - $ nil) in consulting fees to directors and officers of the Company. In addition, the Company paid officers and directors of the Company $56,049 (2004 - $nil) for consulting fees relating to the Company’s oil and gas leases and $69,938 (2004 - $ nil) for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties.

b)             As of June 30, 2005, there was $110,635 (2004 – $nil) representing unpaid consulting fees owing to directors and officers. In fiscal year 2004, in anticipation of the change in business operation, $110,527 consulting fees (including $103,140 incurred in fiscal year 2004) owing to directors and officers were forgiven. This money was recorded as an additional paid-in capital.

c)	Also see Notes 4 and 8.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
4.	Oil and Gas Properties, Unproven

On May 11, 2004, Methane entered into a Lease Purchase and Sale Agreement (the “Agreement”) with GeoTrends-Hampton International LLC (“GHI”) to purchase GHI’s undivided working interest in certain oil and gas leases for the Coos Bay Basin prospect. This prospect is located onshore in the Coos Bay Basin of Oregon and any current negotiations that GHI had with the State of Oregon would be continued by the Company. As consideration for the acquisition of these oil and gas leases, the Company paid a total of $300,000 in cash and will issue 1,800,000 restricted common shares in three performance based tranches. The shares are valued at $0.38 per share, which is the fair value at the time that the agreement was negotiated. GHI will also maintain an undivided overriding royalty interest of 4% upon commercial production. The agreement closed on June 22, 2004. On closing, the Company paid $100,000 of the cash and 600,000 of the common shares. As at June 30, 2005 the Company has fully paid the $300,000 in cash and has issued 1,200,000 common shares. The remaining 600,000 common shares will be issued upon commencement of the Pilot Exploration Program. Subsequent to the completion of the Agreement, the principals of GHI were appointed as directors and officers of the Company.

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

The Company is committed to make annual land lease payments of $73,000 for the next five years and is committed to royalty payments of 12.5% on gross sales from the leases.

The total costs incurred and excluded from amortization are summarized as follows:

	Property acquisition	Seismic and land	Drilling and gathering	Geological and geophysical	Total
Costs incurred during periods ended:
June 30, 2005	$-	$110,101	$981,579	$196,737	$1,288,417
March 31, 2005	756,000	499,847	1,262,564	257,023	2,775,434
Total	$756,000	$609,948	$2,244,143	$453,760	$4,063,851

As at June 30, 2005, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

5.	Stock Options

On February 10, 2004, the Company’s Board of Directors adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”) which consisted of 1,800,000 stock options. As at June 30, 2005, 1,600,000 options were issued and exercised and 200,000 options remain outstanding of which 150,000 options are exercisable. Each outstanding option entitles the holder to acquire one common share at an exercise price of $0.50 per share. Vesting provisions for these options are 25% immediately and 25% every six months afterward until fully vested on December 31, 2005. These options expire on August 3, 2009 and have been registered pursuant to an S-8 filing. There are no additional shares available to be granted under the 2004 Plan.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
5.	Stock Options (continued)

During the fiscal year ended March 31, 2005, 600,000 stock options were granted outside the 2004 Plan. 200,000 stock options with an exercise price of $1.00 per share and another 200,000 with an exercise price of $2.00 per share were granted pursuant to a Mail Distribution Agreement with a third party (“Optionee”). These options vested immediately and were exercisable until November 1, 2005. These options had a cashless exercise provision whereby the optionee could elect to receive common stock in lieu of paying cash for the options based on a formula that includes using the average closing prices of the five trading days preceding the exercise date.

During the quarter ended June 30, 2005, the optionee elected to invoke the cashless exercise provision for the exercise of 200,000 options resulting in 89,502 common shares being issued and the other 200,000 stock options being cancelled. The cancellation of the 200,000 options, due to non-performance under the original agreement, resulted in the reversal of $99,641 which had previously been recorded to additional paid-in capital and investor relations expense. The other 200,000 stock options granted outside the 2004 Plan were to a consultant of the Company for public and investor relations services. These options have an exercise price of $0.83 per share, vested 25% immediately, and 25% every quarter thereafter. As at June 30, 2005, 150,000 of these options are exercisable but are not registered with an S-8 filing. Either party may terminate the investor relations agreement with thirty days written notice.

On March 17, 2005, the Company adopted the 2005 equity incentive plan (the “2005 Plan”) for executives, employees and outside consultants and advisors. A maximum of 2,000,000 shares of the Company’s common stock are subject to the 2005 Plan. During the quarter ended June 30, 2005, the Company granted 1,700,000 stock options to various directors and consultants of the Company under the 2005 Plan. Each option entitles the holder to acquire one common share at exercise prices ranging from $1.25 to $2.00 per share. These options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant. As at June 30, 2005, an S-8 has not been filed to register this plan.

As of June 30, 2005, there are 2,100,000 stock options outstanding; 200,000 options were granted pursuant to the 2004 Plan, 200,000 were granted outside of any stock option plan and 1,700,000 were granted pursuant to the 2005 Plan.

During the three months ended June 30, 2005, the Company recorded $866,142 (June 30, 2004 - $375,710) of stock based compensation.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
5.	Stock Options (continued)

A summary of stock option information from March 31, 2004 to June 30, 2005 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at March 31, 2004	100,000	$0.10
Granted	1,340,000	$0.68
Exercised	(640,000)	$0.10
Options outstanding at March 31, 2005	800,000	$1.08
Granted	1,700,000	$1.34
Exercised	(200,000)	$1.00
Cancelled	(200,000)	$2.00
Options outstanding at June 30, 2005	2,100,000	$1.21

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	200,000	4.35	$0.50	150,000	$0.50
$0.83	200,000	0.28	$0.83	150,000	$0.83
$1.25	1,500,000	4.77	$1.25	375,000	$1.25
$2.00	200,000	4.93	$2.00	50,000	$2.00
	2,100,000	4.35	$1.21	725,000	$1.06

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
5.	Stock Options (continued)

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-interest rate between 3.55– 3.99% (2004 – 2.75%), dividend yield 0% (2004 – 0%), volatility of 179% (2004 – 254-265%) and expected lives of approximately 4 years (2004 – 1-5 years).

A summary of weighted average fair value of stock options granted during the three months ended June 30, 2005 and March 31, 2005 is as follows:

		Weighted Average Exercise Price	Weighted Average Fair Value
Three months ended June 30, 2005
Exercise price is greater than market price at grant date:		$1.34	$1.20
Fiscal year ended March 31, 2005
Exercise price is greater than market price at grant date:		$1.50	$0.53
Exercise price is below, market price at grant date:		$0.34	$0.56
6.	Warrants

In June 2004, the Company issued warrants attached to a private placement to purchase 1,442,930 shares of common stock at $0.50 per share exercisable until May 19, 2006. In July 2004, the Company issued warrants attached to a private placement to purchase 500,000 shares of common stock at $0.55 per share exercisable until July 7, 2006.

A summary of the warrants outstanding as at June 30, 2005 is as follows:

Grant Date	Exercise Price	Granted	Exercised	June 30, 2005 Ending balance
May 20, 2004	$0.50	1,442,930	1,442,930	-
July 8, 2004	$0.55	500,000	400,000	100,000
Total		1,942,930	1,842,930	100,000

Each warrant entitles the holder to acquire one common share of the Company.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
7.	Series B Convertible Preferred Stock (“Series B Stock”)

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

(ii) $550,000 on the fifth business day following the filing date of the Registration Statement; and

(iii) $550,000 on the fifth business day following the effective date of the Registration Statement

Net proceeds received was $1,935,000 after payment of $220,000 in finders’ fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, of $315,244 which was accreted over nine months commencing October 1, 2004 (the minimum period that the preferred stockholder can convert all of their Series B Stock). The Company recorded accretion of $105,081 as a dividend for the three months ended June 30, 2005 (year ended March 31, 2005 - $210,163).

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
7.	Series B Convertible Preferred Stock (“Series B Stock”) (continued)

As of June 30, 2005, the Company accrued preferred stock dividends of $72,672.

During the quarter ended June 30, 2005, the Company issued the following common shares pursuant to exercise of the Series B Preferred stocks:

Conversion Date		# of Series B Stock	Conversion Price	Common Stock
April 1, 2005		100	$0.8386	119,252
April 6, 2005		5	0.7735	6,464
April 7, 2005		100	0.7735	129,282
April 28, 2005		125	0.7860	159,033
April 29, 2005		125	0.7860	159,033
May 2, 2005		395	0.7860	502,544
May 18, 2005		125	1.0887	114,816
May 25, 2005		125	1.1962	104,498
June 1, 2005		125	1.1962	104,498
June 8, 2005		475	1.2000	395,834
Total		1,700	$1.0560	1,795,253
8.	Commitments

On October 1, 2004, the Company entered into a consulting agreement for public and investor relations with a third party. The Company is committed to pay $5,000 per month for the service for the term of one year. Either party may terminate the agreement with thirty days written notice.

On January 1, 2005, the Company entered into a management consulting agreement with MGG Consulting, wholly-owned by the President of the Company. Pursuant to the agreement, the Company is committed to a rate of $1,000 per day unless terminated at any time by either party upon written notice.

9.	Subsequent Events

On July 19, 2005, the Company received gross proceeds of $3,300,000 pursuant to a private placement of 1,650,000 common stock at $2.00 per share. Finders’ fees paid on this transaction was $25,000.

On July 19, 2005, the Company also closed a private placement in its Series C preferred stock at $1,000 per share for $12,500,000 in gross proceeds (the “Private Placement”). The Series C preferred stock are senior to the common stock with respect to the payment of dividends and other distribution on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series C preferred stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series C preferred stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series C preferred stock plus all declared and unpaid dividends thereon, for each shares of Series C preferred stock held by them.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
9.	Subsequent Events (continued)

The Series C preferred stock are non-voting, carry a cumulative dividend rate of 5% per year, when and if declared by the Board of Directors of the Company, and are convertible into common stock at any time by dividing the dollar amount being converted (included accrued but unpaid dividends) by the lower of $3.00 or 85% of the volume weighted average trading price per common stock of the Company for 5 trading days. The holder of the Series C preferred stock may only convert up to a maximum of $950,000 of Series C preferred stock into common stock in any 30 day period. The Company may redeem the Series C preferred stock by paying 120% of the invested amount together with any unpaid dividends. Each share of Series C preferred stock will automatically convert into common stock at the conversion price then in effect two years from the date of issuance of each share.

As a condition of the private placement regarding the Series C preferred stock, the Company agreed to file a registration statement registering up to 12,500,000 shares of common stock (the “Registration Statement”) within 60 days of closing and to have the Registration Statement declared effective within 150 days of closing.

Each share of Series C preferred stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

The gross proceeds of this private placement will be received as follows:

(i) $6,000,000 was received on closing;

(ii) $3,500,000 on the second business day prior to the filing date of the Registration Statement; and

(iii) $3,000,000 on the effective date of the Registration Statement.

Net proceeds received to date were $5,539,500: closing funds of $6,000,000 less payment of $450,000 in fees (7.5% of gross proceeds) and $10,500 in legal fees.

10.	Comparative Figures

Certain of the comparative figures for June 30, 2004 have been reclassified to conform with the presentation adopted in the current period.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.

In evaluating these statements, you should consider various risk factors in other reports our company files with the SEC, including our Annual Report on Form 10-KSB for the year ended March 31, 2005. These factors may cause our company’s actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

Until June 22, 2004, when we closed on the purchase of certain oil and gas leases in the Coos Bay region, our business was to provide services to the e-commerce industry. Historically, these services have been comprised of marketing, e-commerce development and the sale and distribution of transaction processing and payment services. Since none of these services were sufficient to provide us with a sustainable foundation, we commenced reviewing opportunities in the resource sector in late fiscal 2004. Accordingly, the accumulated losses of $883,317 to March 31, 2004 reflect our past activities that have been either discontinued or abandoned.

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

A resource report completed during the quarter ended June 30, 2005 by an independent engineering firm has quantified a Natural Gas from Coal (NGC) resource under the lands currently leased by us in Coos County, Oregon, in excess of 1 TCF (trillion cubic feet). It is our expectation that this resource number should continue to increase as more lands are leased within Coos County in the coming months.

Estimated timeline over the next twelve months

August to December 2005	Commence pilot well drilling and testing.
January 2006 to July 2006	Continue pilot well testing (primarily a dewatering phase).

During the quarter ended June 30, 2005, we received a permit from the Oregon Department of Geology and Mineral Industries) to complete and test the Beaver Hill # 1 well and a completion rig moved onto the Beaver Hill # 1 location which will perforate and swab the Lower Coaledo Formation “D” coal seam (approximately 4,200 feet) to test for inflow of water and natural gas from this coal seam. The purpose of the test is to gather representative water and gas samples from the coal seam and to measure the volumes of water and gas recovered during the duration of the test. Personnel from an environmental consulting firm will be on site to supervise and conduct all water quality testing operations. This test information will increase our understanding of the Coos Bay basin coals and will allow us to engineer potential stimulation programs and to design production equipment for future wells scheduled to be drilled later this summer at the Beaver Hill location. We have also identified four additional well locations, which, along with Beaver Hill #1, will comprise the Beaver Hill Pilot Project, the first NGC project in Coos County. In addition, a second pilot program has been identified which should consist of 5 production test wells and commence at the conclusion of the Beaver Hill Pilot Project.

Major expenditures expected for the next 12 months include the following:

Exploration and drilling:	$11,600,000
Leasing:	700,000
Operating expenses:	1,100,000
General and administrative:	900,000
General working capital:	700,000
Total:	$15,000,000

Liquidity and Capital Resources

Our cash on hand was $717,169 as at June 30, 2005 compared to $2,600,986 at March 31, 2005. Our working capital surplus was $309,674 as at June 30, 2005 as compared to $1,968,953 as at March 31, 2005.

During, the three months ended June 30, 2005, we received net proceeds of $114,286 from the exercise of 228,571 warrants into shares of common stock. This compares to net proceeds of $559,025 from the issuance of shares of common stock and $40,000 in gross proceeds from a share subscription receivable agreement during the quarter ended June 30, 2004.

During the three months ended June 30, 2005, we incurred $1,288,417 on our Coos Bay project as compared to $227,154 during the comparable period in 2004. This included $110,101 (2004 - $121,163) in lease costs to secure the oil and gas rights, drilling costs of $981,579 (2004 - $ nil) for the drill-core program and $196,737 (2004 - $ nil) for geological and geophysical consulting fees. Additionally the quarter ended June 30, 2004 included a cash payment to GHI of $100,000 for acquisition costs. During the three months ended June 30, 2005, no additional acquisition costs were incurred.

Series B Convertible Preferred Shares

We are authorized to issue up to 5,000 shares of preferred stock, par value $0.01. On August 27, 2004, we closed a private placement of Series B convertible preferred stock for $2,200,000 in gross proceeds. Our Series B convertible preferred stock are non-voting, carry a cumulative dividend rate of 5% per year, and were convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $1.20 or 80% of the lowest volume weighted average trading price per share of our common stock for 10 trading days. As a condition of the private placement, we agreed to file a registration statement registering up to 5,000,000 shares of common stock in order to receive all of the proceeds of the private placement.

During the three months ended June 30, 2005, 1,700 Series B convertible preferred shares were converted into 1,795,254 shares of our common stock at an average price of $1.06 per share of common stock. During the fiscal year ended March 31, 2005, 500 Series B convertible preferred shares were converted into 614,358 shares of our common stock at an average price of $0.83 per share of common stock. As at June 30, 2005, there were no Series B convertible preferred shares outstanding. Refer to note 7 of the financial statements incorporated herein.

Warrants

During the fiscal year ended March 31, 2005, we issued warrants attached to a private placement to purchase 1,442,930 shares of our common stock at a price of $0.50 per share exercisable until May 19, 2006. We also issued warrants attached to a private placement to purchase 500,000 shares of our common stock at a price of $0.55 per share exercisable until July 7, 2006. During the three months ended June 30, 2005, 228,571 shares of common stock were issued pursuant to the exercise of share purchase warrants for proceeds of $114,286. As at June 30, 2005, 100,000 share purchase warrants at a price of $0.55 per share remain outstanding. Refer to note 6 of the financial statements incorporated herein.

$2,500,000 Private Placement

To obtain funding for our ongoing operations during the fiscal year ended March 31, 2005, we entered into two stock purchase agreements with two accredited investors on February 11, 2005 for the sale of 2,500,000 shares of our common stock for $2,500,000. The investors provided us with an aggregate of $2,500,000 on February 15, 2005, pursuant to the stock purchase agreements. The funds from the sale of the shares of common stock was used for exploratory core drilling and for general working capital.

Additional Financing

Subsequent to the quarter ended June 30, 2005, we closed a private placement with three institutional investors resulting in gross proceeds of $3,300,000 by issuing 1,650,000 shares of common stock at a price of $2.00 per share. These placement proceeds will be used to fund our pilot well program in Coos Bay, Oregon. We also completed a $12,500,000 Series C preferred stock offering. Under the terms of this financing, we received gross proceeds of $6,000,000 and are scheduled to receive another $3,500,000 just prior to filing a registration statement registering the offering plus another $3,000,000 upon effectiveness of the registration statement. These proceeds will also be used to fund our Coos Bay program and for general working capital. For more details please review our Form 8-K filing regarding these offerings and refer to note 9 of the financial statements incorporated herein.

Results of Operations

The results of operations include the results of Torrent and its wholly owned subsidiary, Methane Energy Corporation, for the three months ended June 30, 2005 and Torrent and its wholly owned subsidiary, Catalyst Technologies Inc., for the three months ended June 30, 2004. During the three months ended June 30, 2005, Torrent performed all of the administrative operations while the subsidiary, Methane, holds the interests in the leases and operates the Coos Bay project.

For the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Operating Expenses. Operating expenses rose considerably between the periods due to our increased activity compared to the prior period when we were beginning to reestablish our operations. During the three months ended June 30, 2005, we completed drilling on the fifth and last core hole in our multi-hole program in Coos Bay Basin of Oregon and commenced completion and testing operations on our Beaver Hill # 1 well location. Operating expenses consisted of consulting fees, investor relation’s expenses, accounting and legal fees, stock based compensation and other general corporate expenses.

Operating expenses were $1,253,136 for the three months ended June 30, 2005, compared with $675,319 for the three months ended June 30, 2004. A significant portion of the increase in expenditures was attributable to stock- based compensation expenses of $866,142 related to the granting of three tranches of stock options during the quarter ended June 30, 2005 (2004 - $375,710). Investor relations expenses (recovery) were $(46,336) for the three months ended June 30, 2005, compared with $72,168 for the three months ended June 30, 2004. This expense recovery resulted from the regular investor relations expenses of $53,305 being netted against a reversal of $(99,641). This reversal relates directly to the cancellation of 200,000 stock options that were originally granted during the fiscal year ended March 31, 2005.

We recorded the remaining $105,081 for dividend accretion related to the beneficial conversion feature on the Series B preferred stock during the quarter ended June 30, 2005.

Consulting fees were $142,131 for the three months ended June 30, 2005, compared with $102,210 for the three months ended June 30, 2004. The increase is a result of our increased activity compared to the prior period when we were only beginning to reestablish our operations. Insurance expenses were $9,415 for the three months ended June 30, 2005 compared to $46,569 for the three months ended June 30, 2004. In 2004, we were required to have pollution liability coverage and a drilling permit bond in order to secure certain leases and commence the drill core program.

During the three months ended June 30, 2005, we paid $60,013 for annual lease rentals pursuant to our oil and gas leases. We are not required to make any future payments until the fourth quarter of the current fiscal year.

Shareholder relation expenses were $58,874 during the three months ended June 30, 2005 and consisted of costs associated with disseminating press releases, costs of the transfer agent, costs of research coverage and the costs of maintaining our website, www.torrentenergy.com. This compares with $37,153 in shareholder relations expenses for the comparative period in 2004.

Legal and accounting costs rose during the period primarily as a result of increased fees to comply with regulatory and audit requirements, and to close financings. As a result, our legal and accounting costs were $63,545 for the three months ended June 30, 2005, compared to $38,691 for the three months ended June 30, 2004.

We invested excess cash in term deposits during the three months ended June 30, 2005 resulting in interest revenue of $12,219. No such investments were made in the three months ended June 30, 2004.

Net Loss for the Period. We recorded a net loss of $1,240,917 for the three months ended June 30, 2005, compared with a net loss of $675,319 for the three months ended June 30, 2004.

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

We incurred net losses of $1,240,917 for the period ended June 30, 2005 and $675,319 for the period ended June 30, 2004. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $15,000,000 to fund our continued operations for the twelve month period ending June 30, 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated June 3, 2005, our independent auditors stated that our financial statements for the fiscal year ended March 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

As our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

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

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In July 2005, we agreed to issue 12,500 shares of Series C convertible preferred stock for $12,500,000. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In July 2005, we issued 1,650,000 shares of our common stock at an exercise price of $2.00 pursuant to a private placement in exchange for aggregate cash payments of $3,300,000. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

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

Item 3.	Default upon Senior Notes

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws

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

3.3            Articles of Amendment to the Restated Articles of Incorporation, creating Series C convertible preferred stock (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2005).

3.4            Bylaws (incorporated by reference from our Annual Report on Form 10-KSB/A filed on February 11, 2004).

(10)	Material Contracts

10.1          Lease Purchase and Sale Agreement dated May 11, 2004 among Scarab Systems, Inc., Methane Energy Corp. and Geo-Trends-Hampton International, LLC (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2004).

10.2          Amending Agreement to Lease Purchase and Sale Agreement dated May 19, 2004 between Scarab Systems, Inc. and Methane Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on June 23, 2004).

10.3          Second Amending Agreement to Lease Purchase and Sale Agreement dated June 11, 2004 between Scarab Systems, Inc. and Methane Energy Corp. (incorporated by reference from our Current Report on Form 8-K filed on June 23, 2004).

10.4          Scarab Systems, Inc. 2004 Non-Qualified Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 19, 2004).

10.5          Investment Rights Agreement dated August 27, 2004 between Torrent Energy Corporation and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

10.6          Registration Rights Agreement dated August 27, 2004 between Torrent Energy Corporation and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

10.7          Consulting Agreement dated January 1, 2005 between Torrent Energy Corporation and MGG Consulting (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.8          Securities Purchase Agreement dated February 11, 2005 between Torrent Energy Corporation and Placer Creek Investors (Bermuda) L.P. (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.9          Securities Purchase Agreement dated February 11, 2005 between Torrent Energy Corporation and Placer Creek Partners, L.P. (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.10        Investment Rights Agreement dated July 12, 2005 between Torrent Energy Corporation and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2005).

10.11        Registration Rights Agreement dated July 12, 2005 between Torrent Energy Corporation and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2005).

10.12        Form of Securities Purchase Agreement dated July 11, 2005 between Torrent Energy Corporation and each of Placer Creek Partners, L.P., Placer Creek Investors (Bermuda) L.P. and SDS Capital Group SPC, Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2005).

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on June 30, 2005).

(21)	Subsidiaries

Methane Energy Corp., an Oregon company

Cascadia Energy Corp., a Washington company

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certifications
32.1	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

TORRENT ENERGY CORPORATION

By:	/s/ Mark Gustafson

Mark Gustafson

President, Chief Executive Officer,

Acting Chief Financial Officer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: August 10, 2005