Form 10QSB
period 2005-09-30
TORRENT ENERGY CORP
filed 2005-11-21
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

24,848,293 shares of common stock were outstanding and outstanding as of November 1, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Part I -- Financial Information

Item 1. Financial Statements.

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2005, and its results of operations for the six month periods ended September 30, 2005 and 2004 and its cash flows for the six month periods ended September 30, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Balance Sheets (Expressed in US dollars) (unaudited)
	September 30, 2005	March 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$9,167,374	$2,600,986
Accounts receivable (Note 4)	76,724	-
Prepaid expenses and deposits (Note 4)	1,053,549	166,753
Total current assets	10,297,647	2,767,739
Oil and gas properties, unproven (Note 4)	8,648,812	2,775,434
Office furniture and equipment	13,624	-
Preferred stock discount (Note 8)	-	105,081
Total assets	$18,960,083	$5,648,254
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$2,949,921	$483,178
Accounts payable – related parties (Note 3)	68,462	242,936
Preferred stock dividends payable (Notes 7 and 8)	63,219	72,672
Total current liabilities	3,081,602	798,786
Commitments and Contingencies (Notes 4 and 10)
STOCKHOLDERS’ EQUITY
Share capital
Convertible Series B preferred stock, $0.01 par value, 5,000 shares
authorized, nil shares issued and outstanding (March 31, 2005 –1,700)	-	17
Convertible Series C preferred stock, $0.01 par value, 25,000 shares
authorized, 9,500 shares issued and outstanding (March 31, 2005 – nil)	95	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
24,748,293 shares issued and outstanding (March 31, 2005 – 20,984,966)	24,748	20,985
Additional paid in capital	21,956,682	8,413,243

Deficit accumulated during the exploration stage	(6,103,044)	(3,584,777)
Total stockholders’ equity	15,878,481	4,849,468
Total liabilities and stockholders’ equity	$18,960,083	$5,648,254
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to September 30, 2005 (Expressed in US dollars) (unaudited)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued for cash at $0.001 per share in October 2001	-	$-	-	$-	5,425,000	$5,425	$-	$-	$-	$5,425
Stock issued for intangible asset acquisition at $0.001 per share in October 2001	-	-	-	-	200,000	200	-	-	-	200
Issued 1,440,000 common stock at $0.001 per share in October 2001	-	-	-	-	1,440,000	1,440	-	(1,440)	-	-
Stock issued at $0.50 per share in November 2001	-	-	-	-	675,000	675	336,825	(337,500)	-	-
Stock issued for cash at $0.50 per share in January 2002	-	-	-	-	390,000	390	194,610	-	-	195,000
Net (loss) for the period	-	-	-	-	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	-	$-	-	$-	8,130,000	$8,130	$531,435	$(338,940)	$(112,434)	$88,191
Stock issued for cash at $0.25 to $0.50 per share in April 2003	-	-	-	-	130,000	130	39,870	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	-	-	-	-	1,446,299	1,446	(1,446)	-	-	-
Acquisition of MarketEdgeDirect	-	-	-	-	-	-	-	337,500	-	337,500
Proceeds of share subscription	-	-	-	-	-	-	-	1,440	-	1,440
Return of stocks in connection with disposal of MarketEdgeDirect	-	-	-	-	(540,000)	(540)	(358,042)	-	-	(358,582)
Proceeds of 96,000 share subscription at $0.40 to $0.50 per share	-	-	-	-	-	-	-	40,500	-	40,500
241,020 shares allotted for services rendered at $0.10 to $0.40 per share	-	-	-	-	-	-	33,306	-	-	33,306
Net (loss) for the year	-	-	-	-	-	-	-	-	(396,277)	(396,277)
Balance, March 31, 2003	-	$-	-	$-	9,166,299	$9,166	$245,123	$40,500	$(508,711)	$(213,922)
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to September 30, 2005 (Expressed in US dollars) (unaudited)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Stocks issued for services rendered and recorded in fiscal year 2004	-	$-	-	$-	241,020	$241	$(241)	$-	$-	$-
Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	-	-	-	-	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	-	-	-	-	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	-	-	-	-	1,200,000	1,200	118,800	-	-	120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	-	-	-	-	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	-	-	-	-	195,740	-	-	195,740
Forgiveness of debt – related party (Note 3)	-	-	-	-	-	-	110,527	-	-	110,527
Net (loss) for the year	-	-	-	-	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	-	$-	-	$-	$12,173,319	$12,173	$855,883	$-	$(883,317)	$(15,261)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	-	-	-	640,000	640	63,360	-	-	64,000
Stocks and warrants issued under a private placement at $0.35 per share in May 2004 (Note 6)	-	-	-	-	1,442,930	1,443	503,582	-	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004	-	-	-	-	300,000	300	161,700	-	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004 and January 2005 (Note 4)	-	-	-	-	1,200,000	1,200	454,800	-	-	456,000
Stocks and warrants issued under a private placement at $0.40 per share in July 2004 (Note 6)	-	-	-	-	500,000	500	199,500	-	-	200,000
Stocks issued under a private placement at $1.00 per share in 2005, net of share issue costs of $100,000	-	-	-	-	2,500,000	2,500	2,397,500	-	-	2,400,000
Stocks issued for exercise of warrants at $0.50 and $0.55 per share (Note 6)	-	-	-	-	1,614,359	1,614	825,565	-	-	827,179
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION` (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to September 30, 2005 (Expressed in US dollars) (unaudited)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 7)	2,200	$22	-	$-	-	$-	$1,934,978	$-	$-	$1,935,000
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	-	-	614,358	615	(610)	-	-	-
Beneficial conversion feature on convertible Series B preferred stock (Note 7)	-	-	-	-	-	-	315,244	-	-	315,244
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	-	-	701,740	-	-	701,740
Net (loss) for the year	-	-	-	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	-	-	20,984,966	$20,985	$8,413,243	$-	$(3,584,777)	$4,849,468
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	(17)	-	-	1,795,254	1,795	(1,778)	-	-	-
Stocks issued for exercise of warrants at $0.50 per share (Note 6)	-	-	-	-	228,571	228	114,058	-	-	114,286
Stocks issued for cashless exercise of stock options (Note 5)	-	-	-	-	89,502	90	(90)	-	-	-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	(105,081)	(105,081)
Cancellation of stock options as compensation (Note 5)	-	-	-	-	-	-	(99,641)	-	-	(99,641)
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to September 30, 2005 (Expressed in US dollars) (unaudited)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued at $2 per common share under a private placement in July 2005, net of issuance costs (Note 9)	-	$-	-	$-	1,650,000	$1,650	$3,273,350	$-	$-	$3,275,000
Convertible Series C preferred stock issued under a private placement at $1,000 per Series C share in July 2005, net of issuance costs (Note 8)	-	-	9,500	95	-	-	8,776,895	-	-	8,776,990
Beneficial conversion feature on convertible Series C preferred stock (Note 8)	-	-	-	-	-	-	172,638	-	-	172,638
Accretion of Series C beneficial conversion feature (Note 8)	-	-	-	-	-	-	-	-	(172,638)	(172,638)
Stock based compensation for the period							1,308,007			1,308,007
Series C stock dividend	-	-	-	-	-	-	-	-	(63,219)	(63,219)
Net (loss) for the period	-	-	-	-	-	-	-	-	(2,177,329)	(2,177,329)
Balance, September 30, 2005	-	-	9,500	$95	24,748,293	$24,748	$21,956,682	$-	$(6,103,044)	$15,878,481
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Operations (Expressed in US dollars) (unaudited)
	Cumulative October 8, 2001 (inception) to September 30, 2005	Three months Ended September 30, 2005	Three months Ended September 30, 2004	Six months Ended September 30, 2005	Six months Ended September 30, 2004

General and administrative expenses
Consulting (Note 3)	$1,096,330	$264,734	$12,977	$406,865	$115,187
Directors fees	22,500	7,500	-	15,000	-
Lease rentals	75,030	-	-	60,013	-
Insurance	128,126	69,892	-	79,307	46,569
Interest expense	7,500	-	7,500	-	7,500
Interest expense on long term debt	16,569	-	-	-	-
Investor relations (Note 5)	847,419	30,572	148,932	(15,764)	221,100
Legal and accounting	386,571	73,049	21,898	136,594	60,589
Office and miscellaneous	177,226	42,631	8,172	66,072	10,311
Purchase investigation costs	103,310	-	101,651	-	101,651
Rent	81,443	12,440	2,800	18,540	2,800
Shareholder relations	181,388	31,793	43,293	90,667	80,446
Stock based compensation	2,205,487	441,865	85,626	1,308,007	461,336
Telephone	40,130	12,847	-	15,992	-
Travel	228,823	66,611	9,821	125,777	10,500
Joint venture cost recovery (Note 4)	(76,724)	(76,724)	-	(76,724)	-
Operating (loss)	(5,521,128)	(977,210)	(442,670)	(2,230,346)	(1,117,989)

Other income (expense)
Interest income	54,043	40,798	163	53,017	163
Gain on settlement of debt	37,045	-	-	-	-
Write-off of goodwill	(70,314)	-	-	-	-

Loss from continued operations	(5,500,354)	(936,412)	(442,507)	(2,177,329)	(1,117,826)
Net income from discontinued operations	21,082	-	-	-	-
Net Loss and comprehensive loss for the period	(5,479,272)	(936,412)	(442,507)	(2,177,329)	(1,117,826)
Series B preferred stock dividend	(72,672)	-	-	-	-
Series C preferred stock dividend	(63,219)	(63,219)	-	(63,219)	-
Dividend accretion of Series B preferred stock beneficial conversion feature (Note 7)	(315,243)	-	-	(105,081)	-
Dividend accretion of Series C preferred stock beneficial conversion feature (Note 8)	(172,638)	(172,638)	-	(172,638)	-

Net loss for the period applicable to common stockholders	$(6,103,044)	$(1,172,269)	$(442,507)	$(2,518,267)	$(1,117,826)

Earnings (loss) per share – basic and diluted	$(0.46)	$(0.05)	$(0.03)	$(0.11)	$(0.08)

Weighted average number of
common shares outstanding	13,257,698	24,407,532	15,432,812	23,247,624	14,376,869
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars) (unaudited)
	Cumulative October 8, 2001 (inception) to September 30, 2005	Three months Ended September 30, 2005	Three months Ended September 30, 2004	Six months Ended September 30, 2005	Six months Ended September 30, 2004

Cash flows provided by (used in) operating activities
Net (loss) for the period	$(5,479,272)	$(936,412)	$(442,507)	$(2,177,329)	$(1,117,826)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	3,805	1,610	-	1,610	-
- stock based compensation	2,205,487	441,865	85,626	1,308,007	461,336
- foreign exchange	2,688	-	-	-	-
- write-off of goodwill	70,114	-	-	-	-
- debt forgiven	37,045	-	-	-	-
- net income from discontinued operations	(21,082)	-	-	-	-
- write off smart e-card	200	-	-	-	-
- common shares issued for services rendered	95,665	-	-	(99,641)	-
Changes in operating assets and liabilities
- accounts receivable	(76,724)	(76,724)	21,000	(76,724)	-
- prepaid expenses and deposits	(1,053,549)	(1,028,796)	-	(886,796)	-
- accounts payable and accrued liabilities	2,886,591	2,658,807	105,896	2,292,269	130,998
Net cash from (used in) operating activities	(1,329,031)	1,060,350	(229,985)	361,396	(525,492)
Cash flows used in investing activities
Oil and gas properties	(7,985,967)	(4,584,960)	(329,429)	(5,873,378)	(556,583)
Loan	(62,684)	-	-	-	-
Acquisition of fixed assets	(17,429)	(4,502)	-	(15,234)	-
Net cash used in investing activities	(8,066,080)	(4,589,462)	(329,429)	(5,888,612)	(556,583)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	7,883,855	3,275,000	170,000	3,389,286	769,025
Net proceeds from issuance of Series B preferred stock	1,935,000	-	1,450,000	-	1,450,000
Net proceeds from issuance of Series C preferred stock	8,776,990	8,776,990	-	8,776,990	-
Payment of dividend	(72,672)	(72,672)	-	(72,672)	-
Proceeds from shareholder loan	80,000	-	-	-	-
Proceeds from promissory notes	98,421	-	-	-	-
Repayment of promissory note	(59,109)	-	-	-	-
Repayment of shareholder loan	(80,000)	-	-	-	-
Net cash provided by financing activities	18,562,485	11,979,318	1,620,000	12,093,604	2,219,025
Increase in cash and cash equivalents	9,167,374	8,450,206	1,060,586	6,566,388	1,136,950
Cash and cash equivalents, beginning of period	-	717,168	88,985	2,600,986	12,621
Cash and cash equivalents, end of period	$9,167,374	$9,167,374	$1,149,571	$9,167,374	$1,149,571
Supplemental cash flow information:
Interest expenses paid	13,013	-	7,500	-	7,500
Non-cash transactions:
Common stock issued (cancelled) for investor relations services	174,371	-	-	(99,641)	162,000
Forgiveness of accrued consulting fees payable to officers and directors	110,527	-	-	-	-
Common stock issued for oil and gas properties	456,000	-	-	-	228,000
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
1.	Nature and Continuance of Operations

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

	September 30, 2005	March 31, 2005
Deficit accumulated during the exploration stage	$(6,103,044)	$(3,584,777)
Working capital surplus	$7,216,045	$1,968,953

The Company has not generated any revenue to date.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

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

a)             During the six months ended September 30, 2005, the Company paid or accrued $215,753 (2004 - $ nil) in consulting fees to directors and officers of the Company. In addition, the Company paid officers and directors of the Company $61,600 (2004 - $nil) for consulting fees relating to the Company’s oil and gas leases and $122,000 (2004 - $ nil) for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties.

b)             As of September 30, 2005, there was $68,462 (2004 – $nil) representing unpaid consulting fees and reimburseable expenses owing to directors and officers. In fiscal year 2004, in anticipation of the change in business operation, $110,527 in consulting fees (including $303,280 incurred in fiscal year 2004) owing to directors and officers was forgiven. This money was recorded as an additional paid-in capital.

c)	Also see Notes 4 and 10.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
3.	Related Party Transactions (continued)

d)             The above noted transactions were in the normal course of business and were measured at the exchange amount, which is the amount of consideration established and agreed to by its related parties.

4.	Oil and Gas Properties, Unproven

Coos Bay Property. On May 11, 2004, Methane entered into a Lease Purchase and Sale Agreement (the “Agreement”) with GeoTrends-Hampton International LLC (“GHI”) to purchase GHI’s undivided working interest in certain oil and gas leases for the Coos Bay Basin prospect. This prospect is located onshore in the Coos Bay Basin of Oregon and any current negotiations that GHI had with the State of Oregon would be continued by the Company. As consideration for the acquisition of these oil and gas leases, the Company paid a total of $300,000 in cash and will issue 1,800,000 restricted common shares in three performance based tranches. The shares were valued at $0.38 per share, which was the fair value at the time that the agreement was negotiated. GHI will also maintain an undivided overriding royalty interest of 4% upon commercial production. The agreement closed on June 22, 2004. On closing, the Company paid $100,000 of the cash and 600,000 of the common shares. As at September 30, 2005 the Company has fully paid the $300,000 in cash and has issued 1,200,000 common shares. The remaining 600,000 common shares will be issued upon commencement of the Pilot Exploration Program. As at September 30, 2005, the remaining shares had not been issued. Subsequent to the completion of the Agreement, the principals of GHI were appointed as directors and officers of the Company.

Pursuant to the GHI Agreement, the Company acquired leases of certain properties in the Coos Bay area of Oregon which are prospective for oil and gas exploration and cover approximately 50,000 acres. On July 1, 2004, the Company completed the negotiations with the State of Oregon on an additional leasing of 10,400 acres of land within the Coos Bay Basin in Oregon, which are subject to annual lease payments of $1 per acre.

The Company is committed to make annual land lease payments of $73,000 for the next five years and is committed to royalty payments of 12.5% on gross sales from the leases.

Related to its exploration program, Methane has escrowed $1,000,000 through an attorney to provide assurance of payment to the company from which it obtained the drilling rig being used to complete the Pilot Exploration Program at Coos Bay. The deposit is fully refundable upon payment of all obligations owed to the owner of the drilling rig. As at September 30, 2005, amounts owing and attributable the this arrangement totaled $650,260 and is included in accounts payable.

Cedar Creek Property. On August 9, 2005, Cascadia executed a lease option agreement with Weyerhauser Company to lease 100,000 acres that it may select from an overall 365,000 acreage block in the Cedar Creek area of Washington state. Cascadia intends to commence an exploratory work program in 2006 for possible hydrocarbon deposits on acreage it may select from the acreage block. Cascadia also has been granted a two-year first right of refusal on the balance of the Cedar Creek Block that it does not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which the Company paid $60,000 (See “Joint Venture”). In addition, Cascadia may extend the term of its option for an additional year by committing to a work program based on the number of acres selected initially for exploration activity. Alternatively, the Company may simply execute a lease agreement on the acreage at a rate of $1.00 per acre per year. As at September 30, 2005, the Company has no work program commitments.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
4.	Oil and Gas Properties, Unproven (continued)

Coincident with the Weyerhauser transaction, Cascadia has also entered into a joint venture agreement (“Joint Venture”) dated August 12, 2005 with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia will serve as operator of the Joint Venture with a 60 percent interest in the Joint Venture; while St. Helens will actively assist in evaluating the area, developing exploratory leads and prospects, and providing 40 percent of the funding to pursue exploration and development of the prospect, including the $40,000 lease option consideration. During the quarter ended September 30, 2005, Cascadia had expended $292,810 on the Cedar Creek prospect of which St. Helens’s unpaid share equaled $76,724, which is included in accounts receivable. Earlier in the current quarter, Cascadia had recovered $40,000 from St. Helens, representing 40 percent of the $100,000 Cedar Creek lease rental payment paid to Weyerhauser Company. Cascadia has recorded St. Helens’s outstanding balance of project costs as a receivable with a series of corresponding invoices being issued.

The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Property acquisition	Seismic and land	Drilling and gathering	Geological and geophysical	Total
Coos Bay
Six months ended September 30, 2005	$-	$287,828	$5,107,087	$324,030	$5,718,945
Inception through March 31, 2005	756,000	499,847	1,262,564	257,023	2,775,434
Total	$756,000	$787,675	$6,369,651	$581,053	$8,494,379
Cedar Creek
Six months ended September 30, 2005	$60,000	$94,433	-	-	$154,433
Inception through March 31, 2005	-	-	-	-	-
Total	$60,000	$94,433	$-	$-	$154,433
Total Oil and Gas Properties	$816,000	$882,108	$6,369,651	$581,053	$8,648,812

As at September 30, 2005, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
5.	Stock Options

On February 10, 2004, the Company’s Board of Directors adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”) which consisted of 1,800,000 stock options. As at September 30, 2005, 1,600,000 options were issued and exercised and 200,000 options remain outstanding of which 150,000 options are exercisable. Each outstanding option entitles the holder to acquire one common share at an exercise price of $0.50 per share. Vesting provisions for these options are 25% immediately and 25% every six months afterward until fully vested on December 31, 2005. These options expire on August 3, 2009 and have been registered pursuant to an S-8 filing. There are no additional shares available to be granted under the 2004 Plan.

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

During the six months ended September 30, 2005, the optionee elected to invoke the cashless exercise provision for the exercise of 200,000 options resulting in 89,502 common shares being issued and the other 200,000 stock options being cancelled. The cancellation of the 200,000 options, due to non-performance under the original agreement, resulted in the reversal of $99,641 which had previously been recorded to additional paid-in capital and investor relations expense. The other 200,000 stock options granted outside the 2004 Plan were to a consultant of the Company for public and investor relations services. These options have an exercise price of $0.83 per share, vested 25% immediately, and 25% every quarter thereafter. As at September 30, 2005, 200,000 of these options are exercisable and have been registered with an S-8 filing dated August 31, 2005. Either party may terminate the investor relations agreement with thirty days written notice.

On March 17, 2005, the Company adopted the 2005 equity incentive plan (the “2005 Plan”) for executives, employees and outside consultants and advisors. A maximum of 2,000,000 shares of the Company’s common stock are subject to the 2005 Plan. During the six months ended September 30, 2005, the Company granted 1,700,000 stock options to various directors and consultants of the Company under the 2005 Plan. Each option entitles the holder to acquire one common share at exercise prices ranging from $1.25 to $2.00 per share. These options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant. As at September 30, 2005, an S-8 was filed to register this plan with an amendment to increase the number of shares under the plan by 500,000 to a total of 2,500,000 shares.

As of September 30, 2005, there are 2,100,000 stock options outstanding; 200,000 options were granted pursuant to the 2004 Plan, 200,000 were originally granted outside of any stock option plan (but were subsequently included in the August 31, 2005 S-8 filing) and 1,700,000 were granted pursuant to the 2005 Plan. Also see Note 11. No stock options were granted during the three months ended September 30, 2005.

During the six months ended September 30, 2005, the Company recorded $1,308,007 (September 30, 2004 - $375,710) of stock based compensation.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
5.	Stock Options (continued)

A summary of stock option information from March 31, 2004 to September 30, 2005 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at March 31, 2004	100,000	$0.10
Granted	1,340,000	$0.68
Exercised	(640,000)	$0.10
Options outstanding at March 31, 2005	800,000	$1.08
Granted	1,700,000	$1.34
Exercised	(200,000)	$1.00
Cancelled	(200,000)	$2.00
Options outstanding at September 30, 2005	2,100,000	$1.21

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	200,000	3.84	$0.50	150,000	$0.50
$0.83	200,000	0.03	$0.83	200,000	$0.83
$1.25	1,500,000	4.52	$1.25	375,000	$1.25
$2.00	200,000	4.67	$2.00	50,000	$2.00
	2,100,000	4.04	$1.21	775,000	$1.04

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

A summary of weighted average fair value of stock options granted during the six months ended September 30, 2005 and March 31, 2005 is as follows:

		Weighted Average Exercise Price	Weighted Average Fair Value
Six months ended September 30, 2005
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

A summary of the warrants outstanding as at September 30, 2005 is as follows:

Issue Date	Exercise Price	Issued	Exercised	September 30, 2005 Ending balance
May 20, 2004	$0.50	1,442,930	1,442,930	-
July 8, 2004	$0.55	500,000	400,000	100,000
Total		1,942,930	1,842,930	100,000

Each warrant entitles the holder to acquire one common share of the Company.

7.	Series B Convertible Preferred Stock (“Series B Stock”)

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

(ii) $550,000 on the fifth business day following the filing date of the Registration Statement; and

(iii) $550,000 on the fifth business day following the effective date of the Registration Statement

Net proceeds received was $1,935,000 after payment of $220,000 in finders’ fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, of $315,244 which was accreted over nine months commencing October 1, 2004 (the minimum period that the preferred stockholder can convert all of their Series B Stock). The Company recorded accretion of $105,081 as a dividend for the six months ended September 30, 2005 (year ended March 31, 2005 - $210,163).

As of September 30, 2005, the Company paid preferred stock dividends of $72,672 on the Series B Stock.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
7.	Series B Convertible Preferred Stock (“Series B Stock”) (continued)

During the quarter ended June 30, 2005, the Company issued the following common shares pursuant to exercise of the Series B Stocks:

Conversion Date	# of Series B Stock	Conversion Price	Common Stock
April 1, 2005	100	$0.8386	119,252
April 6, 2005	5	0.7735	6,464
April 7, 2005	100	0.7735	129,282
April 28, 2005	125	0.7860	159,033
April 29, 2005	125	0.7860	159,033
May 2, 2005	395	0.7860	502,544
May 18, 2005	125	1.0887	114,816
May 25, 2005	125	1.1962	104,498
June 1, 2005	125	1.1962	104,498
June 8, 2005	475	1.2000	395,834
Total	1,700	$1.0560	1,795,254
8.	Series C Convertible Preferred Stock (“Series C Stock”)

On July 19, 2005, the Company also closed a private placement in its Series C Stock at $1,000 per share for 12,500 shares (the “Private Placement”). The Series C Stock are senior to the common stock with respect to the payment of dividends and other distribution on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series C Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series C Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series C Stock plus all declared and unpaid dividends thereon, for each shares of Series C Stock held by them.

The Series C Stock are non-voting, carry a cumulative dividend rate of 5% per year, when and if declared by the Board of Directors of the Company, and are convertible into common stock at any time by dividing the dollar amount being converted (included accrued but unpaid dividends) by the lower of $3.00 or 85% of the volume weighted average trading price per common stock of the Company for 5 trading days. The holder of the Series C Stock may only convert up to a maximum of $950,000 of Series C Stock into common stock in any 30 day period. The Company may redeem the Series C Stock by paying 120% of the invested amount together with any unpaid dividends. Each share of Series C Stock will automatically convert into common stock at the conversion price then in effect two years from the date of issuance of each share.

As a condition of the private placement regarding the Series C Stock, the Company agreed to file a registration statement registering up to 12,500,000 shares of common stock (the “Registration Statement”) within 60 days of closing and to have the Registration Statement declared effective within 150 days of closing.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
8.	Series C Convertible Preferred Stock (“Series C Stock”) (continued)

Each share of Series C Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

The gross proceeds of this private placement will be received as follows:

(i) $6,000,000 was received on closing;

(ii) $3,500,000 was received on the second business day prior to the filing date of the Registration Statement; and

(iii) $3,000,000 will be received on the fifth business day following effective date of the Registration Statement. There are no assurances that the Company’s Registration Statement will become effective and that the Company will receive the last payment of $2,775,000, net of the 7.5% finders’ fee.

Net proceeds received as of September 30, 2005 totaled $8,776,990 after payment of finders’ fees and legal costs of $712,500 and $10,510 respectively. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, of $1,555,873 which is being accreted over twenty-four (24) months commencing July 15, 2005. Accretion of $172,638 was recorded for the six months ended September 30, 2005.

As of September 30, 2005, the Company had accrued $63,219 for dividends on the Series C Stock.

9.	Common Stock

On July 19, 2005, the Company received gross proceeds of $3,300,000 pursuant to a private placement of 1,650,000 shares of common stock at $2.00 per share. Finders’ fees paid on this transaction totaled $25,000.

10.	Commitments

Effective October 1, 2004, the Company entered into a consulting agreement for public and investor relations with a third party. The Company is committed to pay $5,000 per month for the service for the term of one year. Either party may terminate the agreement with thirty days written notice.

On January 1, 2005, the Company entered into a management consulting agreement with MGG Consulting, wholly-owned by the President of the Company. Pursuant to the agreement, the Company is committed to a cash compensation rate of $1,000 per day unless terminated at any time by either party upon written notice. Effective April 1, 2005, the agreement was amended to reduce the compensation rate to $800 per day.

11.	Subsequent Events

On October 15, 2005, the Company granted an option, under the Amended 2005 Equity Incentive Plan of the Company, to purchase 250,000 common shares to a new employee at an exercise price of $2.00. Other terms of the option are substantially the same as option grants to other employees with vesting occurring semi-annually over a two-year period following the grant date. Similarly, the options expire at the end of five years following the grant date.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
12.	Comparative Figures

Certain of the comparative figures for September 30, 2004 have been reclassified to conform with the presentation adopted in the current period.

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

Overview

We are an exploration stage company primarily engaged in the exploration for natural gas from coal in the Coos Bay region of Oregon. Through our wholly-owned subsidiary, Methane Energy Corp. (“Methane”), we hold leases to approximately 101,000 acres of prospective natural gas from coal lands in the Coos Bay region. Methane operates the exploration project in the Coos Bay region. We changed our name from Scarab Systems, Inc. to Torrent Energy on July 13, 2004 to reflect the change in our business focus towards exploration for and production of natural gas from coal seams. The change in our business operations occurred as a result of our entering into a lease purchase and sale agreement, through Methane, on April 30, 2004. We were previously a web design and internet application developer.

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

Our restructuring accelerated from January 1, 2004 to March 31, 2004 (final quarter of fiscal 2004) and was finalized from April 1, 2004 to June 30, 2004 (first quarter of fiscal 2005). We decided to investigate and pursue a number of conventional oil and gas opportunities as well as a number of unconventional (natural gas from coal) acquisition candidates. Due diligence on a natural gas from coal opportunity was completed in April and May of 2004, resulting in the announcement on May 20, 2004 of the purchase of certain Oregon-based oil and gas lease assets from an independent company. Two private placements from April 1, 2004 to June 30, 2004 (first quarter of fiscal 2005) totaling $0.7 million allowed us to complete the initial lease acquisitions and to commence leasing additional mineral rights under the land surrounding the existing oil and gas leases. Additional private placements from July 1, 2004 to September 30, 2004 (second quarter of fiscal 2005) of $2.2 million and from January 1, 2005 to March 31, 2005 (fourth quarter of fiscal 2005) of $2.5 million allowed us to continue lease acquisitions, commence core drilling and provide working capital. From July 1 to September 30, 2005 (second quarter of fiscal 2006), we completed several private placements totaling $15.8 million which allowed us to proceed with a multi-well pilot program, to continue acquiring additional leases and to provide working capital.

Plan of Operations

Land Acquisition

We currently lease approximately 101,000 acres in the Coos Bay Basin. We may add to that total although there is no assurance that we can do so.

Exploration of the Coos Bay Project

We have implemented a drilling and exploration program in the Coos Bay Basin. Based on existing raw data, which provides substantial subsurface information, we have completed a core drilling program. A total of five core holes have been drilled from November 2004 to May 2005 at depths ranging from 1,000 to 4,500 feet. Since gas content levels have met management’s expectations, we are proceeding with a full pilot test well program that began in August 2005.

The first pilot project area in the Coos Bay Basin is called Beaver Hill. Methane has completed drilling and setting production casing for Beaver Hill #1 through #5. These wells encountered a number of coal seams within the Lower Coaledo formation and we have specifically targeted the thicker “D” coal seam for development based on our initial evaluation. All five wells in this project are located on a single site within the Coos County forest lands. The last four wells were directionally drilled by Roll’n Oilfield Services’ Rig #14 to true vertical depths ranging from 3,900 to 5,200 feet.. The focus of our operations will now change to completions of Beaver Hill #2 through #5 through a combination of open hole drill-outs and cased hole perforations. Injectivity testing will follow to determine formation permeability and the requirements for further wellbore stimulation. Open hole completions will be done using the Roll’n Rig #14 currently on location and the cased hole completions will be done using a conventional service rig during the month of November. Beaver Hill #1 was perforated and tested during July 2005 to test for inflow of water and natural gas from this “D” coal seam. The purpose of the test was to gather representative water and gas samples from the coal seam and to measure the volumes of water and gas recovered during the duration of the test. This test information has increased our understanding of the Coos Bay basin coals and should allow us to engineer potential stimulation programs and to design production equipment for the Beaver Hill wells. Installation of production test facilities should follow the completion of the remaining Beaver Hill wells.

A second pilot project area has been identified two miles south of the Beaver Hill site and has been designated as the Radio Hill Project area. One vertically and four directionally drilled wells are planned for this location targeting the same Lower Coaledo “D” seam found at Beaver Hill. The Radio Hill site has been prepared, well permit applications have been filed, drilling design has been completed and the Roll’n rig is scheduled to be moved on location in November 2005.

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

Estimated timeline over the next twelve months

August 2005 to February 2006	Pilot well drilling and testing.
January 2006 to July 2006	Continue pilot well testing (primarily a dewatering phase).

Major expenditures expected for the 12 month period commencing August 1, 2005 include the following:

Exploration and drilling:	$11,600,000
Land and leasing expenditures:	700,000
Operating expenses:	1,100,000
General and administrative:	900,000
General working capital:	700,000
Total:	$15,000,000

Exploration of Cedar Creek Project

Our wholly-owned subsidiary, Cascadia Energy Corp. (“Cascadia”), executed a lease option agreement dated August 9, 2005 with Weyerhaeuser Company to lease 100,000 acres that it may choose from an overall 365,000 acreage block in the Cedar Creek area in Lewis, Cowlitz and Skamania Counties, Washington State. Our subsidiary intends to commence an exploratory work program in 2006 on that acreage searching for possible hydrocarbon deposits. Cascadia has also has been granted a two year first right of refusal on the balance of the Cedar Creek Block. Initial cash consideration for this option was $100,000. In addition, Cascadia has committed to a work program based upon the number of acres selected for further exploration activity.

Cascadia has also entered into a joint venture agreement dated August 12, 2005 with St. Helens Energy, LLC., a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas explorer listed on the Australian Stock Exchange, headquartered in Perth, Western Australia. Under this agreement, St. Helens Energy LLC. holds a 40% interest in the new Washington exploration project. Cascadia will serve as operator of the joint venture and St. Helens Energy LLC. will actively assist in evaluating the area and developing exploratory leads and prospects.

There is no assurance that we will raise sufficient capital to take advantage of our opportunity in Washington State.

Liquidity and Capital Resources

Our cash on hand was $9,167,374 as at September 30, 2005 compared to $2,600,986 at March 31, 2005. Our working capital surplus was $7,216,045 as at September 30, 2005 as compared to $1,968,953 as at March 31, 2005.

During, the six months ended September 30, 2005, we received net proceeds of $3,389,286 consisting of $114,286 from the exercise of 228,571 warrants into shares of common stock and $3,275,000 from the issuance of 1,650,000 shares of common stock. In addition, we received net proceeds of $8,776,490 from the issuance of 9,500 shares of Series C Stock. This compares to net proceeds of $796,025 from the issuance of shares of common stock and $1,450,000 in net proceeds from the issuance of 2,200 Series B Stock during the six months ended September 30, 2004.

During the six months ended September 30, 2005, we invested $5,718,945 in our Coos Bay project as compared to $2,775,434 during the period from inception through March 31, 2005. This included $287,828 (inception through March 31, 2005 - $1,255,847) in seismic costs and lease costs to target and secure the oil and gas rights, drilling costs of $5,107,087 (inception through March 31, 2005 - $1,262,564) for the drill-core program; and $324,030 (inception through March 31, 2005 - $257,023) for geological and geophysical consulting fees. Additionally, we invested $291,810 in our Cedar Creek project, of which $116,724 has been or will be recovered from our joint venture partner in this project, resulting a net project investment as at September 30, 2005 of $154,433, plus related expenses of $20,653. See Exploration of Cedar Creek Project above and Note 4 to the financial statements.

Series B Convertible Preferred Shares

We are authorized to issue up to 5,000 shares of Series B Stock, par value $0.01. On August 27, 2004, we closed a private placement of Series B Stock for $2,200,000 in gross proceeds. Our Series B Stock is non-voting, carries a cumulative dividend rate of 5% per year, and was convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $1.20 or 80% of the lowest volume weighted average trading price per share of our common stock for 10 trading days. As a condition of the private placement, we agreed to file a registration statement registering up to 5,000,000 shares of common stock in order to receive all of the proceeds of the private placement.

During the six months ended September 30, 2005, 1,700 shares of Series B Stock were converted into 1,795,254 shares of our common stock at an average price of $1.06 per share of common stock. During the fiscal year ended March 31, 2005, 500 Series B Stock were converted into 614,358 shares of our common stock at an average price of $0.83 per share of common stock. As at September 30, 2005, there were no shares of Series B Stock outstanding. See Note 7 to the financial statements.

Series C Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series C Stock, par value $0.01. On July 19, 2005, we closed a private placement of Series C Stock at $1,000 per share for 12,500 shares. Our Series C Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $3.00 or 85% of the lowest volume weighted average trading price per share of our common stock for 5 trading days. As a condition of the private placement, we agreed to file a registration statement registering up to 12,500,000 shares of common stock in order to receive all of the proceeds of the private placement. See Note 8 to the financial statements.

During the quarter ended September 30, 2005, we completed a $12,500,000 Series C Stock offering. Under the terms of this financing, we received gross proceeds of $6,000,000 on closing and an additional $3,500,000 upon filing a registration statement on Form SB-2 registering the offering. We expect to receive an additional $3,000,000 upon effectiveness of the registration statement. These proceeds will also be used to fund our Coos Bay program and for general working capital. For more details please review our Form 8-K filing and refer to Note 8 to the financial statements.

Warrants

During the fiscal year ended March 31, 2005, we issued warrants attached to a private placement to purchase 1,442,930 shares of our common stock at a price of $0.50 per share exercisable until May 19, 2006. We also issued warrants attached to a private placement to purchase 500,000 shares of our common stock at a price of $0.55 per share exercisable until July 7, 2006. During the six months ended September 30, 2005, 228,571 shares of common stock were issued pursuant to the exercise of share purchase warrants for proceeds of $114,286. As at September 30, 2005, 100,000 share purchase warrants at a price of $0.55 per share remain outstanding. See Note 6 to the financial statements.

$2,500,000 Private Placement

To obtain funding for our ongoing operations during the fiscal year ended March 31, 2005, we entered into two stock purchase agreements with two accredited investors on February 11, 2005 for the sale of 2,500,000 shares of our common stock for $2,500,000 in gross proceeds. The investors provided us with an aggregate of $2,500,000 on February 15, 2005, pursuant to the stock purchase agreements. The funds from the sale of the shares of common stock were used for exploratory core drilling and for general working capital.

$3,300,000 Private Placement

During the quarter ended September 30, 2005, we closed a private placement with three institutional investors resulting in gross proceeds of $3,300,000 by issuing 1,650,000 shares of common stock at a price of $2.00 per share. These placement proceeds are being used to fund our pilot well program in Coos Bay, Oregon. For more details please review our Form 8-K filing and refer to Note 9 to the financial statements.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will have no impact on our company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on our company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for our company as of the beginning of the first interim or annual reporting period that begins after April 1, 2006. The adoption of FASB No. 123(R) will not have a material impact on our company’s consolidated financial statements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $6,103,044 to September 30, 2005. We believe we have sufficient cash to meet our projected expenditures for the next twelve months. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at March 31, 2005 we had working capital of $1,968,953, largely as a result of completing private placements in May 2004, June 2004, August 2004 and February 2005 which raised aggregate net proceeds of $5,040,025. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Stock-based Compensation

Effective April 1, 2004, we adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure”. We recognize stock based compensation expense using a fair value based method. This accounting change is applied retroactively.

Prior to the adoption of this standard, we applied the disclosure provision of SFAS No. 123 for stock options granted to directors, officers and employees. As permitted by SFAS No. 123, we followed the intrinsic value approach of APB No. 25 “Accounting for Stock Issued to Employees” and the related interpretations. We have a stock option plan that is described more fully in Note 5 to the financial statements.

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

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation. As of September 30, 2005, we did not have any asset retirement obligations.

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

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at September 30, 2005, none of our unproved oil and gas properties were considered impaired.

Results of Operations

The results of operations include the results of Torrent and its wholly owned subsidiaries, Methane and Cascadia, for the six months ended September 30, 2005 and Torrent and its wholly owned subsidiary, Catalyst Technologies Inc., for the six months ended September 30, 2004. During the six months ended September 30, 2005, Torrent performed all of the administrative operations while the subsidiaries, Methane and Cascadia, hold the interests in the leases and operates the Coos Bay project and Cedar Creek project, respectively.

For the Six Months Ended September 30, 2005 Compared to the Six Months Ended September 30, 2004

Operating Expenses. Operating expenses rose considerably between the periods due to our increased activity compared to the prior period when we were beginning to reestablish our operations. During the six months ended September 30, 2005, we completed drilling on the fifth and last core hole in our multi-hole program in Coos Bay Basin of Oregon and commenced completion and testing operations on our Beaver Hill # 1 well location. The significant operating expenses consisted of consulting fees, accounting and legal fees, lease rentals, stock based compensation and travel expenses.

Operating expenses were $2,230,346 for the six months ended September 30, 2005, compared with $1,117,989 for the six months ended September 30, 2004. A significant portion of the increase in expenditures was attributable to stock- based compensation expenses of $1,308,007 related to the granting of three tranches of stock options during the quarter ended September 30, 2005 (2004 - $461,336).

Consulting fees were $406,865 for the six months ended September 30, 2005, compared with $115,187 for the six months ended September 30, 2004. The increase is a result of our increased activity compared to the prior period when we were only beginning to reestablish our operations. There is now a complete management team in place to continue the exploration of the Coos Bay project in Methane and to start planning for the exploration of the Cedar Creek project in Cascadia.

Investor relations expenses (recovery) were $(15,764) for the six months ended September 30, 2005, compared with $221,100 for the six months ended September 30, 2004. This expense recovery resulted from the regular investor relations expenses of $83,877 being netted against a reversal of $(99,641). This reversal relates directly to the cancellation of 200,000 stock options that were originally granted during the fiscal year ended March 31, 2005.

During the six months ended September 30, 2005, we paid $60,013 for lease rentals pursuant to our oil and gas leases. The joint venture cost recovery of $(76,724) relates entirely to the Cedar Creek project in Cascadia. We incur the consulting and lease costs in Cascadia, then we recover 40% of these costs from our joint venture partner, St. Helens Energy LLC., as described more fully in Note 4 to the financial statements.

Legal and accounting costs rose during the period primarily as a result of increased fees to comply with regulatory and audit requirements, and to close financings. As a result, our legal and accounting costs were $136,594 for the six months ended September 30, 2005, compared to $60,589 for the six months ended September 30, 2004.

Travel costs for the six months ended September 30, 2005 were $125,777 as compared to $10,500 for the same period last year. The additional travel costs were due to the requirements to bring the expertise into Oregon for our drilling program plus the travel required to complete our fundings.

We invested excess cash in term deposits during the six months ended September 30, 2005 resulting in interest revenue of $53,017. Similar investments during the six months ended September 30, 2004 yielded $163 in interest revenue.

We recorded the remaining $105,081 for dividend accretion related to the beneficial conversion feature on the Series B Stock during the quarter ended September 30, 2005. We also recorded $1,555,873 in value and $172,638 in accretion, both related to the beneficial conversion feature associated with the Series C Stock that was issued during the quarter ended September 30, 2005.

Related Party Transactions. During the six months ended September 30, 2005, our company paid or accrued $215,753 (2004 - $ nil) in consulting fees to our directors and officers. In addition, we paid our officers and directors $61,600 (2004 - $nil) for consulting fees relating to our oil and gas leases and $122,000 (2004 - $ nil) for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties.

As at September 30, 2005, there was $68,462 (2004 – $nil) representing unpaid consulting fees and reimbursable expenses owing to our directors and officers. In fiscal year 2004, in anticipation of the change in business operation, $110,527 in consulting fees (including $303,280 incurred in fiscal year 2004) owing to our directors and officers was forgiven. This money was recorded as an additional paid-in capital.

Net Loss for the Period. We recorded a net loss of $(2,177,329) for the six months ended September 30, 2005, compared with a net loss of $(1,117,826) for the six months ended September 30, 2004.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. These include (i) the potential prospective for natural gas from coal and conventional natural gas production of up to 100,000 acres in the Coos Bay Basin, (ii) the potential pipeline capacity of 10 million cubic feet of gas per day in the port of Coos Bay area, and (iii) greater market for natural gas in Coos County. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We incurred net losses of $(2,177,329) for the six-month period ended September 30, 2005 and $(1,117,826) for the six-month period ended September 30, 2004. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $15,000,000 to fund our continued operations for the twelve month period ending September 30, 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

As our properties in Washington and Oregon are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

We are unsure about the likelihood that we will discover and establish profitable production of natural gas from coal seams in the Coos Bay region.

Currently, there is no commercial production of natural gas from coal seams in the state of Oregon. Additionally, there are no coal seam gas reserves attributed to the state of Oregon. Natural gas from coal gas only accounts for approximately 10% of all natural gas production in the United States, and the closest natural gas from coal production to the Coos Bay Region occurs in the state of Wyoming. As a result, it is unlikely that we will discover any significant amount of natural gas from coal in the Coos Bay Region or be able to establish a well that will produce a profitable amount of natural gas from coal gas.

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

Even if we are able to drill a gas well to capture natural gas from coal, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A full description of our sales of equity securities and use of proceeds is contained in Item 2 – Management’s Discussion and Analysis or Plan of Operations, under the heading “Liquidity and Capital Resources”.

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

3.1            Restated Articles of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB/A filed on February 11, 2004).

3.3            Articles of Amendment to the Restated Articles of Incorporation, creating Series B Stock (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

3.2            Articles of Amendment to the Restated Articles of Incorporation, changing the name to Torrent Energy Corporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

3.3            Articles of Amendment to the Restated Articles of Incorporation, creating Series C Stock (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2005).

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

10.10        Investment Agreement dated July 12, 2005 between Torrent Energy Corporation and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2005).

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

10.13        Lease Option Agreement dated August 9, 2005 between Torrent’s wholly-owned subsidiary, Cascadia Energy Corp. and Weyerhaeuser Company (incorporated by reference from our Current Report on Form 8-K filed on August 18, 2005).

10.14        Joint Venture Agreement dated August 12, 2005 between Torrent’s wholly-owned subsidiary, Cascadia Energy Corp. and St. Helens Energy, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 18, 2005).

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 30, 2005).

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

Date: November 21, 2005