Form 10QSB
period 2005-12-31
TORRENT ENERGY CORP
filed 2006-02-14
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

26,055,781 shares of common stock were issued and outstanding as of February 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Part I -- Financial Information

Item 1. Financial Statements.

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2005, and its results of operations for the nine-month periods ended December 31, 2005 and 2004 and its cash flows for the nine month periods ended December 31, 2005 and 2004. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Balance Sheets (Expressed in US dollars) (unaudited)
	December 31, 2005	March 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$4,788,370	$2,600,986
Accounts receivable (Note 4)	92,600	-
Prepaid expenses and deposits (Note 4)	1,182,596	166,753
Total current assets	6,063,566	2,767,739
Oil and gas properties, unproven (Note 4)	11,919,078	2,775,434
Office furniture and equipment	32,653	-
Preferred stock discount (Note 8)	-	105,081
Total assets	$18,015,297	$5,648,254
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$2,306,302	$483,178
Accounts payable – related parties (Note 3)	47,382	242,936
Preferred stock dividends payable (Notes 7 and 8)	178,219	72,672
Total current liabilities	2,531,903	798,786
Commitments and Contingencies (Notes 4 and 10)
STOCKHOLDERS’ EQUITY
Share capital
Convertible Series B preferred stock, $0.01 par value, 5,000 shares
authorized, nil shares issued and outstanding (March 31, 2005 –1,700)	-	17
Convertible Series C preferred stock, $0.01 par value, 25,000 shares
authorized, 9,125 shares issued and outstanding (March 31, 2005 – nil)	91	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
25,076,354 shares issued and outstanding (March 31, 2005 – 20,984,966)	25,076	20,985
Additional paid in capital	22,679,704	8,413,243

Deficit accumulated during the exploration stage	(7,221,477)	(3,584,777)
Total stockholders’ equity	15,483,394	4,849,468
Total liabilities and stockholders’ equity	$18,015,297	$5,648,254
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2005 (Expressed in US dollars) (unaudited)
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
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2005 (Expressed in US dollars) (unaudited)
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
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION` (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2005 (Expressed in US dollars) (unaudited)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 7)	2,200	$22	-	$-	-	$-	$1,934,978	$-	$-	$1,935,000
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	-	-	614,358	615	(610)	-	-	-
Beneficial conversion feature on convertible Series B preferred stock (Note 7)	-	-	-	-	-	-	315,244	-	-	315,244
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	-	-	701,740	-	-	701,740
Net (loss) for the year	-	-	-	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	-	-	20,984,966	$20,985	$8,413,243	$-	$(3,584,777)	$4,849,468
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	(17)	-	-	1,795,254	1,795	(1,778)	-	-	-
Stocks issued for exercise of warrants at $0.50 per share (Note 6)	-	-	-	-	228,571	229	114,056	-	-	114,285
Stocks issued for cashless exercise of stock options (Note 5)	-	-	-	-	89,502	89	(89)	-	-	-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	(105,081)	(105,081)
Cancellation of stock options as compensation (Note 5)	-	-	-	-	-	-	(99,641)	-	-	(99,641)
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2005 (Expressed in US dollars) (unaudited)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued at $2 per common share under a private placement in July 2005, net of issuance costs (Note 9)	-	$-	-	$-	1,650,000	$1,650	$3,273,350	$-	$-	$3,275,000
Convertible Series C preferred stock issued under a private placement at $1,000 per Series C share in July 2005, net of issuance costs (Note 8)	-	-	9,500	95	-	-	8,776,895	-	-	8,776,990
Stocks issued for exercise of warrants at $0.55 per share (Note 6)	-	-	-	-	100,000	100	54,900	-	-	55,000
Beneficial conversion feature on convertible Series C preferred stock (Note 8)	-	-	-	-	-	-	368,721	-	-	368,721
Stocks issued for conversion of Series C preferred stock at $1.64 per share			(375)	(4)	228,061	228	(224)	-	-	-
Accretion of Series C beneficial conversion feature (Note 8)	-	-	-	-	-	-	-	-	(368,721)	(368,721)
Stock based compensation for the period							1,780,271			1,780,271
Series C stock dividend	-	-	-	-	-	-	-	-	(178,219)	(178,219)
Net (loss) for the period	-	-	-	-	-	-	-	-	(2,984,679)	(2,984,679)
Balance, December 31, 2005	-	-	9,125	$91	25,076,354	$25,076	$22,679,704	$-	$(7,221,477)	$15,483,394
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Operations (Expressed in US dollars) (unaudited)
	Cumulative October 8, 2001 (inception) to December 31, 2005	Three months Ended December 31, 2005	Three months Ended December 31, 2004	Nine months Ended December 31, 2005	Nine months Ended December 31, 2004

General and administrative expenses
Consulting (Note 3)	$1,144,364	$48,034	$40,100	$454,899	$155,287
Directors fees	27,500	5,000	-	20,000	-
Depreciation	6,334	2,529	-	4,139	-
Lease rentals	75,030	-	-	60,013	-
Insurance	132,746	4,620	1,000	83,927	47,569
Interest expense	7,500	-	-	-	7,500
Interest expense on long term debt	16,569	-	-	-	-
Investor relations (Note 5)	897,849	50,430	465,000	34,666	686,100
Legal and accounting	482,654	96,083	15,408	232,677	75,997
Office and miscellaneous	208,896	35,475	22,613	99,937	32,924
Purchase investigation costs	103,310	-	1,659	-	103,310
Rent	100,827	19,384	5,600	37,924	8,400
Shareholder relations	187,335	5,947	5,017	96,614	85,463
Stock based compensation	2,677,751	472,264	359,713	1,780,271	821,049
Telephone	45,027	4,897	-	20,889	-
Travel	288,908	60,085	33,186	185,862	43,686
Joint venture cost recovery (Note 4)	(26,522)	50,202	-	(26,522)	-
Operating (loss)	(6,376,078)	(854,950)	(949,296)	(3,085,296)	(2,067,285)

Other income (expense)
Interest income	101,643	47,600	863	100,617	1,026
Gain on settlement of debt	37,045	-	-	-	-
Write-off of goodwill	(70,314)	-	-	-	-

Loss from continued operations	(6,307,704)	(807,350)	(948,433)	(2,984,679)	(2,066,259)
Net income from discontinued operations	21,082	-	-	-	-
Net loss and comprehensive loss for the period	(6,286,622)	(807,350)	(948,433)	(2,984,679)	(2,066,259)
Series B preferred stock dividend	(72,672)	-	-	-	-
Series C preferred stock dividend	(178,219)	(115,000)	-	(178,219)	-
Dividend accretion of Series B preferred stock beneficial conversion feature (Note 7)	(315,243)	-	(105,081)	(105,081)	(105,081)
Dividend accretion of Series C preferred stock beneficial conversion feature (Note 8)	(368,721)	(196,083)	-	(368,721)	-

Net loss for the period applicable to common stockholders	$(7,221,477)	(1,118,433)	$(1,053,514)	$(3,636,700)	$(2,171,340)

Earnings (loss) per share – basic and diluted	$(0.49)	$(0.04)	$(0.07)	$(0.15)	$(0.15)

Weighted average number of
common shares outstanding	14,832,278	24,907,005	15,656,249	23,802,763	14,804,880
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars) (unaudited)
	Cumulative October 8, 2001 (inception) to December 31, 2005	Three months Ended December 31, 2005	Three months Ended December 31, 2004	Nine months Ended December 31, 2005	Nine months Ended December 31, 2004

Cash flows provided by (used in) operating activities
Net (loss) for the period	$(6,286,622)	$(807,350)	$(948,433)	$(2,984,679)	(2,066,259)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	6,334	2,529	-	4,139	-
- stock based compensation	2,677,751	472,264	359,713	1,780,271	821,049
- foreign exchange	2,688	-	-	-	-
- write-off of goodwill	70,114	-	-	-	-
- debt forgiven	37,045	-	-	-	-
- net income from discontinued operations	(21,082)	-	-	-	-
- write off smart e-card	200	-	-	-	-
- common shares issued for services rendered	95,665	-	-	(99,641)	-
Changes in operating assets and liabilities
- accounts receivable	(92,600)	(15,876)	-	(92,600)	-
- prepaid expenses and deposits	(1,182,596)	(129,048)	-	(1,015,844)	-
- accounts payable and accrued liabilities	(2,423,636)	(2,481,977)	39,938	(189,708)	170,936
Net cash from (used in) operating activities	(7,116,739)	(2,959,458)	(548,782)	(2,598,062)	(1,074,274)
Cash flows used in investing activities
Oil and gas properties	(6,610,705)	(1,452,988)	(564,982)	(7,326,366)	(1,121,565)
Loan	(62,684)	-	-	-	-
Acquisition of fixed assets	(38,987)	(21,558)	-	(36,792)	-
Net cash used in investing activities	(6,712,376)	(1,474,546)	(564,982)	(7,363,158)	(1,121,565)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	7,938,855	55,000	-	3,444,286	769,025
Net proceeds from issuance of Series B preferred stock	1,935,000	-	(10,000)	-	1,440,000
Net proceeds from issuance of Series C preferred stock	8,776,990	-	-	8,776,990	-
Payment of dividend	(72,672)	-	-	(72,672)	-
Proceeds from shareholder loan	80,000	-	80,000	-	80,000
Proceeds from promissory notes	98,421	-	-	-	-
Repayment of promissory note	(59,109)	-	-	-	-
Repayment of shareholder loan	(80,000)	-	-	-	-
Net cash provided by financing activities	18,617,485	55,000	70,000	12,148,604	2,289,025
Increase(decrease) in cash and cash equivalents	4,788,370	(4,379,004)	(1,043,764)	2,187,384	93,186
Cash and cash equivalents, beginning of period	-	9,167,374	1,149,571	2,600,986	12,621
Cash and cash equivalents, end of period	$4,788,370	$4,788,370	$105,807	$4,788,370	$105,807
Supplemental cash flow information:
Interest expenses paid	13,013	-	-	-	7,500
Non-cash transactions:
Common stock issued (cancelled) for investor relations services	174,371	-	-	(99,641)	162,000
Forgiveness of accrued consulting fees payable to officers and directors	110,527	-	-	-	-
Common stock issued for oil and gas properties	456,000	-	-	-	228,000
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
1.	Nature and Continuance of Operations

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

	December 31, 2005	March 31, 2005
Deficit accumulated during the exploration stage	$(7,221,477)	$(3,584,777)
Working capital surplus	$3,531,663	$1,968,953

The Company has not generated any revenue to date.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

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

a)            During the nine months ended December 31, 2005, the Company paid or accrued $245,289 (2004 - $103,875) in consulting fees to directors and officers of the Company. In addition, the Company paid officers and directors of the Company $ 159,200 (2004 - $66,330) for consulting fees relating to the Company’s oil and gas leases and $191,000 (2004 - $43,200) for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties. During the nine months ended December 31, 2005, the Company also paid board of directors fees to certain related parties serving in that capacity, a total of $20,000.

b)            As of December 31, 2005, there was $47,382 (2004 – $35,173) representing unpaid consulting fees and reimbursable expenses owing to directors and officers. In fiscal year 2004, in anticipation of the change in business operation, $110,527 in consulting fees (including $303,280 incurred in fiscal year 2004) owing to directors and officers was forgiven. This money was recorded as an additional paid-in capital.

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

Coos Bay Property. On May 11, 2004, Methane Energy Corp. (“Methane”), the Company’s wholly-owned subsidiary, entered into a Lease Purchase and Sale Agreement (the “Agreement”) with GeoTrends-Hampton International LLC (“GHI”) to purchase GHI’s undivided working interest in certain oil and gas leases for the Coos Bay Basin prospect. This prospect is located onshore in the Coos Bay Basin of Oregon and any current negotiations that GHI had with the State of Oregon would be continued by the Company. As consideration for the acquisition of these oil and gas leases, the Company paid a total of $300,000 in cash and will issue 1,800,000 restricted common shares in three performance based tranches. The shares were valued at $0.38 per share, which was the fair value at the time that the agreement was negotiated. GHI will also maintain an undivided overriding royalty interest of 4% upon commercial production. The agreement closed on June 22, 2004. On closing, the Company paid $100,000 of the cash and 600,000 of the common shares. As at December 31, 2005 the Company has fully paid the $300,000 in cash and has issued 1,200,000 common shares. The remaining 600,000 common shares were to be issued upon commencement of the Pilot Exploration Program. As at December 31, 2005, the remaining shares had not been issued. Subsequent to the completion of the Agreement, the principals of GHI were appointed as directors and officers of the Company.

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

Related to its exploration program, Methane had escrowed $1,000,000 through an attorney to provide assurance of payment to the company from which it obtained the drilling rig being used to complete the Pilot Exploration Program at Coos Bay. The deposit is fully refundable upon payment of all obligations owed to the owner of the drilling rig. As at December 31, 2005, amounts owing and attributable to this arrangement totaled $901,735 and are included in accounts payable and accrued liabilities.

Cedar Creek Property.

On August 9, 2005, Cascadia Energy Corp. (“Cascadia”), the Company’s wholly-owned subsidiary, executed a lease option agreement with Weyerhauser Company to lease 100,000 acres that it may select from an overall 365,000 acreage block in the Cedar Creek area of Washington state. Cascadia intends to commence an exploratory work program in 2006 for possible hydrocarbon deposits on acreage it may select from the acreage block. Cascadia also has been granted a two-year first right of refusal on the balance of the Cedar Creek Block that it does not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which the Company paid $60,000 (See “Joint Venture”). In addition, Cascadia may extend the term of its option for an additional year by committing to a work program of $285,715, pertaining to the full 100,000 acres but proportionally reduced based on the number of acres selected for exploration activity during the initial option period. Alternatively, the Company may simply execute a lease agreement on the acreage at a rate of $1.00 per acre per year. As at December 31, 2005, the Company has no work program commitments but has expended an amount sufficient to extend the term of its option.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
4.	Oil and Gas Properties, Unproven (continued)

On November 3, 2005, Cascadia acquired 14,964 acres from the State of Washington Trust, which acreage lies directly adjacent or contiguous to Cascadia’s 100,000 acre Cedar Creek block. The 14,964 acres were acquired in a lease auction for aggregate annual lease consideration of $92,860 and have been included in the Cedar Creek project subject to the joint venture agreement discussed below.

Coincident with the Weyerhauser transaction, Cascadia has also entered into a joint venture agreement (“Joint Venture”) dated August 12, 2005 with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia will serve as operator of the Joint Venture with a 60 percent interest in the Joint Venture; while St. Helens will actively assist in evaluating the area, developing exploratory leads and prospects, and providing 40 percent of the funding to pursue exploration and development of the prospect. Cascadia records its investment and related expenses associated with the Cedar Creek project net of St. Helens contribution. During the period commencing with the inception of the Cedar Creek project and ending December 31, 2005, Cascadia had expended a total of $514,092 on the Cedar Creek prospect of which St. Helens’s unpaid share as at December 31, 2005 equaled $92,600. Cascadia has recorded St. Helens’s unpaid balance of project costs as a receivable.

The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Property acquisition	Seismic and land	Drilling and gathering	Geological and geophysical	Total
Coos Bay
Nine months ended December 31, 2005	$-	$417,037	$7,956,942	$500,992	$8,874,971
Inception through March 31, 2005	756,000	499,847	1,262,564	257,023	2,775,434
Total	$756,000	$916,884	$9,219,506	$758,015	$11,650,405
Cedar Creek
Nine months ended December 31, 2005	$-	$226,074	-	42,599	$268,673
Inception through March 31, 2005	-	-	-	-	-
Total	$-	$226,074	$-	$42,599	$268,673
Total Oil and Gas Properties	$756,000	$1,142,958	$9,219,506	$800,614	$11,919,078

As at December 31, 2005, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
5.	Stock Options

On February 10, 2004, the Company’s Board of Directors adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”), which consisted of 1,800,000 stock options. As at December 31, 2005, 1,600,000 options were issued and exercised and 200,000 options remain outstanding of which 150,000 options are exercisable. Each outstanding option entitles the holder to acquire one common share at an exercise price of $0.50 per share. Vesting provisions for these options are 25% immediately and 25% every six months afterward until fully vested on December 31, 2005. These options expire on August 3, 2009 and have been registered pursuant to an S-8 filing. There are no additional shares available to be granted under the 2004 Plan.

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

During the nine months ended December 31, 2005, the Optionee elected to invoke the cashless exercise provision for the exercise of 200,000 options resulting in 89,502 common shares being issued and the other 200,000 stock options being cancelled. The cancellation of the 200,000 options, due to non-performance under the original agreement, resulted in the reversal of $99,641 which had previously been recorded to additional paid-in capital and investor relations expense. The other 200,000 stock options granted outside the 2004 Plan were to a consultant of the Company for public and investor relations services. These options have an exercise price of $0.83 per share, vested 25% immediately, and 25% every quarter thereafter. As at December 31, 2005, 200,000 of these options are exercisable and have been registered with an S-8 filing dated August 31, 2005. Either party may terminate the investor relations agreement with thirty days written notice.

On March 17, 2005, the Company adopted the 2005 equity incentive plan (the “2005 Plan”) for executives, employees and outside consultants and advisors. A maximum of 2,000,000 shares of the Company’s common stock are subject to the 2005 Plan. During the nine months ended December 31, 2005, the Company granted 1,990,000 stock options to various directors and consultants of the Company under the 2005 Plan. Each option entitles the holder to acquire one common share at exercise prices ranging from $1.25 to $2.00 per share. These options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant. As at December 31, 2005, an S-8 was filed to register this plan with an amendment to increase the number of shares under the plan by 500,000 to a total of 2,500,000 shares.

As of December 31, 2005, there are 2,390,000 stock options outstanding; 200,000 options were granted pursuant to the 2004 Plan, 200,000 were originally granted outside of any stock option plan (but were subsequently included in the August 31, 2005 S-8 filing) and 1,990,000 were granted pursuant to the 2005 Plan. Also see Note 11. During the three months ended December 31, 2005, 290,000 stock options were granted.

During the nine months ended December 31, 2005, the Company recorded $1,780,271 (September 30, 2004 - $821,049) of stock based compensation.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
5.	Stock Options (continued)

A summary of stock option information from March 31, 2004 to December 31, 2005 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at March 31, 2004	100,000	$0.10
Granted	1,340,000	$0.68
Exercised	(640,000)	$0.10
Options outstanding at March 31, 2005	800,000	$1.08
Granted	1,990,000	$1.30
Exercised	(200,000)	$1.00
Cancelled	(200,000)	$2.00
Options outstanding at December 31, 2005	2,390,000	$1.31

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	200,000	3.59	$0.50	200,000	$0.50
$0.83	200,000	3.78	$0.83	200,000	$0.83
$1.25	1,500,000	4.27	$1.25	750,000	$1.25
$2.00	490,000	4.54	$2.00	172,500	$2.00
	2,390,000	4.25	$1.31	1,322,500	$1.17

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-interest rate between 3.55– 4.33% (2004 – 2.75%), dividend yield 0% (2004 – 0%), volatility of 179 - 187% (2004 – 254-265%) and expected lives of approximately 4 years (2004 – 1-5 years).

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
5.	Stock Options (continued)

A summary of weighted average fair value of stock options granted during the nine months ended December 31, 2005 and March 31, 2005 is as follows:

		Weighted Average Exercise Price	Weighted Average Fair Value
Nine months ended December 31, 2005
Exercise price is greater than market price at grant date:		$1.31	$1.30
Fiscal year ended March 31, 2005
Exercise price is greater than market price at grant date:		$1.50	$0.53
Exercise price is below market price at grant date:		$0.34	$0.56
6.	Warrants

In June 2004, the Company issued warrants attached to a private placement to purchase 1,442,930 shares of common stock at $0.50 per share exercisable until May 19, 2006. In July 2004, the Company issued warrants attached to a private placement to purchase 500,000 shares of common stock at $0.55 per share exercisable until July 7, 2006.

All outstanding warrants have been exercised as at December 31, 2005 as indicated below:

Issue Date	Exercise Price	Issued	Exercised	December 31, 2005 Ending balance
May 20, 2004	$0.50	1,442,930	1,442,930	-
July 8, 2004	$0.55	400,000	400,000	-
October 3, 2005	$0.55	100,000	100,000	-
Total		1,942,930	1,942,930	-

Each warrant entitled the holder to acquire one common share of the Company.

7.	Series B Convertible Preferred Stock (“Series B Stock”)

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

(ii) $550,000 on the fifth business day following the filing date of the Registration Statement; and

(iii) $550,000 on the fifth business day following the effective date of the Registration Statement

Net proceeds received was $1,935,000 after payment of $220,000 in finders’ fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, of $315,244 which was accreted over nine months commencing October 1, 2004 (the minimum period that the preferred stockholder can convert all of their Series B Stock). The Company recorded accretion of $105,081 as a dividend for the nine months ended December 31, 2005 (year ended March 31, 2005 - $210,163).

As of December 31, 2005, the Company paid preferred stock dividends of $72,672 on the Series B Stock.

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

As at December 31, 2005, there is no Series B Stock outstanding.

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

(ii) $3,500,000 was received on the second business day prior to the filing date of the Registration Statement; and

(iii) $3,000,000 will be received on the fifth business day following effective date of the Registration Statement

Net proceeds received as of December 31, 2005 totaled $8,776,990 after payment of finders’ fees and legal costs of $712,500 and $10,510 respectively. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, of $1,555,873 which is being accreted over twenty-four (24) months commencing July 15, 2005. Accretion of $ 368,721 was recorded for the nine months ended December 31, 2005.

As at December 31, 2005, the Company had accrued $178,219 for dividends on the Series C Stock. During the nine months ended December 31, 2005, the Company issued 228,061 common shares pursuant to exercise of 375 shares of Series C Stock.

Conversion Date		# of Series C Stock	Conversion Price	Common Stock
December 6, 2005		375	$1.6443	228,061
9.	Common Stock

On July 19, 2005, the Company received gross proceeds of $3,300,000 pursuant to a private placement of 1,650,000 shares of common stock at $2.00 per share. Finders’ fees paid on this transaction totaled $25,000.

10.	Commitments

Effective October 1, 2004, the Company entered into a consulting agreement for public and investor relations with a third party. The Company is committed to pay $5,000 per month for the service for the term of one year. This agreement was renegotiated, effective December 1, 2005, to increase the compensation rate to $7,500 per month and extend the terms for an additional twelve months. Either party may terminate the agreement with thirty days written notice.

On January 1, 2005, the Company entered into a management consulting agreement with MGG Consulting, wholly-owned by the former President of the Company. Pursuant to the agreement, the Company is committed to a cash compensation rate of $1,000 per day unless terminated at any time by either party upon written notice. Effective April 1, 2005, the agreement was amended to reduce the compensation rate to $800 per day.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)
11.	Subsequent Events

On January 12, 2006, the Securities Exchange Commission accepted the Company’s Form SB-2 filing thereby triggering the precedent event to receipt of the final tranche of funding under Series C Convertible Preferred Stock financing described in Note 8. On January 13, 2006, the Company received $2,775,000 in proceeds from payment of the final tranche, net of a 7.5% finders’ fee.

On January 16, 2006 the Company granted options, under the Amended 2005 Equity Incentive Plan of the Company, to purchase 250,000 common shares to an officer and 60,000 common shares to employees and consultants of the Company at an exercise price of $2.11 per share. Other terms of the options are substantially the same as option grants to other employees with vesting occurring semi-annually over a two-year period following the grant date. Similarly, the options expire at the end of five years following the grant date.

12.	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

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

Overview

We are an exploration stage company primarily engaged in the exploration for natural gas from coal in the Coos Bay region of Oregon. Through our wholly-owned subsidiary, Methane Energy Corp. (“Methane”), we hold leases to approximately 101,000 acres of prospective natural gas from coal lands in the Coos Bay region. Additionally, our wholly-owned subsidiary, Cascadia Energy Corp. (“Cascadia”) holds leased mineral rights to 114,964 acres in central Washington state. Methane operates an exploration project on its acreage in the Coos Bay region, while Cascadia is in the evaluation stage preparatory to an exploration program in Washington.

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

Plan of Operations

Land Acquisition

We currently lease approximately 101,000 acres in the Coos Bay Basin and 114,964 acres in central Washington state. We may add to that total although there is no assurance that we can do so.

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

A second pilot project area has been identified two miles south of the Beaver Hill site and has been designated as the Radio Hill Project area. One vertically and one directionally drilled wells have been have been drilled targeting the same Lower Coaledo “D” seam found at Beaver Hill. Completion and production testing activities are scheduled for the quarter ending March 31, 2006.

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

Estimated timeline over the next twelve months

August 2005 to February 2006	Pilot well drilling and testing.
January 2006 to December 2006	Completion, testing and resource development evaluation and planning.

Major expenditures expected for the 12 month period commencing January 1, 2006 include the following:

Well completion and testing:	$ 4,900,000
Land and leasing expenditures:	600,000
Operating expenses:	800,000
General and administrative:	1,700,000
General working capital:	500,000
Total:	$ 8,500,000

In the event that our properties continue to show promise but we don’t have the resources to develop them, we would likely seek partners to assist in that development which would dilute our interest in the property, or we may sell our interests outright. Furthermore, if at any stage we determine that it is not expected that our properties can be commercially developed, we may abandon further development work and our interests in the properties.

Exploration of Cedar Creek Project

On August 9, 2005, Cascadia Energy Corp. (“Cascadia”), the Company’s wholly-owned subsidiary, executed a lease option agreement with Weyerhauser Company to lease 100,000 acres that it may select from an overall 365,000 acreage block in the Cedar Creek area of Washington state. Cascadia intends to commence an exploratory work program in 2006 for possible hydrocarbon deposits on acreage it may select from the acreage block. Cascadia also has been granted a two-year first right of refusal on the balance of the Cedar Creek Block that it does not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which the Company paid $60,000 (See “Joint Venture”). In addition, Cascadia may extend the term of its option for an additional year by committing to a work program of $285,715, pertaining to the full 100,000 acres but proportionally reduced based on the number of acres selected for exploration activity during the initial option period. Alternatively, the Company may simply execute a lease agreement on the acreage at a rate of $1.00 per acre per year. As at December 31, 2005, the Company has no work program commitments but has expended an amount sufficient to extend the term of its option.

On November 3, 2005, Cascadia acquired 14,964 acres from the State of Washington Trust, which acreage lies directly adjacent or contiguous to Cascadia’s 100,000 acre block. The 14,964 acres were acquired in a lease auction for aggregate annual lease consideration of $92,860 and have been included in the Cedar Creek project subject to the joint venture agreement discussed below.

Cascadia has also entered into a joint venture agreement dated August 12, 2005 with St. Helens Energy, LLC., a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas explorer listed on the Australian Stock Exchange and headquartered in Perth, Western Australia. Under this agreement, St. Helens Energy LLC. holds a 40% interest in the new Washington exploration project. Cascadia will serve as operator of the joint venture and St. Helens Energy LLC. will actively assist in evaluating the area and developing exploratory leads and prospects.

There is no assurance that we will raise sufficient capital to take advantage of our opportunity in Washington State.

Liquidity and Capital Resources

Our cash on hand was $4,788,370 as at December 31, 2005 compared to $2,600,986 at March 31, 2005. Our working capital surplus was $3,531,663 as at December 31, 2005 as compared to $1,968,953 as at March 31, 2005.

During the nine months ended December 31, 2005, we received net proceeds of $3,444,286 consisting of $169,286 from the exercise of 328,571 warrants into shares of common stock and $3,275,000 from the issuance of 1,650,000 shares of common stock. In addition, we received net proceeds of $8,776,990 from the issuance of 9,500 shares of Series C Stock. This compares to net proceeds of $769,025 from the issuance of shares of common stock and

$1,440,000 in net proceeds from the issuance of 2,200 Series B Stock during the nine months ended December 31, 2004.

During the nine months ended December 31, 2005, we invested $8,874,971 in our Coos Bay project as compared to $2,775,434 during the period from inception through March 31, 2005. This included $417,037 (inception through March 31, 2005 - $1,255,847) in seismic costs and property acquisition and lease costs to target and secure the oil and gas rights, drilling costs of $7,956,942 (inception through March 31, 2005 - $1,262,564) for the drill-core program; and $500,992 (inception through March 31, 2005 - $257,023) for geological and geophysical consulting fees. Additionally, we invested $447,788 in our Cedar Creek project, of which $179,115 has been or will be recovered from our joint venture partner in this project, resulting a net project investment as at December 31, 2005 of $268,673. See Exploration of Cedar Creek Project above and Note 4 to the financial statements.

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

During the nine months ended December 31, 2005, 1,700 shares of Series B Stock were converted into 1,795,254 shares of our common stock at an average price of $1.06 per share of common stock. During the fiscal year ended March 31, 2005, 500 Series B Stock were converted into 614,358 shares of our common stock at an average price of $0.83 per share of common stock. As at December 31, 2005, there were no shares of Series B Stock outstanding. See Note 7 to the financial statements.

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

During the second fiscal quarter ended September 30, 2005, we completed a $12,500,000 Series C Stock offering. Under the terms of this financing, we received gross proceeds of $6,000,000 on closing and an additional $3,500,000 upon filing a registration statement on Form SB-2 registering the offering. An additional $3,000,000 in gross proceeds was to be received upon effectiveness of the registration statement. The registration statement was accepted by the Securities Exchange Commission on January 12, 2006; and on January 13, 2006 our company received $2,775,000 in proceeds from payment of the final tranche, net of a 7.5% finders’ fee. These proceeds will also be used to fund our Coos Bay program and for general working capital. For more details please review our Form 8-K filing and refer to Note 8 to the financial statements.

Warrants

During the fiscal year ended March 31, 2005, we issued warrants attached to a private placement to purchase 1,442,930 shares of our common stock at a price of $0.50 per share exercisable until May 19, 2006. We also issued warrants attached to a private placement to purchase 500,000 shares of our common stock at a price of $0.55 per share exercisable until July 7, 2006. During the nine months ended December 31, 2005, 328,571 shares of common stock were issued pursuant to the exercise of share purchase warrants for proceeds of $169,286. As at December 31, 2005, no share purchase warrants remain outstanding. See Note 6 to the financial statements.

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

$3,300,000 Private Placement

During the second fiscal quarter ended September 30, 2005, we closed a private placement with three institutional investors resulting in gross proceeds of $3,300,000 by issuing 1,650,000 shares of common stock at a price of $2.00 per share. These placement proceeds are being used to fund our pilot well program in Coos Bay, Oregon. For more details please review our Form 8-K filing and refer to Note 9 to the financial statements.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $7,221,477 to December 31, 2005. We believe we have sufficient cash to meet our projected expenditures for the next twelve months. In the long-term, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at March 31, 2005 we had working capital of $1,968,953, largely as a result of completing private placements in May 2004, June 2004, August 2004 and February 2005 which raised aggregate net proceeds of $5,040,025. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on the historical trends and other information available when the financial statements are prepared. Changes in the estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates and assumptions.

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

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation. As of December 31, 2005, we did not have any asset retirement obligations.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2005, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2005, all of our oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at December 31, 2005, none of our unproved oil and gas properties were considered impaired.

Results of Operations

The results of operations include the results of Torrent and its wholly owned subsidiaries, Methane and Cascadia, for the nine months ended December 31, 2005 and Torrent and its wholly owned subsidiary, Catalyst Technologies Inc., for the nine months ended December 31, 2004. During the nine months ended December 31, 2005, Torrent performed all of the administrative operations while the subsidiaries, Methane and Cascadia, hold the interests in the leases and operate the Coos Bay project and Cedar Creek project, respectively.

For the Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

Operating Expenses. Operating expenses declined during the most current three month period as compared to the same period last year. Significant operating expenses during the period included consulting, stock based compensation, legal and accounting, travel, and joint venture cost recovery with an offset from reduced investor relations expense.

Total operating expenses were $854,950 for the three months ended December 31, 2005, compared with $949,296 for the same period one year earlier. The significant element of the year-over-year decline was investor relations expenses, which fell to $50,430 for the quarter ending December 31, 2005 compared to $465,000 the quarter ending December 31, 2004. The decrease was attributable to the absence of fees totaling $450,000 for a shareholder awareness mail distribution program that has not been renewed.

Similarly, consulting fees increased to $48,034 during the most recent three month period as compared to $40,100 for the same period one year earlier. Again, expansion of our operating activities was the principal reason for the increase.

Legal and accounting expenses of $96,083 during the quarter ending December 31, 2005 were up from the $15,408 recorded for the three months ended December 31, 2004 as a result of increased regulatory reporting requirements during the most recent three months.

Travel expenses associated with our financing activities and expansion of our drilling activities led to expenses of $60,085 during the most current three month period, versus $33,186 during the same period last year.

Reallocation of joint venture costs to be recovered resulted in a $50,202 (2004-nil) increase in expense compared to the same period in the prior year and relates to the Cedar Creek project in Cascadia. We incur the consulting and lease costs in Cascadia, then we recover 40% of these costs from our joint venture partner, St. Helens Energy LLC., as described more fully in Note 4 to the financial statements.

Investor relations expenses were $50,430 for the three months ended December 31, 2005, compared with $465,000 for the three months ended December 31, 2004. A significant portion of the prior period investor relations expenses consists of $450,000 in fees for a shareholder awareness mail distribution program that has not been renewed.

We invested excess cash in term deposits during the three months ended December 31, 2005 resulting in interest revenue of $47,600. Similar investments during the three months ended December 31, 2004 yielded $863 in interest revenue.

We recorded $196,083 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital (see Note 8 to the financial statements). We also accrued $115,000 for dividends to be paid on the Series C Stock.

Net Loss for the Period. We recorded a net loss of $(807,350) for the three months ended December 31, 2005, compared with a net loss of $(948,433) for the three months ended December 31, 2004.

For the Nine Months Ended December 31, 2005 Compared to the Nine Months Ended December 31, 2004

Operating Expenses. Operating expenses increased considerably between the periods due to our increased activity compared to the prior period when we were beginning to reestablish our operations. During the nine months ended December 31, 2005, we completed drilling on the last core hole in our multi-hole program in Coos Bay Basin of Oregon and will commence completion and testing operations on our well locations during the first calendar quarter of 2006. The significant operating expenses consisted of consulting fees, accounting and legal fees, lease rentals, stock based compensation and travel expenses.

Operating expenses were $3,085,296 for the nine months ended December 31, 2005, compared with $2,067,285 for the nine months ended December 31, 2004. A significant portion of the increase in expenditures was attributable to stock- based compensation expenses of $1,780,271 related to the granting of five tranches of stock options during the nine months ended December 31, 2005 (2004 - $821,049).

Consulting fees were $ 454,899 for the nine months ended December 31, 2005, compared with $155,287 for the nine months ended December 31, 2004. The increase is a result of our increased activity compared to the prior period when we were only beginning to reestablish our operations. There is now a complete management team in place to continue the exploration of the Coos Bay project in Methane and to start planning for the exploration of the Cedar Creek project in Cascadia.

Investor relations expenses were $34,666 for the nine months ended December 31, 2005, compared with $686,100 for the nine months ended December 31, 2004. A significant portion of the prior period investor relations expenses consists of $450,000 in fees for a shareholder awareness mail distribution program that has not been renewed. Additionally, the reduced 2005 balance resulted from the regular investor relations expenses of $134,307 being netted against a reversal of $(99,641). This reversal relates directly to the cancellation of 200,000 stock options that were originally granted during the fiscal year ended March 31, 2005.

During the nine months ended December 31, 2005, we paid $60,013 for lease rentals pursuant to our oil and gas leases. The joint venture cost recovery of $26,522 relates entirely to the Cedar Creek project in Cascadia. We incur the consulting and lease costs in Cascadia, then we recover 40% of these costs from our joint venture partner, St. Helens Energy LLC., as described more fully in Note 4 to the financial statements.

Legal and accounting costs rose during the period primarily as a result of increased fees to comply with regulatory and audit requirements. As a result, our legal and accounting costs were $232,677 for the nine months ended December 31, 2005, compared to $75,997 for the nine months ended December 31, 2004.

Travel costs for the nine months ended December 31, 2005 were $185,862 as compared to $43,686 for the same period last year. The additional travel costs were due to the requirements to bring the expertise into Oregon for our drilling program plus the travel required for our funding activities.

We invested excess cash in term deposits during the nine months ended December 31, 2005 resulting in interest revenue of $100,617. Similar investments during the nine months ended December 31, 2004 yielded $1,026 in interest revenue.

We recorded the remaining $105,081 for dividend accretion related to the beneficial conversion feature on the Series B Stock during the nine months ended December 31, 2005. We also recorded $368,721 in value and $368,721 in accretion, both related to the beneficial conversion feature associated with the Series C Stock that was issued during the nine months ended December 31, 2005. We also accrued $178,219 for dividends to be paid on the Series C Stock.

Related Party Transactions. During the nine months ended December 31, 2005, our company recorded $245,289 (2004 - $103,875) in consulting fees to our directors and officers. In addition, we paid our officers and directors $159,200 (2004 - $66,330) for consulting fees relating to our oil and gas leases and $191,000 (2004 - $43,200) for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties. During the nine months ended December 31, 2005, our company also paid board of directors fees to related parties serving in that capacity, a total of $20,000.

As at December 31, 2005, there was $47,382 (2004 – $35,173) representing unpaid consulting fees and reimbursable expenses owing to our directors and officers. In fiscal year 2004, in anticipation of the change in business operation, $110,527 in consulting fees (including $303,280 incurred in fiscal year 2004) owing to our directors and officers was forgiven. This money was recorded as an additional paid-in capital.

Net Loss for the Period. We recorded a net loss of $(2,984,679) for the nine months ended December 31, 2005, compared with a net loss of $(2,066,259) for the nine months ended December 31, 2004.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. These include (i) the potential prospective for natural gas from coal and conventional natural gas production of up to 100,000 acres in the Coos Bay Basin, (ii) the potential pipeline capacity of 10 million cubic feet of gas per day in the port of Coos Bay area, and (iii) greater market for natural gas in Coos County. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Relating to Our Business:

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $(2,984,679) for the nine-month period ended December 31, 2005 and $(2,066,259) for the nine-month period ended December 31, 2004. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $15,000,000 to fund our continued operations for the twelve-month period ending December 31, 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

If we are unable to retain the services of Mr. Carlson or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. John Carlson, our President and Chief Executive Officer. Loss of the services of Mr. Carlson could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Carlson. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

Item 3. Controls and Procedures

As required under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held an annual general meeting of stockholders on November 22, 2005 in Coos Bay, Oregon.

Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement and all of management’s nominees were elected. The following directors were elected at the meeting:

Mark Gustafson (14,438,704 votes for and 127,340 votes withheld),

John D. Carlson (14,438,704 votes for and 127,340 votes withheld), and

George L. Hampton III (14,438,204 votes for and 127,840 votes withheld).

Stockholders also approved the appointment of Ernst & Young LLP as our independent auditors (14,535,644 votes for, 4,080 against and 26,320 votes abstained) and approved the amended 2005 Equity Incentive Plan to increase the maximum number of shares reserved for issuance under the plan, including options already granted, from 2,000,000 to 2,500,000 shares (3,137,441 for, 374,341 against, 24,782 abstained and 11,029,480 not voted).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws

3.1          Restated Articles of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB/A filed on February 11, 2004).

3.2           Articles of Amendment to the Restated Articles of Incorporation, creating Series B Stock (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

3.3           Articles of Amendment to the Restated Articles of Incorporation, changing the name to Torrent Energy Corporation (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

3.4           Articles of Amendment to the Restated Articles of Incorporation, creating Series C Stock (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

3.5          Bylaws (incorporated by reference from our Annual Report on Form 10-KSB/A filed on February 11, 2004).

(4)	Instruments Defining the Rights of Security Holders, including Indentures

4.1           Scarab Systems, Inc. 2004 Non-Qualified Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 19, 2004).

4.2           Amended 2005 Equity Incentive Plan, effective March 17, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on August 31, 2005).

4.3           Form of Stock Option Agreement for Amended 2005 Equity Incentive Plan (incorporated by reference from our Registration Statement on Form S-8 filed on August 31, 2005).

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

10.4         Investment Rights Agreement dated August 27, 2004 between Torrent Energy Corporation and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

10.5        Registration Rights Agreement dated August 27, 2004 between Torrent Energy Corporation and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

10.6        Consulting Agreement dated January 1, 2005 between Torrent Energy Corporation and MGG Consulting (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 11, 2005).

10.7         Securities Purchase Agreement dated February 11, 2005 between Torrent Energy Corporation and Placer Creek Investors (Bermuda) L.P. (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.8         Securities Purchase Agreement dated February 11, 2005 between Torrent Energy Corporation and Placer Creek Partners, L.P. (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.9         Securities Purchase Agreement dated July 11, 2005 between Torrent Energy Corporation and Placer Creek Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

10.10       Securities Purchase Agreement dated July 11, 2005 between Torrent Energy Corporation and Placer Creek Investors (Bermuda) L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

10.11       Securities Purchase Agreement dated July 11, 2005 between Torrent Energy Corporation and SDS Capital Group SPC, Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

10.12       Investment Agreement dated July 12, 2005 between Torrent Energy Corporation and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

10.13       Investor Registration Rights Agreement dated July 12, 2005 between Torrent Energy Corporation and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

10.14      Lease Option Agreement dated August 9, 2005 between Torrent’s wholly-owned subsidiary, Cascadia Energy Corp. and Weyerhaeuser Company (incorporated by reference from our Current Report on Form 8-K filed on August 18, 2005).

10.15       Joint Venture Agreement dated August 12, 2005 between Torrent’s wholly-owned subsidiary, Cascadia Energy Corp. and St. Helens Energy, LLC (incorporated by reference from our Current Report on Form 8-K filed on August 18, 2005).

(14)	Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on June 30, 2005).

(21)	Subsidiaries

Methane Energy Corp., an Oregon company

Cascadia Energy Corp., a Washington company

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
31.2	Section 302 Certification (filed herewith).
(32)	Section 906 Certifications
32.1	Section 906 Certification (filed herewith).
32.2	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

TORRENT ENERGY CORPORATION

By:      /s/ John D. Carlson

John D. Carlson

President, Chief Executive Officer and Director

(Principal Executive Officer)

By:      /s/ Michael D. Fowler

Michael D. Fowler

Chief Financial Officer, Treasurer and Secretary

(Principal Financial Officer and Principal Accounting Officer)

Date: February 14, 2005