Form 10KSB
period 2006-03-31
TORRENT ENERGY CORP
filed 2006-07-14
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-19949

Torrent Energy Corporation
(Name of small business issuer in its charter)

Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 194th Street SW, Suite 110 Lynnwood, Washington	98036
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  425.774.9780

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

D/JLM/879118.1

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]     No ☒

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

31,862,441 shares of common stock at $2.00 (1) per share = $63,724,882

(1) Closing price on June 29, 2006.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

33,099,941 shares of common stock issued and outstanding as of June 29, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒

D/JLM/879118.1

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars.

As used in this annual report, the terms “we”, “us” and “our” mean Torrent Energy Corporation, and our wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., unless otherwise indicated.

Corporate History

We were formed by the merger of Scarab Systems, Inc., a Nevada corporation, with iRV, Inc., a Colorado corporation, on July 17, 2002. We were initially involved in the business of providing services to the e-commerce industry. However, we ceased all activities in the e-commerce industry by the end of the fiscal year ended March 31, 2003. Scarab Systems, Inc. was a privately owned corporation incorporated on October 8, 2001. Subsequent to completion of the reorganization, Scarab Systems, Inc. transferred all its assets and liabilities to iRV, Inc. The directors and executive officers of iRV, Inc. were subsequently reconstituted. iRV, Inc. changed its name to Scarab Systems, Inc. on March 24, 2003.

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

On March 28, 2003, we acquired all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia corporation. Catalyst is a Vancouver-based, web design and Internet application developer. Catalyst specializes in the development of web-sites and Internet software design, primarily for the health and nutraceutical industry. The acquisition of Catalyst was treated as a non-material business combination in fiscal year 2003 and we discontinued Catalyst’s operations during the fiscal year ended March 31, 2004 due to a lack of working capital and disappointing financial results.

On April 30, 2004, we incorporated an Oregon subsidiary company named Methane Energy Corp. in anticipation of acquiring oil and gas properties in the State of Oregon. On May 11, 2004, Methane Energy Corp. entered into a lease purchase and sale agreement with GeoTrends-Hampton International, LLC to purchase GeoTrends-Hampton International’s undivided working interest in certain oil and gas leases for the Coos Bay Basin prospect located onshore in the Coos Bay Basin of Oregon. To acquire these oil and gas leases, we paid a total of $300,000 in cash, issued 1,800,000 restricted shares of our common stock in three performance-based tranches, and granted a 4% overriding royalty interest upon production from lands and leases in the Coos Bay project area. The lease purchase and sale agreement closed on June 22, 2004. On closing, we paid $100,000 in cash and issued 600,000 shares of our common stock. We subsequently paid the remaining $200,000 cash consideration and have issued an additional 1,200,000 shares of our common stock to satisfy the remaining components of the purchase obligation.

D/JLM/879118.1

Pursuant to the lease purchase and sale agreement with GeoTrends-Hampton International, LLC, we acquired leases of certain properties in the Coos Bay area of Oregon that are believed to be prospective for oil and gas exploration. Leases were subsequently acquired from the State of Oregon and from private property owners; and as of March 31, 2006, we have amassed approximately 116,000 acres under lease with annual lease rental payments totalling approximately $100,000. We continue to seek additional lease properties in the Coos Bay area.

As a result of the change in our business focus, we received shareholder approval on July 13, 2004 to change our name from Scarab System, Inc. to Torrent Energy Corporation.

On June 29, 2005, we incorporated a Washington subsidiary company named Cascadia Energy Corp. in anticipation of acquiring oil and gas properties in the State of Washington. Cascadia Energy Corp. executed a lease option agreement dated August 9, 2005 with Weyerhaeuser Company to lease 100,000 acres that it could select from an overall 365,000 acre block in the Chehalis Basin area in Lewis, Cowlitz and Skamania Counties, Washington. We intend to commence an exploratory work program on that acreage, known as the Cedar Creek Block, searching for possible hydrocarbon deposits. Cascadia Energy Corp. has also has been granted a two year first right of refusal on the balance of the Cedar Creek Block. Initial cash consideration for this option was $100,000 and, on or before the end of the initial first year, Cascadia Energy Corp. is to elect either to undertake a work commitment of $285,715 pertaining to the full 100,000 acres (proportionately reduced if Cascadia Energy Corp. elects to evaluate less than the entire acreage) or pays Weyerhaeuser $285,715 in lieu of the work commitment or such lesser amount if less than the full 100,000 acres is chosen to be evaluated, but in no event less than 50,000 acres. In November, 2005, Cascadia Energy Corp. acquired 14,964 acres of leases from the State of Washington directly adjacent or contiguous to Cascadia Energy Corp.’s prospective 100,000 acre block. Annual lease rentals on the State of Washington leases total $18,705; and lease rentals under the Weyerhaeuser lease option agreement are dependent on the total acreage election to be made by Cascadia Energy Corp.

Cascadia Energy Corp. has also entered into a joint venture agreement dated August 12, 2005 with St. Helens Energy, LLC, a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas explorer listed on the Australian Stock Exchange, and headquartered in Perth, Western Australia. Under this agreement, St. Helens Energy, LLC holds a 40% interest in the new Washington exploration project. Cascadia Energy Corp. serves as operator of the joint venture and St. Helens Energy LLC will actively assist in evaluating the area and developing exploratory leads and prospects.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Current Business

We are an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon and in the Chehalis Basin region of Washington State. Through one of our wholly-owned subsidiaries, Methane Energy Corp., we now hold leases to approximately 116,000 acres of prospective coalbed methane lands in the Coos Bay Basin. Methane Energy Corp. operates the exploration project in the Coos Bay Basin. Through our other wholly-owned subsidiary, Cascadia Energy Corp., we are evaluating 100,000 acres under a private lease option agreement and 14,964 acres under state leases and 15,280 acres of mineral rights interests under a private lease option agreement with Pope Resources LP in Washington State to define an exploratory program for possible hydrocarbon deposits.

Coos Bay Basin Exploration Prospect

The Coos Bay Basin is located along the Pacific coast in southwest Oregon, approximately 200 miles south of the Columbia River and 80 miles north of the California border. The onshore portion of the Coos Bay Basin is elliptical in outline, elongated in a north-south direction and covers over 250 square miles. More than 150,000 acres in the Coos Bay Basin is underlain by the Coos Bay coal field and appears prospective for coalbed methane gas production. The current leasehold position owned by Methane Energy Corp. covers most of the lands believed to be prospective for coalbed methane production in the Coos Bay Basin. Additional leasing, title and curative work continues. Most areas in Coos County are accessible year-round via logging and fire control roads maintained by the county or timber companies. In addition, numerous timber recovery staging areas are present and in many cases can be modified for drill-site locations.

The Coos Bay Basin is basically a structural basin formed by folding and faulting and contains a thick section of coal-bearing sediments. Coal-bearing rocks contained within the Coos Bay Basin form the Coos Bay Coal field. Coal mining from the Coos Bay field began in 1854 and continued through the mid 1950’s. Much of the coal was shipped to San Francisco. Since mining activity ended several companies such as Sumitomo, Shell and American Coal Company have done exploratory work and feasibility studies on the Coos Bay Coal Field but no mining operations were conducted. In addition, approximately 20 exploratory oil and/or gas wells

D/JLM/879118.1

have been drilled in the Coos Bay basin over the years from 1914 to 1993. Many of these wells encountered gas shows in the coal seams that were penetrated during drilling.

Coalbeds are contained in both the Lower and Upper Member of the Middle Eocene Coaledo Formation. The coal-bearing sandstones and siltstones of the Middle Eocene Coaledo formation are estimated to form a section up to 6,400 feet thick. Total net coal thickness for the Lower Coaledo Member can range up to 70 feet and over 30 feet for the Upper Coaledo Member. Coos Bay coal rank ranges from subbituminous to high-volatile bituminous, with a heating value of 8,300 to 14,000 British Thermal Units per pound (“BTU/LB.”), a low sulphur content, and a moderate percentage of ash.

On October 6, 2004, a multi-hole coring program was commenced on the Methane Energy Corp. leases. Coring was needed to collect coal samples so that accurate gas content data could be measured. Cores were collected, desorption work was done on the coals and evaluation completed by mid 2005. These data as well as other geologic information was provided to Sproule Associates, Inc., an international reservoir engineering firm, for an independent evaluation. Based on the gas content measured from core samples, net coal thickness and structural setting, Sproule Associates, Inc. estimated in May 2006 that the total basin-wide resource contained in the coals currently under lease by Methane Energy Corp. in the Coos Bay Basin may be 1.17 trillion cubic feet (“TCF”) of gas. To date, natural gas analyses performed on samples from Methane Energy Corp. coal samples and wells indicate that the gas is pipeline quality and that the coals are fully saturated with gas. It is important to note that technically recoverable gas volumes do not necessarily qualify as proved reserves, and we have not recorded any proven reserves at any of our projects at this time.

Drilling and testing programs were then initiated at two pilot sites, Beaver Hill and Radio Hill. A total of seven exploratory wells were drilled. Five exploratory wells were drilled and completed at Beaver Hill, and two exploratory wells were drilled at Radio Hill with one completion. Production and flow testing at the pilot well sites as well as continued development work are currently progressing.

Natural Gas Market

Until 2005, the port of Coos Bay was one of the largest population centers on the west coast not served by natural gas. A project to bring natural gas into the region via a 52-mile, 12-inch pipeline was approved, funded by Coos County and the State of Oregon, and completed in late 2004 with gas sales beginning in early 2005. While the line is owned by Coos County, the local gas distribution company, Northwest Natural Gas, operates the line. Northwest Natural Gas serves Coos County and most of western Oregon. The pipeline and its associated distribution system represent the most likely option for delivery of gas, if produced by Methane Energy Corp. in the future, to market. Estimates of local Coos County market requirements are over 10 million cubic feet of gas per day initially, which represents about 10% of ultimate pipeline capacity. Excess capacity is available for additional gas input.

Coos County is also likely to benefit from new industrial, commercial and residential development as natural gas is now available. Expansion of the market is likely to bring greater demand for and value to natural gas. Because of its west coast location, Coos Bay market prices would be subject to pricing standards of the New York Mercantile Exchange for most of the year. Regional gas pricing hubs are located at Malin and Stanfield, Oregon. The closest pricing point, however, would be the Coos Bay City Gate, where Northwest Natural Gas’s retail rates are set and regulated by Oregon’s Public Utilities Commission. Seasonal or critical gas demand fluctuations could cause prices to exceed or fall below posted prices on a regular basis.

Exploration Objectives

The Coos Bay Basin is the southernmost of a series of sedimentary basins that are present in western Oregon and Washington west of the Cascade Range. The region containing this series of basins is generally referred to as the Puget-Willamette Trough. These basins contain thick sequences of predominantly non-marine, coal-bearing sedimentary rock sequences that are correlative in age, closely related in genesis, and very similar in many other characteristics. Methane Energy Corp. is primarily targeting natural gas from coal seams of the Coaledo Formation in the Coos Bay Basin. Secondary objectives are natural gas, and possibly oil, trapped in conventional sandstone reservoirs.

Indications of the hydrocarbon potential in the Puget-Willamette Trough are shown by natural gas production at the Mist Field in northwest Oregon, the presence of excellent quality sand reservoir development at the Jackson Prairie Gas Storage Field in southwest Washington, and numerous oil and/or gas shows from historic oil and gas exploration drilling activity.

Chehalis Basin Exploration Prospect

The Chehalis Basin is located about midway between Portland and Seattle in southwest Washington State, approximately 90 miles north of the Columbia River. The Chehalis Basin lies between the western foothills of the Cascade Range and the eastern border of the Coast Ranges.

D/JLM/879118.1

The Chehalis Basin is a structurally-formed basin that contains and is flanked by a thick section of coal-bearing sediments. The coals are hosted by Lower-Middle-Upper Eocene continental sedimentary rocks. The coal-bearing Eocene sandstone and siltstone section is estimated to be approximately 6,600 feet thick.

The Chehalis Basin is more or less centered within the subbituminous and lignite coal fields of southwestern Washington. Subbituminous and lignite are various types of coal. The Centralia-Chehalis coal district lies to the north and portions of the Morton and Toledo coal fields lie to the east and south, respectively. The Centralia-Chehalis coal district is the largest of the subbituminous and lignite fields of southwestern Washington. At least 13 separate coal seams have been mined or are being mined from the district. Most coal suitable for mining has a subbituminous C rank, contains 14-35 % moisture, 5-25% ash, and has a heating value ranging from 8,300 to 9,500 BTU/LB.

TransAlta currently operates a coal-fired power plant, a gas-fired power plant and a surface coal mine at their Centralia complex. The coal-fired plant produces 1404 megawatts, enough electricity to supply a city the size of Seattle. Eighty-five percent of the coal feed for the power plant is mined at TransAlta’s Centralia complex.

Coals in the Chehalis Basin are relatively thick and continuous. These coals contain a methane gas resource. Limited core and desorption work showed gas content ranging from 6 to 86 standard cubic feet per ton in the coal seams. Two seams, the “Blue” and the “Brown” each attain thicknesses of about 40 feet. Total net coal typically approaches 75 feet and in places, exceeds 100 feet in thickness. More than 250,000 acres in the Chehalis Basin appears prospective for methane production from the coals. In addition, conventional gas potential is present.

During the 1980’s Kerr-McGee conducted a shallow coal exploration drilling program along the southwest flank of the Chehalis Basin. They encountered a number of gas shows associated with both coals and sandstones. One of the show wells was offset by Duncan Oil in 2001 and it flow tested 714 thousand cubic feet per day from a sand zone.

Our subsidiary, Cascadia Energy Corp., currently controls, through lease options and oil and gas leases, approximately 130,000 acres in the Chehalis Basin. Two project areas have been established. The larger of the two, the Cedar Creek Block, is located along the southern and southeastern side of the Chehalis Basin. We are also exploring lease opportunities for additional acres and have identified specific leasehold ownership positions falling within the Chehalis Basin exploration prospect area. Access to virtually all areas in the Cedar Creek Block is excellent year-round via logging and fire control roads maintained by the forest service or the timber industry. Likewise, numerous potential drill-site locations are already constructed as timber recovery staging areas and may be available to be utilized in the initial testing phase of the drilling program. Currently, we have not drilled any exploratory or productive wells on the properties under lease option or oil and gas lease controlled by Cascadia Energy Corp. For the next 12 months ending March 31, 2007, we plan to continue regional evaluation and to drill and evaluate 4 widely spaced stratigraphic/information holes spanning the leasehold acreage.

Natural Gas Market

The Cedar Creek project area is located in close proximity to the Interstate 5 corridor that parallels the route of the principal interstate pipeline providing natural gas to utility, commercial and industrial customers in Washington and Oregon. With anticipated declines in Canadian-sourced natural gas, we believe that robust markets will exist for any gas produced from the Chehalis Basin. Because of its west coast location and ready connection to a major interstate pipeline, Chehalis Basin market prices would be subject to pricing standards of the New York Mercantile Exchange for most of the year. Regional gas pricing hubs are located at Malin and Stanfield, Oregon. However, seasonal or critical gas demand fluctuations could cause prices to exceed or fall below posted prices on a regular basis.

Exploration Objectives

The Chehalis Basin is located towards the northern end of a series of sedimentary basins that are present in western Oregon and Washington west of the Cascade Range. The region containing this series of basins is generally referred to as the Puget-Willamette Trough. These basins contain thick sequences of predominantly non-marine, coal-bearing sedimentary rock sequences that are correlative in age, closely related in genesis, and very similar in many characteristics. Cascadia Energy Corp. is primarily targeting natural gas from coal seams of the Cowlitz Formation in the Chehalis Basin. Secondary objectives are natural gas, and possibly oil, trapped in conventional sandstone reservoirs.

Indications of the hydrocarbon potential in the Puget-Willamette Trough are shown by natural gas production at the Mist Field in northwest Oregon, the presence of excellent quality sand reservoir development at the Jackson Prairie Gas Storage Field in southwest Washington, and numerous oil and/or gas shows from historic oil and gas exploration drilling activity.

D/JLM/879118.1

The Coalbed Methane Industry

During the past two decades, coalbed methane has emerged as a viable source of natural gas compared to the late 1980s when no significant production outside of the still dominant San Juan Basin in New Mexico, and the Black Warrior Basin in Alabama. According to data from the U.S. Department of Energy’s Energy Information Administration, coalbed methane production totalled 1.72 trillion cubic feet in 2004, an increase of 7.5% over 2003. This production accounted for nearly 9% of the country’s total dry-gas output of 19.7 trillion cubic feet. Coalbed methane production currently comes from fifteen basins located in the Rocky Mountain, Mid-Continent and Appalachian regions. Various evaluation, exploration and development projects are underway in at least four other basins, including Coos Bay, and in Alaska. One of the coalbed methane industry’s leading information specialists estimates that the number of producing wells nationwide (including those close to achieving production) is approaching 35,000. By comparison, more than 405,000 wells produce natural gas nationwide. However, none of this production of natural gas currently comes from Oregon or Washington. All of the natural gas presently consumed in the Pacific Northwest must be delivered by interstate pipelines from Western Canada and Wyoming.

We believe the success of coalbed methane developments has been largely the result of improved drilling and completion techniques (including horizontal/lateral completions), better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and coalbed reservoir performance analysis. Also aiding this sector’s growth is the apparent shortage of quality domestic conventional exploration and development projects.

We also believe that a major reason propelling the growth in coalbed methane production is its relatively low finding and development costs. Coalbed methane fields are often found where deeper conventional oil and gas reservoirs have already been developed. Therefore, considerable exploration-cost reducing geologic information is often readily available. This available geological information, combined with comparatively shallow depths of prospective coalbed reservoirs, reduces finding and development costs.

A number of government agencies and industry organizations use various statistical methodologies to estimate the volume of potentially recoverable coalbed methane using currently available technology and specific economic conditions. The Potential Gas Committee, which provides the most frequent assessments of the country’s natural gas resource base, estimates technically recoverable coalbed methane resources of 106.5 trillion cubic feet for the Lower 48 States as of year end 2004. This represents approximately 15% of the total estimated in-place coalbed methane resource of 700 trillion cubic feet. It is important to note that technically recoverable gas volumes do not necessarily qualify as proved reserves, and we have not recorded any proved reserves at our projects in Oregon or Washington at this time.

Coalbed Methane

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may contain minute quantities of hydrogen sulfide, referred to as sour gas. Coalbed methane is, generally, a sweet gas consisting of 95% methane and thus is normally of pipeline quality. Coalbed methane is considered an unconventional natural gas resource because it does not rely on conventional trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead coalbed methane is absorbed or attached to the molecular structure of the coals which is an efficient storage mechanism as coalbed methane coals can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale. The absorbed coalbed methane is kept in place as a result of a pressure equilibrium often from the presence of water. Thus the production of coalbed methane in many cases requires the dewatering of the coals to be exploited. This process usually requires the drilling of adjacent wells and sometimes takes 6 to 36 months to complete. Coalbed methane production typically has a low rate of production decline and an economic life typically of 10 to 20 years.

The principal sources of coalbed methane are either biogenic, producing a dry gas which is generated from bacteria in organic matter, typically at depths less than 1,000 feet, or thermogenic, which is a deeper wet gas formed when organic matter is broken down by temperature and pressure.

The three main factors that determine whether or not gas can be economically recovered from coalbeds are: (1) the gas content of the coals; (2) the permeability or flow characteristics of the coals; and (3) the thickness of the coalbeds. Gas content is measured in terms of standard cubic feet per ton and varies widely from 430 standard cubic feet per ton in the deep (2,000 to 3,500 feet) San Juan, New Mexico thermogenic coals, and only 60 standard cubic feet per ton for the shallow (300 to 700 feet deep) Powder River, Wyoming biogenic coals. The San Juan coals are considered to have the industry’s highest permeability. Relatively high permeability, which can affect the ability of gas to easily travel to the borehole, is an important factor for the success of coalbed methane wells, but is not absolutely required. The thickness of coalbeds from which coalbed methane is economically produced varies from as little as a few feet in some areas of the gas-rich (300 standard cubic feet) Raton Basin to as much as 75 net feet of coalbed thickness at the relatively gas-poor Powder River.

D/JLM/879118.1

Competition

Coalbed methane in the United States is produced by several major exploration and production companies and by numerous independents. The majors include BP American and ConocoPhillips in the San Juan Basion and, to a lesser extent, Chevron USA in the Black Warrior Basin. A number of large and mid-size independents, including Anadarko Petroleum Corporation, CMS Energy Corporation, CNX Gas Corporation, Devon Energy Corporation, Dominion Resources, Inc., El Paso Corporation, EnCana Corporation, Energen Corporation, Equitable Resources, Inc., Fidelity Exploration & Production Company, GeoMet Inc., J.M. Huber Corporation, Lance Oil & Gas Corporation, Penn Virginia Corporation, Pennaco Energy Inc., Pioneer Natural Resources Company, The Williams Companies, Inc., XTO Energy Inc. and Yates Petroleum Corporation, have established production in one or more basins. Dozens of smaller independents, many of whom originally began with conventional oil and gas production and operating a small number of wells, have found profitable niches in coalbed methane. Other new entrants to coalbed methane continue to acquire prospective acreage and to conduct test drilling. By virtue of their strategic property holdings, affiliates of several of the country’s largest coal mining companies also have become active in coalbed methane, such as Consol Energy Inc., Jim Walter Resources, Inc., Peabody Energy Corporation, USX Corporation and Westmoreland Coal Company.

Government Regulation

Our oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include drilling and discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to conservation and the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our drilling and exploration projects in the Pacific Northwest region. To date, execution of our business plan has largely focused on acquiring prospective coalbed methane leases, acquiring technical data from core hole drilling and from production and reservoir data from our pilot projects. Based on review of this information, we intend to establish a going forward exploration and development program.

Employees

As at June 29, 2006, we had ten non-union, full time employees, two of which are executives. We consider our relations with our employees to be good.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. These include (i) the potential prospective for coalbed methane and conventional natural gas production in the Coos Bay Basin and the Chehalis Basin, (ii) the potential pipeline capacity in the port of Coos Bay area, and (iii) greater market for natural gas in Coos County and the Pacific Northwest region in general. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

D/JLM/879118.1

Risks Relating to Our Business:

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated June 20, 2006, our independent auditors stated that our consolidated financial statements for the fiscal year ended March 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such funding methods will prove successful.

We have a history of losses that may continue, which may negatively impact our ability to achieve our business objectives.

We have accumulated a deficit of $8,880,349 to March 31, 2006 and incurred net losses applicable to common shareholders of $5,295,572 for the fiscal year ended March 31, 2006; and $2,701,460 for the fiscal year ended March 31, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $21,000,000 to fund our continued operations for the fiscal year ending March 31, 2007. Additional capital will be required to effectively support our operations and to implement our business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may result in substantial dilution to our then existing shareholders.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Our company has a limited operating history in the business of oil and gas exploration and must be considered to be an exploration stage company. We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there is no assurance that we will ever operate profitably. Our company has a limited operating history in the business of oil and gas exploration and must be considered an exploration stage company. Our success is significantly dependent on successful lease acquisition, drilling, completion and production programs. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we are unable to retain the services of Mr. Carlson and other senior executives or if we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Mr. John Carlson, our president and chief executive officer, and a director. Loss of the services of Mr. Carlson could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Carlson. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel who have experience in the oil and gas exploration industry. Competition for qualified individuals is intense. There are no assurances that we will be able to find and attract new employees; or to retain existing employees; or to find, attract and retain qualified personnel on acceptable terms.

As our properties are in the exploration and development stage, there is no assurance that we will establish commercially exploitable discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil

D/JLM/879118.1

and gas. We may not establish commercially exploitable discoveries on any of our properties; and we may never have profitable operations.

We are unsure about the likelihood that we will discover and establish a profitable production of gas from coal seams in the Coos Bay or Chehalis Basin regions.

Currently, there is no commercial production of coal in the state of Oregon. Additionally, no coalbed methane gas production exists either in Washington or Oregon. Coalbed methane gas only accounts for a small percentage of all natural gas production in the United States. The closest coalbed methane production to the Coos Bay and Chehalis Basin occurs in the state of Wyoming. As a result, it is unlikely that we will discover any significant amount of coalbed methane in the Coos Bay or Chehalis Basins or be able to establish wells that will produce a profitable amount of coalbed methane gas.

Even if we are able to discover commercially exploitable resources on any of the properties on which we hold an interest, we may never achieve profitability or may not receive an adequate return on invested capital because the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

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

Even if we are able to discover and complete a gas well, there can be no assurance the well will become profitable.

We have not yet established a commercially viable coalbed methane gas resource. Even if we are able to do so, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies that have substantially greater technical, financial and operational resources. Accordingly, there is a high degree of competition for desirable oil and gas leases, for suitable properties for drilling operations, for necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquiring additional leases for acreage in both the Coos Bay and Chehalis Basins. This acreage may not become available or, if it is available for leasing, we may not be successful in acquiring clear title to the leases. If we do not acquire the leases, we will not be able to completely fulfill our current business plan. Failure to carry out our business plan may reduce the likelihood of achieving profitable operations and may discourage investors from investing in our company. If these things happen, we may not be able to raise additional funds when we need them and we may have to cease operations.

The marketability of natural resources will be affected by numerous factors beyond our control that may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources that may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land lease tenure, land use, regulation concerning the importing and exporting of oil and gas, and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulations that may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

D/JLM/879118.1

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations that seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be granted. Environmental standards imposed by federal, state, or local authorities may be changed, and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our business operations. Additionally, we may be subject to liabilities for pollution or other environmental damages. We believe that our operations comply, in all material respects, with all applicable environmental and health and safety regulations. To date, we have not been required to spend any material amount on compliance with environmental and health and safety regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental and health and safety risks.

Oil and gas exploration and production activities are subject to certain environmental regulations that may prevent or delay the commencement or continuation of our operations.

In general, our oil and gas exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities that may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or against which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

D/JLM/879118.1

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

Our principal office is located at 4100 194th Street SW, Suite 110, Lynnwood, Washington 98036 and was leased through Methane Energy Corp. for a term beginning November 1, 2005 and ending October 31, 2006 at a cost of $2,500 per month. The office space consists of four offices, a conference room and a reception area totalling approximately 1,667 square feet.

In addition, Methane Energy Corp. leases an office at 271 North Baxter, Coquille, Oregon, 97423 and a second office at 125 East 2nd Street, Coquille, Oregon 97423. The leases run from July 1, 2005 through June 30, 2006 with monthly renewals thereafter at a cost of $700 per month for the first office and from February 1, 2006 through July 31, 2006 at a cost of $790 per month for the second office. The Oregon offices are comprised, respectively, of approximately 4,000 square feet, consisting of three offices, a conference room and storage space, and of approximately 1,000 square feet, consisting of one office, open office space and storage space.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Through our subsidiary, Methane Energy Corp., we have leased approximately 116,000 of undeveloped acreage in the Coos Bay Basin as of May 31, 2006. Sixteen thousand acres are leased from Menasha Development Corporation, 29,000 acres from Coos County, 14,000 acres from the State of Oregon, and approximately 57,000 acres from various companies and individual landowners. The total annual lease payments related to the 116,000 acres are approximately $100,000. These leases typically have a five-year term with an option for an additional five years with renewal conditioned on continued payment of annual lease rentals. In addition, we have granted the landowners royalties, typically averaging 12.5% on gross sales resulting from the leases in addition to the 4% overriding royalty interest to be paid to the project originators.

We have recently completed the initial phases of a pilot well program designed to assess the coalbed methane production capability of the wells in the Coos Bay Basin. The test results will assist our management in determining exploration potential and economic

D/JLM/879118.1

viability of further development plans in the area. We contract for drilling rigs and related services from outside sources. Our coal and water samples are analysed by independent testing labs, then interpreted by analysts such as Sproule Associates Inc. for resource assessment.

Through our subsidiary, Cascadia Energy Corp., we executed a one-year lease option agreement on August 9, 2005 with Weyerhaeuser Company to lease 100,000 acres that we may select from an overall 365,000 acreage block in the Cedar Creek Block of the Chehalis Basin area of Washington State during the one-year option term and also obtained a two-year first right of refusal on the balance of the acreage that we do not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which we paid $60,000 (See Note 5 to our audited consolidated financial statements). In addition, we may extend the term of this option for an additional year by committing to a work program of $285,715, pertaining to the full 100,000 acres but proportionally reduced based on the number of acres selected for exploration activity during the initial option period. Alternatively, we may simply execute a lease agreement on the acreage at an annual rental rate of $1.00 per acre.

We have also acquired through a lease auction 14,964 acres from the State of Washington Land Trust for an initial five-year lease term, which acreage lies directly adjacent or contiguous to our 100,000 Cedar Creek acreage block. This acreage was acquired for aggregate annual lease consideration of $92,860 and has been included in the Cedar Creek project subject to the joint venture agreement discussed in Note 5 to our audited consolidated financial statements. Our ongoing annual lease rental obligations for acreage held by Cascadia Energy Corp. currently totals $18,705 with an annual obligation for the Weyerhaeuser acreage of $1.00 per acre for the actual acreage selected pursuant to our lease option agreement.

On May 9, 2006, Cascadia Energy Corp., entered into an Option to Acquire Oil & Gas Lease with Pope Resources LP. This option provides Cascadia Energy Corp. with the right to earn oil and gas leases covering up to 15,280 acres of mineral rights interests held by Pope Resources LP in Cowlitz and Lewis Counties, Washington, for a purchase price of $1 per net mineral acre or $15,280. The initial term of this option is for a period of 18 months ending on November 9, 2007. If Cascadia Energy Corp. expends $200,000 on operations and activities in the overall Cedar Creek area during the initial term, the initial term shall be extended for an additional year. If the conditions for extension of the initial term are not satisfied, this option will terminate as of the expiration of the initial term and, as additional consideration, Cascadia Energy Corp. will pay Pope Resources LP an additional sum of $30,560.

We have completed considerable geological and geophysical analysis on our Cedar Creek project acreage and plan to continue exploratory activities. There is no assurance that we will raise sufficient capital to take advantage of our opportunity in Washington State.

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

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

D/JLM/879118.1

Quarter Ended	High	Low
March 31, 2004	$0.51	$0.05
June 30, 2004	$1.29	$0.38
September 30, 2004(1)	$1.18	$0.65
December 31, 2004	$1.37	$0.72
March 31, 2005	$1.36	$0.93
June 30, 2005	$3.56	$0.95
September 30, 2005	$2.58	$1.56
December 31, 2005	$2.43	$1.68
March 31, 2006	$3.07	$1.94

(1)           On July 30, 2004, our trading symbol changed from “SBSY” to “TREN” to reflect the change in our corporate name.

Holders

Our shares of common stock are issued in registered form. Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401 (Telephone: 303.262.0600; Facsimile: 303.262.0604) is the registrar and transfer agent for our shares of common stock.

On June 29, 2006, the shareholders’ list of our shares of common stock showed 160 registered holders of our shares of common stock and 33,099,941 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

During the fiscal year ended March 31, 2006, we accrued preferred stock dividends of $308,442. See Note 11 to our consolidated financial statements.

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at March 31, 2006.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(1)	200,000(2)	$0.50	Nil
Equity compensation plans not approved by security holders(3)	2,500,000	$1.47	Nil
Total	2,700,000	$1.40	Nil

(1)           Referring to our 2004 non-qualified stock option plan. Please see the “2004 Non-Qualified Stock Option Plan” section below.

D/JLM/879118.1

(2)           Of the 800,000 options, 600,000 were granted outside of the non-qualified stock option plan. Please see the “2004 Non-Qualified Stock Option Plan” section below.

(3)	Referring to our 2005 equity incentive plan. Please see the “2004 Non-Qualified Stock Option Plan” section below.

2004 Non-Qualified Stock Option Plan

On February 10, 2004, our board of directors adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”) for our executives, employees and outside consultants and advisors. Under the plan, executives, employees and outside consultants and advisors may receive awards of non-qualified stock options. The purpose of the plan is to provide executives, employees and non-employee consultants and advisors with an increased incentive to make contributions to our company. The aggregate number of shares of common stock that may be granted by our company under the 2004 Plan will not exceed a maximum of 1,800,000 shares of common stock during the period of the plan. The 2004 Plan shall terminate upon the earlier of February 10, 2014 or the issuance of all shares of common stock granted under the plan. The option prices per share are determined by our board of directors when the stock option is granted.

During the year ended March 31, 2004, we granted 1,060,000 stock options to various consultants of our company. Each option entitles the holder to acquire one share of common stock at an exercise price of $0.10 per share. These options have vesting periods ranging from immediately to over seven months, and expire two years from date of grant.

During the fiscal year ended March 31, 2005, we granted a total of 1,340,000 stock options of which 740,000 were under the 2004 Plan and the other 600,000 were outside the plan. Of the total 1,340,000 options, 740,000 stock options were granted to various directors and consultants of our company under the 2004 Plan. Each option entitles the holder to acquire one share of common stock at exercise prices ranging from $0.10 to $0.50 per share. Vesting of these options ranged from 100% immediately to 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant.

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

The other 200,000 stock options granted outside the 2004 Plan were to a consultant providing public and investor relations services. These options have an exercise price of $0.83 per share, vested 25% immediately, and 25% every quarter thereafter. Either party may terminate the investor relations agreement with thirty days written notice.

As of March 31, 2006, 200,000 options with an exercise price of $0.50 per share remained outstanding under the 2004 Plan.

2005 Equity Incentive Plan

On March 17, 2005, our board of directors adopted the 2005 Equity Incentive Plan for our executives, employees and outside consultants and advisors. Under the 2005 Equity Incentive Plan, executives, employees and outside consultants and advisors may receive awards as described in the 2005 Equity Incentive Plan. The purpose of the equity incentive plan is to provide long-term performance incentives to those key employees and consultants of our company and our subsidiaries who are largely responsible for the management, growth and protection of the business of our company and our subsidiaries. A maximum of 2,000,000 shares of our common stock are subject to the 2005 Equity Incentive Plan. As of December 31, 2005, a registration statement on Form S-8 was filed to register the common stock issuable under our 2005 Equity Incentive Plan with an amendment to increase the number of shares under the plan to 2,500,000. As of March 31, 2006, 2,500,000 options with an average exercise price of $1.47 per share had been granted under the 2005 Equity Incentive Plan as further described below.

On April 1, 2005, 1,200,000 stock options were granted to directors and officers under the 2005 Equity Incentive Plan to purchase 1,200,000 shares of our common stock. On April 15, 2005, 300,000 stock options were granted to an officer of our subsidiary, Methane Energy Corp., under the 2005 Equity Incentive Plan to purchase 300,000 shares of our common stock with an exercise price of $1.25 per share. On June 2, 2005, 200,000 stock options were granted to consultants under the 2005 Equity Incentive Plan to purchase 200,000 shares of our common stock with an exercise price of $2.00 per share. On October 15, 2005, 250,000 stock options were granted to a newly hired employee of our subsidiary, Methane Energy Corp., under the 2005 Equity Incentive Plan to purchase 250,000 shares of our common stock with an exercise price of $2.00 per share. On November 22, 2005 40,000 stock options were granted to a consultant under the 2005 Equity Incentive Plan to purchase 40,000 shares of our common stock with an exercise price of $2.00 per share. On January 16, 2006, 310,000 stock options were granted to a newly hired officer and to other employees and

D/JLM/879118.1

consultants under the 2005 Equity Incentive Plan with an exercise price of $2.11 per share. In addition, we had previously granted a consultant the option to purchase 200,000 shares of our common stock at an exercise price of $0.83 per share pursuant to a consulting agreement for public and investor relations with a third party in which 25% of the options vest immediately and 25% vest every quarter thereafter and either party may terminate the investor relations agreement with thirty days’ written notice. These options were originally granted outside of the 2005 Equity Incentive Plan and subsequently were revised to be included under the 2005 Equity Incentive Plan. There are currently no further options available for grant under the 2005 Equity Incentive Plan.

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

In February 2005, we issued 2,500,000 shares of our common stock for $2,500,000 pursuant to two securities purchase agreements entered into with two accredited investors. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In July and September 2005 and January 2006 we issued in a series of related tranches a total of 12,500 shares of Series C convertible preferred stock for $12,500,000. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. The Series C convertible preferred stock was converted to 7,651,648 shares of our common stock, 2,083,614 of which were

D/JLM/879118.1

issued in fiscal 2006 and 5,568,034 of which were issued subsequent to our fiscal 2006 year end. The Series C convertible preferred stock has now been converted in full. On May 10, 2006, we issued 228,714 of our common shares in payment of $343,712 due in accrued dividends on our Series C convertible preferred stock during the period it was outstanding. Dividends accrued on our Series C convertible preferred stock have now been paid in full.

In February 2006, we issued 600,000 shares of our common stock pursuant to a lease purchase and sale agreement with Geo-Trends-Hampton International, LLC. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

In June 2006 we issued in a total of 25,000 shares of Series E convertible preferred stock for $25,000,000. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to one accredited investor and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. The Series E convertible preferred stock is convertible into common stock by the holder at any time by dividing the dollar amount being converted by $2.50. The holder of the Series E convertible preferred stock may only convert up to $1,250,000 of Series E convertible preferred stock into common shares in any 30 day period. Commencing on the earlier of the month after registration and December 1, 2006, we will be required to convert up to 5% of the initial investment each month, payable in shares valued at $2.50 if the stock trading price is $2.50 or above; in stock valued at $1.67 or in cash at the initial investment amount plus 20% if the stock trading price is between $1.67 and $2.50; and in cash at the initial investment amount plus 20% if the stock trading price is below $1.67. As a condition of the private placement, we agreed to file a registration statement within 45 days of closing registering 15,000,000 common shares for conversion from Series E convertible preferred stock, and to have the registration statement declared effective within 120 days of filing.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended March 31, 2006.

Item 6.	Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and the related notes for the years ended March 31, 2006 and 2005 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Overview

Until June 22, 2004, when we completed our acquisition of certain oil and gas leases in the Coos Bay region, our business was to provide services to the e-commerce industry. Historically, these services have been comprised of marketing, e-commerce development and the sale and distribution of transaction processing and payment services. Since none of these services were sufficient to provide us with a sustainable foundation, we commenced reviewing opportunities in the resource sector in late fiscal 2004. Accordingly, the accumulated losses of $374,606 to March 31, 2004 reflect our past activities that have been either discontinued or abandoned.

Our restructuring accelerated from January 1, 2004 to March 31, 2004 (final quarter of fiscal 2004) and was finalized from April 1, 2004 to June 30, 2004 (first quarter of fiscal 2005). We decided to investigate and pursue a number of conventional oil and gas opportunities as well as a number of unconventional (coalbed methane) acquisition candidates. Due diligence on a coalbed methane opportunity was completed in April and May of 2004, resulting in the announcement on May 20, 2004 of the purchase of certain Oregon-based oil and gas lease assets from an independent company. Two private placements from April 1, 2004 to June 30, 2004

D/JLM/879118.1

(first quarter of fiscal 2005) allowed us to complete the lease acquisitions and to commence leasing additional mineral rights under the land surrounding the existing oil and gas leases. We now have a coalbed methane exploration project in Oregon on which to focus.

Additional private placements from July 1, 2004 to September 30, 2004 (second quarter of fiscal 2005) and from January 1, 2005 to March 31, 2005 (fourth quarter of fiscal 2005) allowed us to complete additional lease acquisitions, core hole drilling, marketing and public relations, and pay legal and professional fees related to the Oregon properties. Private placements completed between April 1, 2005 and January 31, 2006 provided sufficient funding to complete a pilot well program on the Oregon prospect from which we plan to obtain production evaluation data and to acquire option rights and lease rights on prospective acreage in the State of Washington. Additional financings will be required to support further leasing activities and related exploratory drilling and testing programs on both our Oregon and Washington prospects.

Land Acquisition

We currently lease approximately 116,000 acres in the Coos Bay Basin of Oregon and 14,964 acres in the Chehalis Basin of Washington with up to an additional 115,280 acres in the Chehalis Basin subject to a lease option agreement. Our objective is to achieve a land lease position of approximately 125,000 acres in the Coos Bay Basin and approximately 180,000 acres in the Chehalis Basin by the end of fiscal 2007, although there is no assurance that we can reach these goals.

Exploration Activities

We are planning to continue an aggressive drilling and exploration program in the Coos Bay Basin. Based on existing raw data, which provided substantial subsurface information, we completed a core drilling program by the end of May 2005 with five core holes drilled at depths ranging from 1,000 to 4,500 feet. Having determined that sufficient gas content levels existed, a pilot well program consisting of seven wells at depths ranging from 3,900 to 5,300 feet was initiated during the year ended March 31, 2006. Preliminary production testing results have been sufficiently promising to justify continuation of the current completion program and to justify an additional drilling program to further delineate the resource potential and economic viability of a development program.

We also plan to accelerate our exploratory activities in the Chehalis Basin area with four stratagraphic wells to be drilled in the latter half of 2006. Retrieval, analysis and testing of core samples obtained from these wells will provide a basis for structuring a plan for a potential resource development program.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $21,000,000 to fund our continued operations for the fiscal year ending March 31, 2007. Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy.

Major expenditures expected for the next 12 months include the following:

Well drilling, completion and testing:	$16,000,000
Land and leasing expenditures:	1,200,000
Geological and geophysical expenditures:	1,000,000
Operating expenses:	800,000
General and administrative:	2,000,000
Total:	$21,000,000

The continuation of our business is dependent on obtaining further financing, positive results from exploratory activities, and achieving a profitable level of business. In the event that our properties continue to show promise but we don’t have the resources to develop them, we would likely seek partners to assist in that development which would dilute our interest in the property, or we may sell our interest outright. Alternatively, we could seek additional financing which could dilute our existing shareholders’ interests. Furthermore, if at any stage we determine that it is not expected that our properties can be commercially developed, we may abandon further development work and our interests in the properties.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. Further, there can be no assurance that our exploration will result in any commercial findings of oil and gas.

D/JLM/879118.1

Liquidity and Capital Resources

Our cash on hand was $2,658,719 as of March 31, 2006 compared to $2,600,986 at March 31, 2005. Our working capital surplus was $1,151,881 as of March 31, 2006 as compared to $1,968,953 at March 31, 2005.

During the fiscal year ended March 31, 2006, we received net proceeds of $3,444,285 from the issuance of shares of common stock and net proceeds of $11,552,000 from the issuance of our preferred stock. This compares to net proceeds of $3,996,204 from common stock issues and $1,935,000 from preferred stock issues during the fiscal year ended March 31, 2005.

During the fiscal year ended March 31, 2006, we expended cash of $11,435,664 on our Coos Bay and Chehalis Basin projects compared to $2,319,434 during the year ended March 31, 2005. Expenditures on the Coos Bay project for the year ending March 31, 2006 were $11,152,801 and included $522,043 in seismic and lease costs, $9,997,602 in drilling costs for the pilot well program and $633,156 for geological and geophysical consulting fees. During the comparative period in the prior year, our expenditures for Coos Bay were $2,319,434 and included $300,000 in project acquisition costs, $499,847 for seismic and lease costs, $1,262,564 in drilling costs and $257,023 for geological and geophysical consulting fees.

During the fiscal year ended March 31, 2006, cash expenditures for our Chehalis Basin project totalled $282,863 and included $224,588 for seismic and lease costs and $58,725 for geological and geophysical consulting. The Chehalis Basin expenditures are net of the 40% participation by our joint venture partner.

Series B Convertible Preferred Shares

We are authorized to issue up to 5,000 shares of Series B preferred stock, par value $0.01. On August 27, 2004, we closed a private placement of 2,200 shares of Series B Convertible Preferred Stock (“Series B Stock”) for $2,200,000 in gross proceeds. Our Series B Stock is non-voting, carry a cumulative dividend rate of 5% per year, and are convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $1.20 or 80% of the lowest volume weighted average trading price per share of our common stock for 10 trading days. The holder of the Series B Stock may only convert up to $250,000 of Series B Stock into shares of common stock in any 30-day period. We may redeem the Series B Stock by paying 120% of the invested amount together with any unpaid dividends. As a condition of the private placement, we agreed to file a registration statement registering up to 5,000,000 shares of common stock in order to receive all of the proceeds of the private placement.

During the fiscal year ended March 31, 2005, 500 Series B convertible preferred shares were converted into 614,358 shares of our common stock at an average price of $0.83 per share of common stock. In the fiscal year ended March 31, 2006, all of the remaining 1,700 Series B convertible preferred shares were converted into 1,795,253 shares of our common stock at an average price of $1.06 per share of common stock. Please refer to Notes 4 and 10 to our audited consolidated financial statements.

Series C Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series C preferred stock, par value $0.01. On July 19, 2005, we closed a private placement of Series C Convertible Preferred Stock (“Series C Stock”) at $1,000 per share for 12,500 shares. Our Series C Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $3.00 or 85% of the lowest volume weighted average trading price per share of our common stock for 5 trading days. As a condition of the private placement, we agreed to file a registration statement registering up to 12,500,000 shares of common stock in order to receive all of the proceeds of the private placement. Please refer to Note 11 to our audited consolidated financial statements.

During the second fiscal quarter ended September 30, 2005, we completed a $12,500,000 Series C Stock offering. Under the terms of this financing, we received gross proceeds of $6,000,000 on closing and an additional $3,500,000 upon filing a registration statement on Form SB-2 registering the converted shares of common stock for resale. An additional $3,000,000 in gross proceeds was received upon effectiveness of the registration statement. The registration statement was accepted by the Securities Exchange Commission on January 12, 2006; and on January 13, 2006 our company received $2,775,000 in proceeds from payment of the final tranche, net of a 7.5% finders’ fee. These proceeds are being used to fund our Coos Bay program and for general working capital. For more details please review our Form 8-K filing of July 20, 2005 and refer to Note 11 to our audited consolidated financial statements.

The Series C Stock was converted to 7,651,648 shares of our common stock, 2,083,614 of which were issued in fiscal 2006 and 5,568,034 of which were issued subsequent to our 2006 fiscal year end. The Series C Stock has now been converted in full.

D/JLM/879118.1

Warrants

We issued no warrants during the fiscal year ended March 31, 2006. During the fiscal year ended March 31, 2005, we issued warrants attached to a private placement to purchase 1,442,930 shares of our common stock at a price of $0.50 per share exercisable until May 19, 2006. We also issued warrants attached to a private placement to purchase 500,000 shares of our common stock at a price of $0.55 per share exercisable until July 7, 2006. A total of 1,614,359 warrants were exercised in fiscal 2005. During the year ended March 31, 2006, 228,571 shares of common stock were issued pursuant to the exercise of share purchase warrants for proceeds of $114,285. As of March 31, 2006, all previously issued warrants had been exercised. Please refer to Note 9 to our audited consolidated financial statements.

$2,500,000 Private Placement

To obtain funding for our ongoing operations, we entered into two stock purchase agreements with two accredited investors on February 11, 2005 for the sale of 2,500,000 shares of our common stock for $2,500,000. The investors provided us with an aggregate of $2,500,000 on February 15, 2005, pursuant to the stock purchase agreements. The funds from the sale of the shares of common stock were used for business development purposes, working capital needs, and payment of consulting and legal fees.

$3,300,000 Private Placement

In July 2005, we closed a private placement with three institutional investors resulting in gross proceeds of $3,300,000 by issuing 1,650,000 shares of common stock at a price of $2.00 per share. These placement proceeds were used to fund our pilot well program in Coos Bay, Oregon. For more details please review our Form 8-K filing and refer to Note 12 to our audited consolidated financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Under the provisions of FIN 47, the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. We have adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on our 2005 consolidated financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

D/JLM/879118.1

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

In December 2004, the FASB issued SFAS No. 123(R), “ Share-Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for our company as of the beginning of the first interim or annual reporting period that begins after April 1, 2006. The adoption of FASB No. 123(R) will not have a material impact on our company’s consolidated financial statements.

Effective April 1, 2004, we adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure”. We recognize stock based compensation expense using a fair value based method. This accounting change was applied retroactively.

Prior to the adoption of this standard, we applied the disclosure provision of SFAS No. 123 for stock options granted to directors, officers and employees. As permitted by SFAS No. 123, we followed the intrinsic value approach of APB No. 25 “Accounting for Stock Issued to Employees” and the related interpretations. We have a stock option plan that is described more fully in Note 8 to our audited consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared on a going concern basis. We have accumulated a deficit of $8,880,349 from inception to March 31, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at March 31, 2006 we had working capital of $1,151,881, largely as a result of completing private placements during the year ended March 31, 2006 that raised aggregate net proceeds of $14,996,285. Management plans to continue to provide for our capital needs by issuing equity securities. These consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on the historical trends and other information available when the consolidated financial statements are prepared. Changes in the estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates and assumptions.

Income Taxes

We have adopted SFAS No. 109, “Accounting for Income Taxes”, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns using

D/JLM/879118.1

the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-based Compensation

Effective April 1, 2004, we adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. We recognize stock-based compensation expense using a fair value based method. This accounting change is applied using the modified prospective method.

Prior to the adoption of this standard, we applied the disclosure provision of SFAS No. 123 for stock options granted to directors, officers and employees. As permitted by SFAS No. 123, we followed the intrinsic value approach of APB No. 25 “Accounting for Stock Issued to Employees” and the related interpretations. We have a stock option plan that is described more fully in Note 8 to our audited consolidated financial statements.

Accounting for Derivative Instruments and Hedging Activities

We have adopted SFAS No. 133 “Accounting for Derivative and Hedging Activities”, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes, but we plan to use derivative contracts in the future solely for hedging prices on production.

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

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation. As of March 31, 2006, we did not have any asset retirement obligations.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2006, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future costs of exploration of unproved properties are determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of March 31, 2006, all of our oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at March 31, 2006, none of our unproved oil and gas properties was considered impaired.

D/JLM/879118.1

Results of Operations

The results of operations include the results of our company and wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the year ended March 31, 2006 and our company and wholly owned subsidiary, Methane Energy Corp., for the year ended March 31, 2005. During the year ended March 31, 2006, our company performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., hold the interests in the leases and operate the Coos Bay project and Cedar Creek project, respectively.

Operating Expenses. Operating expenses increased considerably between the periods due to our increased activity compared to the prior period when we were only beginning to re-establish our operations. During the year ended March 31, 2006, we completed drilling on the initial exploratory wells in the Coos Bay Basin of Oregon and commenced completion and testing operations. The most significant operating expenses increases consisted of consulting fees and payroll expense, lease rentals, insurance, legal and accounting fees, stock-based compensation and travel expenses.

Operating expenses were $4,193,346 for the year ended March 31, 2006, compared with $2,419,652 for the year ended March 31, 2005. A significant portion of the increase in expenditures was attributable to stock-based compensation expenses of $2,075,422 related to the granting of six tranches of stock options during the year ended March 31, 2006 (2005 - $701,740).

Consulting fees were $605,920 for the year ended March 31, 2006, compared with $288,845 for the previous twelve months. This increase is a result of our expanded operating and funding activities to develop the corporate infrastructure to properly manage and direct our coalbed methane projects. Additionally, we began adding permanent employees to handle both technical and administrative functions for us that added $91,997 in payroll expense for the year just ended as compared to the previous year. There is now a management team in place to continue the exploration of the Coos Bay project in Methane Energy Corp. and to start planning for the exploration of the Cedar Creek project in Cascadia Energy Corp.

Investor relations expenses were $163,435 for the year ended March 31, 2006, compared with $864,375 for the nine months ended December 31, 2004. A significant portion of the prior period investor relations expenses consists of $450,000 in fees for a shareholder awareness mail distribution program that has not been renewed. Additionally, the reduced balance for the twelve months ending March 31, 2006 is partially attributable to a reversal of prior year investor relations expenses of $(99,641). This reversal relates directly to the cancellation of 200,000 stock options that were originally granted during the fiscal year ended March 31, 2005.

During the twelve months ended March 31, 2006, we paid $73,254 for lease rentals related to our increasing portfolio of oil and gas leases. During the preceding twelve-month period we had paid a total of $15,017 in lease rentals.

Legal and accounting costs rose during the period primarily as a result of activities supporting multiple funding initiatives, improving our accounting infrastructure, and compliance with regulatory and audit requirements. As a result, our legal and accounting costs were $402,127 for the year ended March 31, 2006, compared to $128,719 for the twelve months ended March 31, 2005.

Travel costs for the year ended March 31, 2006 were $287,563 as compared to $86,593 for the same period last year. The additional travel costs were due to the requirements to bring the expertise into Oregon for our drilling program plus the travel required for our funding activities.

We invested excess cash in term deposits during the year ended March 31, 2006 resulting in interest revenue of $156,799. Similar investments during the twelve months ended March 31, 2005 yielded $1,027 in interest revenue.

We recorded the remaining $105,081 for dividend accretion related to the beneficial conversion feature on the Series B Stock during the year ended March 31, 2006. We also recorded $845,763 in value and $845,763 in accretion, both related to the beneficial conversion feature associated with the Series C Stock that was issued during the year ended March 31, 2006. We also accrued $308,442 for dividends to be paid on the Series C Stock.

Item 7.	Financial Statements.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated June 28, 2006.

Report of Independent Registered Public Accounting Firm dated June 3, 2005.

D/JLM/879118.1

Consolidated Balance Sheets as of March 31, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity (Deficit) from October 8, 2001 (inception) to March 31, 2006.

Consolidated Statements of Operations for the years ended March 31, 2006 and 2005 and for October 8, 2001 (inception) to March 31, 2006.

Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005 and for October 8, 2001 (inception) to March 31, 2006.

Notes to the Consolidated Financial Statements.

D/JLM/879118.1

FINANCIAL STATEMENTS

TORRENT ENERGY CORPORATION

(formerly Scarab Systems, Inc.)

(An exploration stage enterprise)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

March 31, 2006 and 2005

Index

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

D/JLM/879118.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Torrent Energy Corporation

Lynnwood, Washington

We have audited the accompanying consolidated balance sheet of Torrent Energy Corporation and Subsidiaries (an exploration stage company) as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from October 8, 2001 (inception) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the cumulative period from October 8, 2001 (inception) to March 31, 2005, were audited by other auditors whose report dated June 3, 2005, expressed an unqualified opinion on those statements although their opinion was modified for going concern considerations. The financial statements for the period from October 8, 2001 (inception) to March 31, 2005, include total revenues and net loss of $0 and $3,584,777, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period from October 8, 2001 (inception) to March 31, 2006, insofar as it relates to amounts for prior periods through March 31, 2005, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torrent Energy Corporation and Subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for the year ended March 31, 2006, and for the cumulative period from October 8, 2001 (inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States.

D/JLM/879118.1

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception and has a substantial accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

June 28, 2006

Seattle, Washington

D/JLM/879118.1

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

As discussed in Note 2 to the consolidated financial statements, the Company changed its policy on accounting for stock-based compensation in 2005.

Vancouver, Canada	“ERNST & YOUNG”
June 3, 2005	Chartered Accountants

D/JLM/879118.1

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Balance Sheets (Expressed in US dollars)
	March 31, 2006	March 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$2,658,719	$2,600,986
Accounts receivable	46,745	-
Inventory	375,355	-
Prepaid expenses	398,620	166,753
Total current assets	3,479,439	2,767,739
Oil and gas properties, unproven (Note 5)	16,377,085	2,775,434
Other assets, net of depreciation of $6,111 and $Nil	70,759	-
Preferred stock discount (Note 10)	-	105,081
Total assets	$19,927,283	$5,648,254
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,931,985	$483,178
Accounts payable – related parties (Note 4)	87,131	242,936
Series B preferred stock dividend payable	-	72,672
Series C preferred stock dividend payable	308,442	-
Total current liabilities	2,327,558	798,786
Commitments and Contingencies (Notes 5 and 14)
STOCKHOLDERS’ EQUITY (DEFICIT)
Share capital
Convertible Series B preferred stock, $0.01 par value, 5,000 shares
authorized, 2,200 shares issued and nil shares outstanding (2005 – 1,700 shares)	-	17
Convertible Series C preferred stock, $0.01 par value, 25,000 shares
authorized, 12,500 shares issued and 8,375 shares outstanding (2005 – Nil)	84	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
27,531,907 shares issued and outstanding (2005 – 20,984,966)	27,532	20,985
Additional paid in capital	26,452,458	8,413,243

Deficit accumulated during the exploration stage	(8,880,349)	(3,584,777)
Total stockholders’ equity (deficit)	17,599,725	4,849,468
Total liabilities and stockholders’ equity (deficit)	$19,927,283	$5,648,254
The accompanying notes are an integral part of these consolidated financial statements

D/JLM/879118.1

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to March 31, 2006 (Expressed in US dollars)
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
The accompanying notes are an integral part of these consolidated financial statements

D/JLM/879118.1

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to March 31, 2006 (Expressed in US dollars)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Stocks issued for services rendered and recorded in fiscal year 2004	-	$-	-	$-	241,020	$241	$(241)	$-	$-	$-
Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	-	-	-	-	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	-	-	-	-	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	-	-	-	-	1,200,000	1,200	118,800	-	-	120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	-	-	-	-	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	-	-	-	-	195,740	-	-	195,740
Forgiveness of debt – related party (Note 4)	-	-	-	-	-	-	110,527	-	-	110,527
Net (loss) for the year	-	-	-	-	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	-	$-	-	$-	$12,173,319	$12,173	$855,883	$-	$(883,317)	$(15,261)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	-	-	-	640,000	640	63,360	-	-	64,000
Stocks and warrants issued under a private placement at $0.35 per share in May 2004	-	-	-	-	1,442,930	1,443	503,582	-	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004	-	-	-	-	300,000	300	161,700	-	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004 and January 2005 (Note 5)	-	-	-	-	1,200,000	1,200	454,800	-	-	456,000
Stocks and warrants issued under a private placement at $0.40 per share in July 2004	-	-	-	-	500,000	500	199,500	-	-	200,000
Stocks issued under a private placement at $1.00 per share in 2005, net of share issue costs of $100,000	-	-	-	-	2,500,000	2,500	2,397,500	-	-	2,400,000
Stocks issued for exercise of warrants at $0.50 and $0.55 per share (Note 9)	-	-	-	-	1,614,359	1,614	825,565	-	-	827,179
The accompanying notes are an integral part of these consolidated financial statements

D/JLM/879118.1

TORRENT ENERGY CORPORATION` (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to March 31, 2006 (Expressed in US dollars)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 10)	2,200	$22	-	$-	-	$-	$1,934,978	$-	$-	$1,935,000
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	-	-	614,358	615	(610)	-	-	-
Beneficial conversion feature on convertible Series B preferred stock (Note 10)	-	-	-	-	-	-	315,245	-	-	315,245
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	-	-	701,740	-	-	701,740
Net (loss) for the year	-	-	-	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	-	-	20,984,966	$20,985	$8,413,243	$-	$(3,584,777)	$4,849,468
Stock issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	(17)	-	-	1,795,254	1,795	(1,778)	-	-	-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	(105,081)	(105,081)
Common stock issued for cashless exercise of stock options (Note 8)	-	-	-	-	89,502	89	(89)	-	-	-
Cancellation of stock options as compensation (Note 8)	-	-	-	-	-	-	(99,641)	-	-	(99,641)
Common stock issued for exercise of warrants ranging from $0.50 to $0.55 per share (Note 9)	-	-	-	-	328,571	329	168,956	-	-	169,285
Common stock issued at $2 per share under a private placement in July 2005, net of issuance cost (Note 12)	-	-	-	-	1,650,000	1,650	3,273,350	-	-	3,275,000
The accompanying notes are an integral part of these consolidated financial statements

D/JLM/879118.1

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to March 31, 2006 (Expressed in US dollars)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Series C preferred stock issued under a private placement at $1,000 per Series C share in July 2005, net of issuance costs (Note 11)	-	-	12,500	125	-	-	11,551,875	-	-	11,552,000
Beneficial conversion feature on convertible Series C preferred stock (Note 11)	-	-	-	-	-	-	845,763	-	-	845,763
Accretion of Series C beneficial conversion feature (Note 11)	-	-	-	-	-	-	-	-	(845,763)	(845,763)
Series C stock dividend			-	-	-	-	-	-	(308,442)	(308,442)
Common stock issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	-	-	(4,125)	(41)	2,083,614	2,084	(2,043)	-	-	-
Common stock issued for acquisition of oil and gas properties at $0.38 per share in February 2006 (Note 5)	-	-	-	-	600,000	600	227,400	-	-	228,000
Stock based compensation for the period	-	-	-	-	-	-	2,075,422	-	-	2,075,422
Net (loss) for the period	-	-	-	-	-	-	-	-	(4,036,286)	(4,036,286)
Balance, March 31, 2006	-	$-	8,375	$84	27,531,907	$27,532	$26,452,458	$-	$(8,880,349)	$17,599,725
The accompanying notes are an integral part of these consolidated financial statements

I.

D/JLM/879118.1

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Operations (Expressed in US dollars)
	Cumulative October 8, 2001 (inception) to March 31, 2006	Year Ended March 31, 2006	Year Ended March 31, 2005
Expenses
Consulting (Note 4)	$1,295,385	$605,920	$288,845
Directors fees	32,500	25,000	7,500
Payroll expense	91,997	91,997	-
Depreciation	8,306	6,111	-
Insurance	163,048	114,229	48,819
Interest expense	7,500	-	7,500
Interest expense on long term debt	16,569	-	-
Investor relations	1,026,618	163,435	864,375
Legal and accounting	652,104	402,127	128,719
Lease rental expense	88,271	73,254	15,017
Office and Miscellaneous	236,250	127,291	49,449
Purchase investigation costs	103,310	-	103,310
Rent	122,375	59,472	19,520
Shareholder relations	195,847	105,126	90,721
Stock based compensation (Note 8)	2,972,902	2,075,422	701,740
Shrinkage on inventory	25,652	25,652	-
Telephone	54,885	30,747	7,544
Travel	390,609	287,563	86,593
Operating (loss)	(7,484,128)	(4,193,346)	(2,419,652)
Other income (expense)
Interest income	157,826	156,799	1,027
Gain on sale of equipment	261	261	-
Gain on settlement of debt	37,045	-	-
Write-off of goodwill	(70,314)	-	-
Loss from continued operations	(7,359,310)	(4,036,286)	(2,418,625)
Net income from discontinued operations	21,082	-	-
Net loss and comprehensive loss for the period	(7,338,228)	(4,036,286)	(2,418,625)
Series B preferred stock dividend	(72,672)	-	(72,672)
Series C preferred stock dividend	(308,442)	(308,442)	-
Dividend accretion of Series B preferred stock beneficial conversion feature (Note 10)	(315,244)	(105,081)	(210,163)
Dividend accretion of Series C preferred stock beneficial conversion feature (Note 11)	(845,763)	(845,763)	-
Net loss for the period applicable to common stockholders	$(8,880,349)	$(5,295,572)	$(2,701,460)
Basic and diluted (loss) per share		$(0.22)	$(0.16)
Weighted average number of common shares outstanding		24,407,133	16,825,235

The accompanying notes are an integral part of these consolidated financial statements

D/JLM/879118.1

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars)
	Cumulative October 8, 2001 (inception) to March 31, 2006	Year Ended March 31, 2006	Year Ended March 31, 2005
Cash flows provided by (used in) operating activities
Net (loss) for the period	$(7,338,228)	$(4,036,286)	$(2,418,625)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	8,306	6,111	-
- stock based compensation	2,972,902	2,075,422	701,740
- foreign exchange	1,398	-	-
- write-off of goodwill	70,314	-	-
- debt forgiven (note 4)	37,045	-	-
-gain on sale of equipment	(261)	(261)
- net income from the discontinued operations	(21,082)	-	-
- common shares issued for service rendered	128,694	-	162,000
- reversal of option expense charged for services	(99,641)	(99,641)	-
Changes in non-cash working capital items:	-		-
Accounts receivable	(46,745)	(46,745)
Inventory	(375,355)	(375,355)
Prepaid expenses	(231,867)	(231,867)
Accounts payable and accrued liabilities	(19,529)	(644,985)	531,480
Net cash used in operating activities	(4,880,743)	(3,353,607)	(1,023,405)
Cash flows provided by (used in) investing activities
Oil and gas properties	(13,755,098)	(11,435,664)	(2,319,434)
Loan	(62,684)	-	-
Proceeds from sale of equipment	7,415	7,415
Acquisition of other assets	(86,219)	(84,024)	-
Net cash used in investing activities	(13,896,586)	(11,512,273)	(2,319,434)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	7,988,414	3,444,285	3,996,204
Net proceeds from issuance of Series B preferred stock	1,935,000	-	1,935,000
Net proceeds from issuance of Series C preferred stock	11,552,000	11,552,000	-
Payment of Series B preferred stock dividend	(72,672)	(72,672)	-
Proceeds from shareholder loan	80,000	-	80,000
Repayment of shareholder loan	(80,000)	-	(80,000)
Net cash provided by financing activities	21,402,742	14,923,613	5,931,204
Increase in cash and cash equivalents	2,658,719	57,733	2,588,365
Cash and cash equivalents, beginning of period	-	2,600,986	12,621
Cash and cash equivalents, end of period	$2,658,719	$2,658,719	$2,600,986

D/JLM/879118.1

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (continued) (Expressed in US dollars)
	Cumulative October 8, 2001 (inception) to March 31, 2006		Year Ended March 31, 2006	Year Ended March 31, 2005
Supplemental cash flow information:
Interest expenses paid	$13,013		$-	$7,500
Non-cash transactions:
Common stock issued pursuant to conversion of promissory note	$55,000		$-	$-
Common stock issued for investor relations services	$162,000		$-	$162,000
Reversal of option expense charged for services	$(99,641)		$(99,641)	$-
Forgiveness of accrued consulting fees payable to directors and officers	$110,527	$		$-
Common stock issued for oil and gas properties	$684,000		$228,000	$456,000

The accompanying notes are an integral part of these consolidated financial statements

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

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

In fiscal year 2005, the Company changed its business to focus on the exploration and development of oil and gas properties. On April 30, 2004, the Company incorporated a wholly-owned Oregon subsidiary company named Methane Energy Corp. to acquire oil and gas properties in the State of Oregon. On June 29, 2005, the Company incorporated a wholly-owned Washington subsidiary company named Cascadia Energy Corp. to acquire oil and gas properties in the State of Washington.

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

	March 31, 2006	March 31, 2005
Deficit accumulated during the exploration stage	$(8,880,349)	$(3,584,777)
Working capital surplus (deficit)	$1,151,881	$1,968,953

The Company has not generated any revenue to date.

The consolidated financial statements for the fiscal years ended March 31, 2006 and 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. Our ability to continue as a going concern is also subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our ongoing exploration activities require the expenditure of approximately $21 million for the fiscal year ending March 31, 2007, which funding must be raised from outside sources. Subsequent to March 31, 2006, the Company entered into an investment agreement with a private investment group that has previously provided funding to the Company as more fully described in Note 15.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

2.	Change in Accounting Policy

Effective April 1, 2004, the Company adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure” using the modified prospective method. The Company recognizes stock based compensation expense using a fair value based method. There is no cumulative effect on the consolidated financial statements as a result of this accounting change, as the Company did not grant any stock options to directors, officers and employees from inception to fiscal year ended March 31, 2004.

Prior to the adoption of SFAS No. 123, the Company applied the disclosure provisions of SFAS No. 123 for stock options granted to directors, officers and employees. As permitted by SFAS No. 123, the Company followed the intrinsic value approach of APB No. 25 “Accounting for Stock Issued to Employees” and the related interpretations. Stock options issued to non-employees prior to the adoption of SFAS No. 123 were recorded as stock based compensation using the fair value method. Since the Company had not granted any stock options to directors, officers or employees from inception, no reconciliation is presented here between net loss as computed in accordance with APB No. 25 as compared to net loss computed in accordance with SFAS 123 since no difference exists.

The Company has two stock option plans that are described more fully in Note 8.

3.	Significant Accounting Policies
a)	Principles of Consolidation

The accompanying consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp.. All significant intercompany balances and transactions have been eliminated.

b)	Principles of Accounting

These consolidated financial statements are stated in US dollars and have been prepared in accordance with the U.S. generally accepted accounting principles.

c)	Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with original maturities of three months or less. As of March 31, 2006 cash and cash equivalents consist of cash and term deposits.

d)	Accounts Receivable

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.

At March 31, 2006 and 2005, net accounts receivable was $46,745 and $nil, respectively. At March 31, 2006 and 2005, the Company had established no allowance for bad debt, deeming its accounts receivable as likely to be collected.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

e)	Inventory

Inventory is comprised of pipe, tubular materials and chemicals used in drilling operations. Inventory is utilized employing first-in first-out cost accounting and is stated at the lower of cost or market.

f)	Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2006, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical, the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2006, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of March 31, 2006, none of the Company’s unproved oil and gas properties were considered impaired.

g)	Other Assets

Equipment, fixtures and mobile trailers are stated at cost and depreciated over the estimated useful lives of the assets, which range from three to fifteen years, using the straight-line method. Repairs and maintenance are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

h)	Accounting Estimates

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

i)	Concentration of Credit Risk

The Company maintains its cash and cash equivalents with high credit quality financial institutions that are guaranteed by either the Federal Deposit Insurance Corporation (“FDIC”), up to $100,000, or by the Canadian Deposit Insurance Corporation (“CDIC”), up to CDN$60,000. At March 31, 2006 and 2005, cash in banks exceeded aggregate deposit insurance limits by $2,506,579 and $2,450,726, respectively. The Company has not experienced any losses on deposits.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

Significant Accounting Policies (continued)

j)	Foreign Currency Transactions

The Company and its wholly owned subsidiaries maintain their accounting records in U.S. dollars, their functional currency. The Company translates foreign currency transactions into its functional currency in the following manner:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. Differences in the values of monetary assets and liabilities resulting from changes in exchange rates are recorded as foreign exchange gains and losses and are included in operations.

k)	Fair Value of Financial Instruments

The fair values of financial instruments are estimated at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and accounts payable - related parties approximate their fair value because of the short term nature of these instruments. The Company is not exposed to significant currency or interest risks arising from these financial instruments.

l)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

m)	Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which for instance requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. The Company has no other comprehensive income for the years ended March 31, 2006 and 2005.

n)	Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended March 31, 2006 and 2005.

o)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share as the stock options, warrants and convertible preferred stock to acquire common shares as disclosed in the notes are anti-dilutive.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)
p)	Accounting for Derivative Instruments and Hedging Activities

The Company has adopted SFAS No. 133, “Accounting for Derivative and Hedging Activities”, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes since inception.

q)	Long-Lived Assets Impairment

Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on the quoted market values, discounted cash flows or internal and external appraisal, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

r)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. As of March 31, 2006, the Company did not have any asset retirement obligations.

s)	Joint Ventures

The accompanying financial statements as of March 31, 2006 and 2005 include the wholly-owned accounts of the Company and its proportionate share of assets, liabilities and results of operations in the joint venture in which it participates. The Company has maintained a majority ownership interest in properties in which joint venture participation exists and acts as the operator for the joint venture.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies (continued)
t)	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets--an amendment of APB No. 29.” SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 will not have a material impact on the Company’s consolidated financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Under the provisions of FIN 47, the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. We have adopted FIN No. 47 as of April 1, 2005. We do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

In July 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No.3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We are implementing this new standard as of April 1, 2006. This standard is not expected to have a significant effect on our report financial position or earnings.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

4.	Related Party Transactions
a)

During the year ended March 31, 2006, the Company paid or accrued $447,661 (2005 - $164,690) in consulting fees to directors and officers of the Company. In addition, the Company paid officers and directors of the Company $169,767 (2005 - $116,030) for consulting fees relating to the Company’s oil and gas leases and $261,785 (2005 - $138,894) for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties.

b)	As of March 31, 2006, there was $87,131 (2005 - $242,936) representing unpaid consulting fees owing to directors and officers.
c)	Also see Notes 5 and 14.
5.	Oil and Gas Properties, Unproven

Coos Bay Property. On May 11, 2004, Methane Energy Corp. entered into a Lease Purchase and Sale Agreement (the “Agreement”) with GeoTrends-Hampton International LLC (“GHI”) to purchase GHI’s undivided working interest in certain oil and gas leases in the Coos Bay Basin of Oregon. As consideration for the acquisition of these oil and gas leases, the Company paid a total of $300,000 in cash and issued 1,800,000 restricted common shares in three performance based tranches. The shares were valued at $0.38 per share, which was the fair value at the time that the agreement was negotiated. GHI also maintains an undivided overriding royalty interest of 4% upon production in the Coos Bay project area. The agreement closed on June 22, 2004. On closing, the Company paid $100,000 of the cash and 600,000 of the common shares. As of March 31, 2006 the Company has paid the $300,000 in cash and has issued 1,800,000 common shares, thereby fully satisfying the purchase consideration obligation included in the Agreement. Subsequent to the completion of the Agreement, the principals of GHI were appointed as officers and directors of the Company and its subsidiaries.

Pursuant to the GHI Agreement, the Company acquired leases of certain properties in the Coos Bay area of Oregon, which are prospective for oil and gas exploration and cover approximately 50,000 acres. On July 1, 2004, the Company completed the negotiations with the State of Oregon on an additional leasing of 10,400 acres of land within the Coos Bay Basin in Oregon. The 10,400 acres of land are subject to annual lease payments of $1 per acre.

The Company is committed to make annual land lease payments of $97,952 for the next five years and has a royalty obligation to landowners equal to an average 12.5% on gross sales of methane gas in addition to the 4% overriding royalty discussed above.

Related to its exploration program, Methane Energy Corp. had escrowed $1,000,000 through an attorney to provide assurance of payment to the company from which it obtained the drilling rig being used to complete the Pilot Exploration Program at Coos Bay. On March 13, 2005 the escrow was reduced by $749,650 by mutual agreement to satisfy a portion of the amounts then owing. The remaining balance, including interest earned on the escrowed funds, totalled $271,293 at March 31, 2006. The balance of the deposit remains fully refundable upon payment of all obligations owed to the owner of the drilling rig or, alternatively, may be applied to satisfy all or a portion of sums owed at that time. As of March 31, 2006, amounts owing and attributable to this arrangement totalled $536,505 and are included in accounts payable and accrued liabilities.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

5.	Oil and Gas Properties, Unproven (continued)

Cedar Creek Property. On August 9, 2005, Cascadia Energy Corp., the Company’s wholly-owned subsidiary, executed a lease option agreement with Weyerhauser Company to lease 100,000 acres that it may select from an overall 365,000 acreage block in the Cedar Creek area of Washington State. Cascadia Energy Corp. intends to commence an exploratory work program in 2006 for possible hydrocarbon deposits on acreage it may select from the acreage block. Cascadia Energy Corp. also has been granted a two-year first right of refusal on the balance of the Cedar Creek Block that it does not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which the Company paid $60,000 (See “Joint Venture” below). In addition, Cascadia Energy Corp. may extend the term of its option for an additional year by committing to a work program of $285,715, pertaining to the full 100,000 acres with proportional reduction should the Company reduce the number of acres selected for exploration activity during the initial option period. Alternatively, the Company may simply execute a lease agreement on the acreage at a rate of $1.00 per acre per year. As of March 31, 2006, the Company has no work program commitments but has expended an amount sufficient to extend the term of its option.

On November 3, 2005, Cascadia Energy Corp. acquired 14,964 acres from the State of Washington Trust, which acreage lies directly adjacent or contiguous to Cascadia Energy Corp.’s 100,000 acre Cedar Creek block. The 14,964 acres were acquired in a lease auction for aggregate annual lease consideration of $92,860 and have been included in the Cedar Creek project subject to the joint venture agreement discussed below.

Coincident with the Weyerhauser transaction, Cascadia Energy Corp. has also entered into a joint venture agreement (“Joint Venture”) dated August 12, 2005 with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia Energy Corp. will serve as operator of the Joint Venture with a 60 % interest in the Joint Venture; while St. Helens will actively assist in evaluating the area, developing exploratory leads and prospects, and providing 40 % of the funding to pursue exploration and development of the prospect. Cascadia Energy Corp. records its investment and related expenses associated with the Cedar Creek project net of St. Helens contribution. During the period commencing with the inception of the Cedar Creek project and ending March 31, 2006, the Joint Venture had expended a total of $580,246 on the Cedar Creek prospect of which St. Helens’s unpaid share as of March 31, 2006 equalled $46,745 and is included in accounts receivable. Cascadia Energy Corp. has recorded St. Helens’s unpaid balance of project costs as a receivable.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

5.	Oil and Gas Properties, Unproven (continued)

The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Property acquisition	Seismic and land	Drilling and gathering	Geological and geophysical	Total
Coos Bay
Year ended March 31, 2006	$228,000	$524,396	$11,828,139	$733,378	$13,313,913
Inception through March 31, 2005	756,000	499,847	1,262,564	257,023	2,775,434
Total	$984,000	$1,024,243	$13,090,703	$990,401	$16,089,347
Cedar Creek
Year ended March 31, 2006	$-	$224,588	-	$63,150	$287,738
Inception through March 31, 2005	-	-	-	-	-
Total	$-	$224,588	$-	$63,150	$287,738
Total Oil and Gas Properties	$984,000	$1,248,831	$13,090,703	$1,053,551	$16,377,085

As of March 31, 2006, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

6.	Environmental Matters

The Company has established procedures for continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Managements monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs in the year ending March 31, 2006.

The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

7.	Income Tax

There was no income tax benefit attributable to net losses for fiscal years 2006 and 2005. The difference between taxes computed by applying the U.S. tax rate in affect and the actual tax benefit recorded is due to the valuation allowance on the Company’s deferred tax assets. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

7.	Income Tax (continued)

The significant deferred tax assets and (liabilities) are comprised of the following:

Amounts cumulative through March 31,	2006	2005
Net operating loss carryforwards	$5,799,000	$846,000
Stock-based compensation and warrant expense	854,000	300,000
Intangible drilling costs	(4,250,000)	-
Valuation allowance	(2,403,000)	(1,146,000)
Net deferred tax assets	$-	$-

The valuation allowance increased by $1,257,000 for the year ended March 31, 2006 and by $945,000 for the preceding year.

As of March 31, 2006, the Company has an estimated cumulative net operating loss carryforward for tax purposes of $17,055,000 (2005 - $2,470,000). This amount may be applied against future federal taxable income, which if not used, will expire commencing 2021 to 2025. Due to stock ownership changes, the Company’s ability to utilize these losses to offset future taxable income may be limited.

8.	Stock Options

On February 10, 2004, the Company’s Board of Directors adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”). The aggregate number of shares of common stock that may be granted by the Company under the 2004 Plan will not exceed a maximum of 1,800,000 shares during the period of the 2004 Plan. The 2004 Plan shall terminate upon the earlier of February 10, 2014 or the issuance of all shares authorized under the 2004 Plan. The option exercise prices per share are determined by the Board of Directors when the stock option is granted. As of March 31, 2005, there are no shares available to be granted under the 2004 Plan and 200,000 options remain outstanding and exercisable.

On March 17, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”) for executives, employees and outside consultants and advisors. A maximum of 2,000,000 shares of the Company’s common stock are subject to the 2005 Plan. As of March 31, 2005, the Company had no stock options outstanding under the 2005 Plan.

In fiscal year 2005, the Company granted a total of 1,340,000 stock options of which 740,000 were under the 2004 Plan and the other 600,000 were outside the 2004 Plan.

Of the total 1,340,000 options, 740,000 stock options were granted to various directors and consultants of the Company under the 2004 Plan. Each option entitled the holder to acquire one common share at exercise prices ranging from $0.10 to $0.50 per share. Vesting of these options ranged from 100% immediately to 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant.

Of the 600,000 stock options granted outside the 2004 Plan, 200,000 stock options with an exercise price of $1.00 per share and another 200,000 with an exercise price of $2.00 per share were granted pursuant to a Mail Distribution

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

8.	Stock Options (continued)

Agreement with a third party (“Optionee”). These options vested immediately and were exercisable until November 1, 2005. In 2005, 200,000 options with an exercise price of $1.00 were exercised. The 200,000 options with an exercise price of $2.00 per share were cancelled due to the early cancellation of the service agreement for which the options were granted. Since the services were not provided, the compensation expense was reversed and is included in the stockholders statement of deficiency. These options have a cashless exercise provision whereby the optionee can elect to receive common stock in lieu of paying cash for the options based on a formula that includes using the average closing prices of the five trading days preceding the exercise date.

The other 200,000 stock options granted outside the 2004 Plan were to a consultant of the Company for public and investor relations services. These options have an exercise price of $0.83 per share, vested 25% immediately, and 25% every quarter thereafter. Either party may terminate the investor relations agreement with thirty days written notice.

In fiscal year 2004, the Company granted 1,060,000 stock options to various consultants of the Company under the 2004 Plan. Each option entitled the holder to acquire one common share at an exercise price of $0.10 per share. These options had vesting periods ranging from immediately to over seven months, and expire two years from date of grant.

On March 17, 2005, the Company adopted the 2005 equity incentive plan (the “2005 Plan”) for executives, employees and outside consultants and advisors. A maximum of 2,000,000 shares of the Company’s common stock were initially subject to the 2005 Plan. The 2005 Plan was later amended to increase the number of shares under the plan by 500,000 to a total of 2,500,000 shares. On August 31, 2005, a Form S-8 registration statement was filed to register the 2005 Plan.

During the year ended March 31, 2006, the Company granted 2,300,000 stock options to various directors and consultants of the Company under the 2005 Plan. Each option entitles the holder to acquire one common share at exercise prices ranging from $1.25 to $2.11 per share. These options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant.

As of March 31, 2006, there are 2,700,000 stock options outstanding. Of this total, 200,000 options were granted pursuant to the 2004 Plan. An additional 200,000 options were originally granted outside of any stock option plan but were subsequently included in the August 31, 2005 S-8 filing and included in the 2005 Plan. Finally, 2,300,000 options were granted during the year ending March 31, 2006 pursuant to the 2005 Plan. Also see Note 11.

During the fiscal year 2006, the Company recorded $2,075,422 (2005 - $701,740) of stock based compensation.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

8.	Stock Options (continued)

A summary of stock option information for the years ended March 31, 2006 and 2005 is as follows:

			Shares	Weighted Average Exercise Price
Options outstanding at March 31, 2004			100,000	$0.10
Granted			1,340,000	$0.68
Exercised			(640,000)	$0.10
Options outstanding at March 31, 2005			800,000	$1.08
Granted			2,300,000	$1.53
Exercised			(200,000)	$1.00
Cancelled			(200,000)	$2.00
Options outstanding at March 31, 2006			2,700,000	$1.40
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	200,000	3.35	$0.50	200,000	$0.50
$0.83	200,000	3.53	$0.83	200,000	$0.83
$1.25	1,500,000	4.02	$1.25	750,000	$1.25
$2.00	490,000	4.30	$2.00	172,500	$2.00
$2.11	310,000	4.80	$2.11	77,500	$2.11
	2,700,000	4.09	$1.40	1,400,000	$1.22

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

8.	Stock Options (continued)

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-interest rate of 3.55% - 4.33% (2005 - 2.75%), dividend yield 0% (2005 - 0%), volatility of 121% - 137% (2005 – 254% - 265%) and expected lives of 4 years (2005 - 1 – 5 years).

A summary of weighted average fair value of stock options granted during the years ended March 31, 2006 and 2005 is as follows:

	Weighted Average Exercise Price	Weighted Average Fair Value
Fiscal year ended March 31, 2006
Exercise price is greater than market price at grant date:	$1.53	$1.41
Fiscal year ended March 31, 2005
Exercise price is greater than market price at grant date:	$1.50	$0.53
Exercise price is below market price at grant date:	$0.34	$0.56
Fiscal year ended March 31, 2004
Exercise price is below, market price at grant date:	$0.10	$0.14

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

9.	Warrants

In May 2004, the Company issued warrants attached to a private placement to purchase 1,442,930 shares of common stock at $0.50 per share exercisable until May 19, 2006.

In July 2004, the Company issued warrants attached to a private placement to purchase 500,000 shares of common stock at $0.55 per share exercisable until July 7, 2006.

A summary of the warrants outstanding as of March 31, 2006 is as follows:

Issue Date	Exercise Price	Issued	Exercised	March 31, 2006 Ending Balance
May 20, 2004	$0.50	1,442,930	1,442,930	-
July 8, 2004	$0.55	500,000	500,000	-
Total		1,942,930	1,942,930	-
10.	Series B Convertible Preferred Stock (“Series B Stock”)

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

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

10.	Series B Convertible Preferred Stock (“Series B Stock”) (continued)

Each share of Series B Stock was to be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

The gross proceeds of the Private Placement have been received as follows:

(i) $1,100,000 was paid on closing;

(ii) $550,000 on the fifth business day following the filing date of the Registration Statement; and

(iii) $550,000 on the fifth business day following the effective date of the Registration Statement

Net proceeds received totaled $1,935,000 after payment of $220,000 in finders’ fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, of $315,244 which was accreted over nine months commencing October 1, 2004 (the minimum period that the preferred stockholder can convert all of their Series B Stock). The Company recorded accretion of $210,163 as a dividend for the year ended March 31, 2005. As of March 31, 2005, the Company accrued preferred stock dividends of $72,672.

During the fiscal years 2005 and 2006, the Company issued the following common shares pursuant to exercise of the Series B Preferred stocks:

Conversion Date	Shares of Series B Stock	Conversion Price	Common Stock
January 21, 2005	100	0.7824	127,812
February 8, 2005	100	0.7625	131,148
February 14, 2005	150	0.8000	187,500
February 28, 2005	100	0.8934	111,932
March 8, 2005	50	0.8934	55,966
April 1, 2005	100	0.8386	119,252
April 6, 2005	5	0.7735	6,464
April 7, 2005	100	0.7735	129,282
April 28, 2005	125	0.7860	159,033
April 29, 2005	125	0.7860	159,033
May 2, 2005	395	0.7860	502,544
May 18, 2005	125	1.0887	114,816
May 25, 2005	125	1.1962	104,498
June 1, 2005	125	1.1962	104,498
June 8, 2005	475	1.2000	395,834
Total	2,200		2,409,612

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(Expressed in U.S. Dollars)

11.	Series C Convertible Preferred Stock (“Series C Stock”)

On July 19, 2005, the Company also closed a private placement in its Series C Stock at $1,000 per share for 12,500 shares (the “Private Placement”). The Series C Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series C Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series C Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series C Stock plus all declared and unpaid dividends thereon, for each shares of Series C Stock held by them.

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

(ii) $3,500,000 was received on the second business day prior to the filing date of the Registration Statement; and

(iii) $3,000,000 was received on the day following effective date of the Registration Statement

Net proceeds received as of March 31, 2006 totaled $11,552,000 after payment of finders’ fees and legal costs of $937,500 and $10,500 respectively. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, of $1,555,873 which is being accreted over twenty-four months commencing July 15, 2005. Accretion of $845,763 was recorded for the twelve months ended March 31, 2006.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

Expressed in U.S. Dollars)

11.	Series C Convertible Preferred Stock (“Series C Stock”) (continued)

As of March 31, 2006, the Company had accrued $308,442 for dividends on the Series C Stock. During the twelve months ended March 31, 2006, the Company issued 2,083,614 common shares pursuant to exercise of 4,125 shares of Series C Stock.

Conversion Date	Shares of Series C Stock	Conversion Price	Shares of Common Stock
December 6, 2005	375	$1.6443	228,061
January 23,2006	375	$1.8464	203,098
January 31, 2006	375	$1.7447	214,937
February 2, 2006	375	$1.8664	200,922
February 3, 2006	375	$1.9684	190,510
February 7, 2006	375	$2.2064	169,960
February 15, 2006	375	$2.2599	165,937
February 16, 2006	375	$2.1978	170,625
February 21, 2006	375	$2.2747	164,857
March 9, 2006	375	$2.0182	185,809
March 20, 2006	375	$1.9852	188,898
Total	4,125		2,083,614

12.	Common Stock

On July 19, 2005, the Company received gross proceeds of $3,300,000 pursuant to a private placement of 1,650,000 shares of common stock at $2.00 per share. Finders’ fees paid on this transaction totalled $25,000.

13.	Shareholder Loan

During the year ended March 31, 2005, the Company received proceeds of $80,000 from a shareholder. On January 17, 2005, the shareholder loan was repaid in full with no interest. No imputed interest was recorded as it is deemed insignificant.

14.	Commitments

On October 1, 2004, the Company entered into a consulting agreement for public and investor relations with a third party. The agreement was extended for an additional year effective October 1, 2005. The Company is committed to pay $7,500 per month for the service for the term of one year. Either party may terminate the agreement with thirty days written notice.

On January 1, 2005, the Company entered into a management consulting agreement with MGG Consulting, a company owned by a director of the Company. Pursuant to the agreement, the Company is committed to a rate of $1,000 per day unless terminated at any time by either party upon written notice. Effective April 1, 2005, the agreement was amended to reduce the compensation rate to $800 per day. In January 2006, the rate was reinstated to $1,000 per day.

D/JLM/879118.1

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(A exploration stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

Expressed in U.S. Dollars)

15.	Subsequent Events

Subsequent to March 31, 2006, 8,375 shares of our Series C convertible preferred stock were converted to 5,568,034 shares of our common stock at an average price of $1.5041 per share. No shares of our Series C convertible preferred stock remain outstanding. We received no proceeds from conversion of the Series C convertible preferred shares.

On May 10, 2006, the Company reached agreement with the purchaser of our Series C convertible preferred stock to accept shares of our common stock in lieu of cash in payment of the accrued dividend due of $343,712. A total of 228,714 shares of our common stock was issued on May 10, 2006 in satisfaction of the accrued dividend obligation.

On May 10, 2006, the Company’s Board of Directors approved the adoption of the 2006 Equity Incentive Plan that provides up to 1,000,000 shares for issuance pursuant to stock options performance units, stock appreciation rights, and/or stock grants.

On May 10, 2006, the Company granted options under the 2006 Equity Incentive Plan to purchase 550,000 common shares to an officer and to a director at an exercise price of $2.97 per share. Other terms of the option grants are substantially the same as option grants to other directors, employees and consultants with immediate vesting of 25% of the options and with the balance vesting semi-annually over a one and one-half year period following the grant date.

On June 28, 2006 the Company entered into an investment agreement with Cornell Capital Partners, LP to purchase 25,000 shares of the Company’s Series E convertible preferred stock (“Series E Stock”) for an aggregate purchase price of $25,000,000. The preferred stock has an annual dividend rate of 5% and is convertible into shares of the Company’s common stock at $2.50 per share if the Company’s common shares are trading at an average price of $2.50 per share or greater during the five trading days preceding a conversion date. If the Company’s common shares are trading at an average price greater than $1.67 per share but less than $2.50 per share, the Company may, at its exclusive option, force conversion at a fixed price of $1.67 per share or may redeem the Series E Stock for cash at the original investment amount plus a 20% redemption premium. Beginning on the earlier of the first trading day following December 1, 2006 or the effective date of the registration statement, discussed below, and continuing on the first trading day of each subsequent month, the Company has a mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008. If the Company’s common shares are trading at less than $1.67 per share on a mandatory redemption date, the Company will pay cash at the original investment amount plus a 20% redemption premium. Proceeds totalling $9,000,000 from the sale of the Series E Stock are to be disbursed upon closing, $8,500,000 upon filing of a registration statement registering the prospective sale of the underlying common shares, and $7,500,000 upon the Securities and Exchange Commission declaring the registration effective. On June 30, 2006 the initial tranche of proceeds in the amount of $8,315,000, net of commitment and structuring fees, was received by the Company. Funds obtained from the financing will be used for development of the Company’s Oregon project, exploration of the Company’s Washington project and for general working capital purposes.

16.	Comparative figures

Certain figures for fiscal year 2005 have been reclassified to conform with the disclosure presentation of fiscal year 2006.

D/JLM/879118.1

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Ernst & Young LLP was dismissed on March 28, 2006 as our independent auditors. Ernst & Young LLP’s report dated June 3, 2005, on our consolidated balance sheet as of March 31, 2005, and the related consolidated statement of stockholders’ equity (deficit) from October 8, 2001 (inception) to March 31, 2005, consolidated statement of operations for the year ended March 31, 2005 and for October 8, 2001 (inception) to March 31, 2005 and consolidated statement of cash flows for the years ended March 31, 2005 and for October 8, 2001 (inception) to March 31, 2005, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. However Ernst & Young LLP included an explanatory paragraph in their report with respect to uncertainty as to our ability to continue as a going concern.

In connection with the audit of our consolidated financial statements, and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. Ernst & Young LLP furnished us with a letter addressed to the Commission stating that they agree with the above statements. A copy of that letter, dated April 26, 2006 is filed as Exhibit 16 to our Form 8-K filed on April 27, 2006. We engaged Peterson Sullivan PLLC on March 28, 2006 as our principal accountant to audit our consolidated financial statements. The decision to change accountants was approved by our board of directors.

During the years ended March 31, 2005 and 2004, neither we nor anyone on our behalf consulted with Peterson Sullivan PLLC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Peterson Sullivan PLLC provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

Item 8A.	Controls and Procedures.

As required under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information.

None.

D/JLM/879118.1

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of June 22, 2006, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
John D. Carlson	President, Chief Executive Officer and Director	51	June 30, 2004
Mark Gustafson	Chairman and Director	46	September 21, 2004
George L. Hampton III	Director	52	August 3, 2004
William A. Lansing	Director	60	May 2, 2006
Michael D. Fowler	Chief Financial Officer, Treasurer and Secretary	62	January 16, 2006

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Currently there are four seats on our board of directors. Currently, each of our non-executive directors receives $2,500 per quarter for their services and are reimbursed for their expenses in attending meetings. Commencing April 1, 2006, our non-executive directors will receive $5,000 per quarter and will be reimbursed for their expenses in attending meetings. The officers of our company are appointed by our board of directors and serve until their successors are appointed by the board of directors or until their death, resignation or removal from office.

Business Experience

The following is a brief account of the education and business experience of each of our directors, executive officers and key employees during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

John D. Carlson, President, Chief Executive Officer and Director

John D. Carlson became president and chief executive officer of our company on January 16, 2006 and has been a director since June 2004. Mr. Carlson has also been chief operating officer of our company's wholly-owned subsidiary, Methane Energy Corp. since May 2005 and a director since January 2006. Mr. Carlson was also appointed director of our wholly-owned subsidiary, Cascadia Energy Corp. in January 2006.

Mr. Carlson brings to our company over 25 years experience as a registered professional petroleum engineer with work experience ranging from Amoco Canada to Sproule Associates Ltd. to several private and public oil and gas companies in Alberta. Since June 2005, Mr. Carlson has been a director of Triangle Petroleum Corporation. From February 2004 to July 2004, Mr. Carlson was president and a director of Pacific Rodera Energy Inc., a Calgary-based oil and gas exploration and development company. From September 2003 to January 2004, Mr. Carlson was vice president, operations for Pacific Rodera Energy Inc. From September 2001 to December 2003, Mr. Carlson was president of Samson Oil and Gas Inc., a Hobbema, Alberta-based oil and gas exploration and development company where he was also general manager from January 2001 to August 2001. From 1984 to 2000, Mr. Carlson was an associate and senior petroleum engineer for Sproule Associates, Ltd. Mr. Carlson received a bachelor of science degree in civil engineering from the University of Calgary in 1977.

D/JLM/879118.1

Mark Gustafson, Chairman and Director

Mark Gustafson has been our chairman of the board and a director since September 2004. He was also our president, chief executive officer and acting chief financial officer from September 2004 to January 2006. In June 2005, Mr. Gustafson was appointed the president, chief executive officer and a director of Triangle Petroleum Corporation, an oil and gas exploration company located in Calgary, Alberta, Canada which trades on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “TPLM”. Mr. Gustafson currently devotes approximately 50% of his time to Triangle Petroleum Corporation and the remaining 50% of his time to our company and his other projects.

From April 1999 to present, Mr. Gustafson has served as president of MGG Consulting, a private consulting firm. While at MGG Consulting, Mr. Gustafson provided consulting services to investment banks, oil and gas companies, and was a contract chief financial officer to several private companies. From August 1997 to March 1999, Mr. Gustafson was president, chief executive officer and a director of Total Energy Services Ltd., a Calgary-based oilfield rental and gas compression company. Mr. Gustafson is a chartered accountant and received a bachelor's degree in business administration from Wilfrid Laurier University in 1981.

George L. Hampton III, Director

George L. Hampton III has been a director of our company since August 2004. From 1994 to 1997, and from 2000 to present, Mr. Hampton has been a partner of GeoTrends-Hampton International, LLC, a coalbed methane exploration company based out of the Pacific Northwest. From 1998 to May 2005, Mr. Hampton was a member and geologic consultant for Hampton, Waechter & Associates, LLC, a Denver, Colorado-based geological company. Since June 1986, Mr. Hampton has been president and chief geological consultant for Hampton & Associates, Inc., a Denver, Colorado-based coalbed methane exploration company. From April 1998 to April 1999, Mr. Hampton was project manager and senior geologist for Pennaco Energy Corporation, a Denver, Colorado-based coalbed methane exploration company. From 1996 to 1997, Mr. Hampton was chief geologist for Thermal Energy Corporation, a Tulsa, Oklahoma-based coalbed methane exploration company. From 1995 to 2001, Mr. Hampton was founding partner and technical manager of Cairn Point Publishing, Inc., a Denver, Colorado-based publishing company that published International Coal Seam Gas Directory (1996) and The International Coal Seam Gas Report (1997). Mr. Hampton has written and co-written a half-dozen articles on coalbed methane exploration and has provided testimony before several state oil and gas commissions. Mr. Hampton received a bachelor of sciences degree in geology from Brigham Young University in 1977 and a masters degree in geology from Brigham Young University in 1979.

William A. Lansing, Director

William A. Lansing has been a director since May 2, 2006. Mr. Lansing has extensive experience in the forest products industry in senior executive roles. From 2001 to April 2006, Mr. Lansing served as president, chief executive officer and a director of Menasha Forest Products Corporation. From 1970 to 2001, he was involved with Menasha Corporation, a family-owned multi-product company that is located in 23 states and foreign countries. Mr. Lansing took on various roles at Menasha Corporation including research forester from 1970 to 1973, chief forester from 1973 to 1975, assistant general manager from 1975 to 1978, general manager from 1978 to 1982, vice president and general manager from 1982 to 1995, and president from 1995 to 2001. Mr. Lansing received his bachelor of sciences degree from Humboldt State University in 1967 and a master of finance degree from Yale University in 1970 as well as completed post graduate advanced management programs at Stanford University.

Michael D. Fowler, Chief Financial Officer, Treasurer and Secretary

Michael Fowler became the chief financial officer, treasurer and secretary of our company on January 16, 2006 and has been providing consulting services to our company since September 2005. Mr. Fowler was also appointed chief financial officer, treasurer and secretary of our wholly-owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., effective January 16, 2006.

D/JLM/879118.1

Mr. Fowler brings to our company 30 years of senior financial management experience from a variety of companies including Northwest Energy Company, Grand Valley Gas Company, First Interstate Bank of Utah, Pacific West Bank and Tatum LLC. From April 2000 to November 2000, Mr. Fowler served as chief financial officer of Asphalt Exchange Inc., a startup e-commerce operation. From April 2001 to December 2002, he served as chief financial officer of Wellpartner Inc., a mail-order/on-line pharmacy operation. From February 2003 to November 2005, Mr. Fowler acted as consultant to various companies including Vanguard National Mortgage, MILA Financial Inc., Qsent, Inc., United Pacific Mortgage, Inc., Schnitzer Steel Corporation, Portland Teachers Credit Union, Endovascular Instruments, Inc., Apex Construction Systems, Inc. and Swan Island Networks, Inc. From July 2004 to November 2005, Mr. Fowler was part-time chief financial officer for Pacific West Bank, a startup state-chartered bank. Mr. Fowler has more than twelve years of public company, senior financial management experience in various segments of the energy industry. He holds a master of business administration and a bachelor of sciences electrical engineering.

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

2.             any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

Code of Ethics

Our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president and chief executive officer (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

D/JLM/879118.1

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

Our Code of Ethics for Senior Financial Officers was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB for the year ended March 31, 2005. We will provide a copy of the Code of Ethics for Senior Financial Officers to any person without charge, upon request. Requests can be sent to: Torrent Energy Corporation, Sparling Technology Center, 4100 - 194th Street SW, Suite 110, Lynnwood, Washington, 98036.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2006, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiary, Methane Energy Corp., were complied with, with the exception of the following:

D/JLM/879118.1

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John Douglas Carlson	Nil	Nil	Nil
Mark Gustafson	Nil	Nil	Nil
George L. Hampton III	2(1)	2	Nil
William A. Lansing	Nil	Nil	Nil
Michael D. Fowler	Nil	Nil	Nil
Thomas J. Deacon	1(1)	1	Nil
Steve Pappajohn	3(1)	3	Nil

(1)           The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Statement of Changes in Beneficial Ownership.

Item 10.	Executive Compensation.

The following tables set forth certain information regarding our chief executive officer and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending March 31, 2006, 2005 and 2004 exceeded $100,000:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation	Restricted Stock Awards ($)	Options SARs (#)	LTIP Payouts ($)	All Other Compen- sation
John D. Carlson(1) president and chief executive officer	2006 2005 2004	157,627(1) - -	- - -	10,000(2) 2,500(2) -	- - -	200,000(3) 45,000(4) -	- - -	- - -
Mark Gustafson(5) chairman, and past president, chief executive officer and acting chief financial officer	2006 2005 2004	152,261(5) 60,990(5) -	- - -	5,000(6) 2,500(6) -	- - -	400,000(7) 540,000(8) -	- - -	- - -
Michael D. Fowler(9) chief financial officer, treasurer and secretary	2006 2005 2004	45,000(9) (10) - -	5,000(9) - -	- - -	- - -	250,000(9) - -	- - -	- - -
Thomas E. Mills(11) past president, chief executive officer, chief financial officer and secretary	2006 2005 2004	- - -	- - -	- - 19,804(12)	- - -	- - -	- - -	- - -

(1)           John D. Carlson became our president and chief executive officer on January 16, 2006. On January 16, 2006, we entered into a letter of employment with Mr. Carlson where we agreed to pay him an annual base salary of $200,000 commencing January 16, 2006. Of the $157,627 that was paid to Mr. Carlson, $41,667 relates to annual salary and $115,960 relates to payments for consulting services prior to his appointment as president and chief executive officer.

(2)           John D. Carlson was paid a retainer of $2,500 in fiscal 2005 and $10,000 in fiscal 2006 as compensation for acting as a director of our company.

D/JLM/879118.1

(3)           We granted to Mr. Carlson stock options to purchase 200,000 shares of our common stock on April 1, 2005 as an incentive for acting as a director of our company. The options are exercisable at a price of $1.25 per share until April 1, 2010. These options vest over 18 months, as to 25% immediately and 25% every six months until September 17, 2006.

(4)                  We granted to Mr. Carlson stock options to purchase up to 45,000 shares of our common stock on August 3, 2004 as an incentive for acting as a director of our company. The options are exercisable at a price of $0.50 per share until August 3, 2009. These options vest over 18 months, as to 25% immediately and 25% every six months until December 31, 2005.

(5)           Mark Gustafson is our chairman and a director since September 21, 2004. He was also our president, chief executive officer, acting chief financial officer from September 21, 2004 to January 16 2006. On December 17, 2004, we entered into a consulting agreement with MGG Consulting (wholly-owned by Mr. Gustafson), to provide for services as our president, chief executive officer and acting chief financial officer. We agreed to pay MGG Consulting $8,000 per month commencing December 1, 2004 unless terminated at any time by either party upon written notice. We then entered into a consulting agreement with MGG Consulting on January 1, 2005 whereby the agreement was revised to pay MGG Consulting the sum of $1,000 per day commencing January 1, 2005. Effective April 1, 2005, the agreement was again amended to reduce the compensation rate to $800 per day. Effective January 16, 2006, the compensation rate was restored to $1,000 per day, which is his current rate of compensation for service as our chairman and director. Please also refer to Item 12 – Certain Relationships and Related Transactions in this annual report.

(6)           Mark Gustafson was paid a retainer of $2,500 in fiscal 2005 and $5,000 in fiscal 2006 as compensation for acting as a director of our company.

(7)           We granted to Mr. Gustafson stock options to purchase up to 400,000 shares of our common stock on April 1, 2005 as compensation for services as our president, chief executive officer and acting chief financial officer. The options are exercisable at a price of $1.25 per share until April 1, 2010. These options vest over 18 months, as to 25% immediately and 25% every six months until September 17, 2006.

(8)           We granted to Mark Gustafson stock options to purchase up to 540,000 shares of our common stock on May 7, 2004 as compensation for consulting services provided to our company prior to becoming our president, chief executive officer, acting chief financial officer and a director. The options are exercisable at a price of $0.10 per share until May 7, 2009. All of these options have been exercised.

(9)           Michael D. Fowler became our chief financial officer, treasurer and secretary on January 16, 2006. Prior to this time, he was acting as a consultant to our company. In December 2005, we entered into a letter of employment with Mr. Fowler where we agreed to pay him an annual base salary of $180,000 and to pay an annual performance-based bonus of $20,000. The terms of the letter of employment were approved at our board meeting held on January 13, 2006 where we officially appointed Mr. Fowler as our chief financial officer, treasurer and secretary effective January 16, 2006. In addition, we granted to Mr. Fowler stock options to purchase up to 250,000 shares of our common stock on January 16, 2006 as compensation for services as our chief financial officer, treasurer and secretary. The options are exercisable at a price of $2.11 per share until January 16, 2011. These options vest over 18 months, as to 25% immediately and 25% every six months until July 16, 2007.

(10)         On August 11, 2005, we entered into a contract with Tatum LLC to provide the services of Michael D. Fowler as a consultant to our company. We paid Tatum LLC $66,500 for consulting services provided by Mr. Fowler and $50,000 for a resource placement fee.

(11)         Thomas Mills resigned as our president, chief executive officer, chief financial officer, secretary and a director effective September 21, 2004.

(12)             The other annual compensation represents consulting fees. In February 2004, Mr. Mills released us of all debt resulting from the accrued consulting fees during fiscal years 2003 and 2004.

D/JLM/879118.1

Stock Options and Stock Appreciation Rights

During the fiscal year ended March 31, 2006, we granted the following stock options to our executive officers:

Name	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
John D. Carlson president and chief executive officer	200,000(2)	8.70%	$1.25	April 1, 2010
Mark Gustafson, chairman and past president, chief executive officer, acting chief financial officer	400,000(3)	17.39%	$1.25	April 1, 2010
Michael D. Fowler chief financial officer, treasurer and secretary	250,000(4)	10.87%	$2.11	January 16, 2011

(1)           The total number of options outstanding as at March 31, 2006 was 2,300,000 which was arrived at by calculating the net total number of new options awarded to employees during the fiscal year ended March 31, 2006.

(2)           John D. Carlson was granted options to purchase 200,000 shares of our common stock as an incentive for acting as a director of our company. These options have not been exercised.

(3)           Mark Gustafson was granted options to purchase 400,000 shares of our common stock as compensation for services as our president, chief executive officer and acting chief financial officer in 2005. These options have not been exercised.

(4)           Michael D. Fowler was granted options to purchase 250,000 shares of our common stock as compensation for services as our chief financial officer, treasurer and secretary. These options have not been exercised.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value

During the fiscal year ended March 31, 2006, no stock options were exercised by our executive officers.

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

On May 1, 2006, our board of directors approved a resolution to pay new non-executive directors a quarterly retainer of $5,000 commencing April 1, 2006. Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

D/JLM/879118.1

Employment Contracts and Termination of Employment and Change in Control Arrangements

We employed Mark Gustafson as our president, chief executive officer, acting chief financial officer and a director until January 16, 2006 pursuant to a consulting agreement dated December 17, 2004 between our company and MGG Consulting, a company that is wholly-owned by Mr. Gustafson. We agreed to pay MGG Consulting $8,000 per month commencing December 1, 2004 unless terminated at any time by either party upon written notice. We then entered into a consulting agreement with MGG Consulting on January 1, 2005 whereby the agreement was revised to pay MGG Consulting the sum of $1,000 per day commencing January 1, 2005. Effective April 1, 2005, the agreement was again amended to reduce the compensation rate to $800 per day. Effective January 16, 2006, the compensation rate was restored to $1,000 per day, which is his current rate of compensation for service as our chairman and director.

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

We employ both John Carlson, our president and chief executive officer, and Michael Fowler, our chief financial officer, on an at will basis whereby no formal employment agreements exist. Both Mr. Carlson and Mr. Fowler have signed agreements to provide a minimum of 30 days notice in the event they chose to resign their positions.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment as a result of resignation, retirement, change of control or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

D/JLM/879118.1

Item 11.            Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of June 22, 2006,

•	by each person who is known by us to beneficially own more than 5% of our shares of common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
John D. Carlson Box 13, Site 8, RR #1 Priddis, Alberta, Canada, T0L 1W0	common stock	307,500(3)	0.92%
Mark Gustafson 600-666 Burrard Street Vancouver, British Columbia, Canada V6C 2X9	common stock	727,500(4)	2.18%
Michael D. Fowler 17385 Wall Street Lake Oswego, Oregon, USA, 97034	common stock	125,000(5)	0.38%
George L. Hampton III 11 Inverness Way South Englewood, Colorado, USA, 80112	common stock	870,000(6)(7)	2.61%
William A. Lansing 93962 Bridge View Lane North Bend, Oregon, USA, 97459	common stock	75,000(8)	0.23%
All Officers and Directors As a Group (5 persons)	common stock	2,105,000	6.32%

(1)           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 22, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)           Percentage based on 33,099,941 shares of common stock outstanding on June 22, 2006 plus additional shares for options above.

(3)           Includes 246,250 options currently exercisable, which includes the exercisable portion of options granted on May 10, 2006.

(4)	Includes 300,000 options currently exercisable.
(5)	Includes 62,500 options currently exercisable.

(6)           Mr. Hampton owns 50% of GeoTrends-Hampton International LLC. On August 8, 2005, GeoTrends-Hampton International LLC transferred 450,000 shares of our common stock into the personal name of George L. Hampton III.

(7)	Includes 183,750 options currently exercisable.
(8)	Includes 75,000 options currently exercisable, which includes the exercisable portion of options

D/JLM/879118.1

granted on May 10, 2006.

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

During the fiscal year ended March 31, 2005, we incurred consulting fees in the amount of $60,990. The consulting fees were charged to MGG Consulting, which is wholly-owned by Mark Gustafson, our president, chief executive officer, acting chief financial officer until January 16, 2006. Please refer to Item 10 – Executive Compensation – Summary Compensation Table of this annual report.

During the year ended March 31, 2006, our company recorded $447,661 in consulting fees to our directors and officers. In addition, we paid our officers and directors $169,767 for consulting fees relating to our oil and gas leases and $261,785 for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties. During the year ended March 31, 2006, our company also paid directors fees to related parties serving in that capacity, a total of $25,000.

We have no policy regarding entering into transactions with affiliated parties.

Transactions with Promoters

The promoters of our company are our directors and officers.

D/JLM/879118.1

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

3.5           Articles of Amendment dated July 13, 2005 creating Series C convertible preferred stock (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

3.6           Articles of Amendment dated June 16, 2006 creating Series D convertible preferred stock (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).

3.7           Articles of Amendment dated June 28, 2006 creating Series E convertible preferred stock (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).

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

10.4         Investment Rights Agreement dated August 27, 2004 between our company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

D/JLM/879118.1

10.5        Registration Rights Agreement dated August 27, 2004 between our company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).

10.6        Consulting Agreement dated January 1, 2005 between our company and MGG Consulting (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.7         Securities Purchase Agreement dated February 11, 2005 between our company and Placer Creek Investors (Bermuda) L.P. (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.8         Securities Purchase Agreement dated February 11, 2005 between our company and Placer Creek Partners, L.P. (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).

10.9         Securities Purchase Agreement dated July 11, 2005 between our company and Placer Creek Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

10.10       Securities Purchase Agreement dated July 11, 2005 between our company and Placer Creek Investors (Bermuda) L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

10.11       Securities Purchase Agreement dated July 11, 2005 between our company and SDS Capital Group SPC, Ltd. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

10.12       Investment Agreement dated July 12, 2005 between our company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

10.13       Investor Registration Rights Agreement dated July 12, 2005 between our company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).

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

10.16       Option to Acquire Oil & Gas Lease with Pope Resources LP dated May 9, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 19, 2006).

10.17       Investment Agreement dated June 28, 2006 between our company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).

10.18      Registration Rights Agreement dated June 28, 2006 between our company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).

(14)	Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on June 30, 2005).

(16)	Letter on change in certifying accountant

16.1        Letter from Moore Stephens Ellis Foster Ltd. dated August 25, 2005 regarding change in independent accountant (incorporated by reference from our Current Report on Form 8-K/A filed on September 13, 2005).

D/JLM/879118.1

16.2        Letters from Ernst & Young LLP dated March 30, 2006 and April 26, 2006 regarding change in independent accountant (incorporated by reference from our Current Reports on Forms 8-K/A filed on April 7, 2006 and April 27, 2006).

(21)	Subsidiaries

Methane Energy Corp., an Oregon company

Cascadia Energy Corp., a Washington company

(23)	Consent of Experts and Counsel

23.1        Consent of Ernst & Young LLP to incorporation by reference of audit report to the registration statement on Form S-8 filed on August 31, 2005.

23.2        Consent of Peterson Sullivan PLLC to incorporation by reference of audit report to the registration statement on Form S-8 filed on August 31, 2005.

(24)	Power of Attorney
24.1	Power of Attorney (included on signature page).
(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
31.2	Section 302 Certification (filed herewith).
(32)	Section 906 Certifications
32.1	Section 906 Certification (filed herewith).
32.2	Section 906 Certification (filed herewith).
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 are estimated at $35,000. A deposit of $5,000 was paid to Peterson Sullivan PLLC during March 2006 to be applied against fees to be incurred related an audit of our consolidated financial statements for the year ended March 31, 2006.

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 were CDN$30,000. During the fiscal year ending March 31, 2006, fees billed by Ernst & Young LLP for quarterly interim financial statement reviews and services in connection with registration statements and other filings with the Securities and Exchange Commission were CDN$26,300.

D/JLM/879118.1

Audit Related Fees

For the fiscal year ended March 31, 2006, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our consolidated financial statements which are not reported under the caption “Audit Fees” above, were nil. For the fiscal year ended March 31, 2006, the aggregate fees billed for assurance and related services by Ernst & Young LLP relating to the performance of the audit of our consolidated financial statements which are not report under the caption “Audit Fees” above, were nil.

For the fiscal year ended March 31, 2005, the aggregate fees billed for assurance and related services by Ernst & Young LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption “Audit Fees” above, were nil.

Tax Fees

For the fiscal year ended March 31, 2006, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, were nil.

For the fiscal year ended March 31, 2005, the aggregate fees billed by Ernst & Young LLP for other non-audit professional services, other than those services listed above, were nil.

This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

We do not use Peterson Sullivan PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the consolidated financial statements or generates information that is significant to our consolidated financial statements, are provided internally or by other service providers. We do not engage Peterson Sullivan PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Peterson Sullivan PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of fees to be billed by Peterson Sullivan PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Peterson Sullivan PLLC’s independence.

D/JLM/879118.1

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

Date: July 14, 2006

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

Signature	Title	Date

/s/ John D. Carlson
John D. Carlson	President, Chief Executive Officer and Director	July 14, 2006

/s/ Mark Gustafson
Mark Gustafson	Chairman and Director	July 14, 2006

/s/ George L. Hampton III
George L. Hampton III	Director	July 14, 2006

/s/ William A. Lansing
William A. Lansing	Director	July 14, 2006

D/JLM/879118.1