Form 10QSB
period 2006-06-30
TORRENT ENERGY CORP
filed 2006-08-14
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

425.774.9780
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

33,099,941 shares of common stock were issued and outstanding as of August, __2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Part I -- Financial Information

Item 1. Financial Statements.

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2006, and its results of operations for the three month periods ended June 30, 2006 and 2005 and its cash flows for the three month periods ended June 30, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Balance Sheets (Expressed in US dollars) (UNAUDITED)
	June 30, 2006	March 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$7,935,203	$2,658,719
Accounts receivable	21,339	46,745
Inventory	300,569	375,355
Prepaid expenses	328,226	398,620
Total current assets	8,585,337	3,479,439
Oil and gas properties, unproven (Note 5)	17,646,034	16,377,085
Other assets, net of depreciation of $5,182 and $2,533	69,955	70,759
Total assets	$26,301,326	$19,927,283
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$861,771	$1,931,985
Accounts payable – related parties (Note 4)	142,498	87,131
Series C preferred stock dividend payable	-	308,442
Series E preferred stock dividend payable	3,699	-
Total current liabilities	1,007,968	2,327,558
Commitments and Contingencies (Notes 5 and 13)
STOCKHOLDERS’ EQUITY (DEFICIT)
Share capital
Convertible Series C preferred stock, $0.01 par value, 25,000 shares
authorized, 12,500 shares issued and nil shares outstanding (2006 – 8,375 shares)	-	84
Convertible Series D preferred stock, $0.01 par value, 50,000 shares	-	-
authorized, no shares issued and nil outstanding (2006 – nil)
Convertible Series E preferred stock, $0.01 par value, 25,000 shares
authorized, 9,000 shares issued and outstanding (2006 – nil)	90	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
33,099,941 shares issued and outstanding (2006 – 33,099,941)	33,100	27,532
Additional paid-in capital	36,545,957	26,452,458

Deficit accumulated during the exploration stage	(11,285,789)	(8,880,349)
Total stockholders’ equity (deficit)	25,293,358	17,599,725
Total liabilities and stockholders’ equity (deficit)	$26,301,326	$19,927,283
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to June 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued for cash at $0.001 per share in October 2001	-	$ -	-	$ -	-	$ -	5,425,000	$ 5,425	$ -	$ -	$ -	$ 5,425
Stock issued for intangible asset acquisition at $0.001 per share in October 2001	-	-	-	-	-	-	200,000	200	-	-	-	200
Issued 1,440,000 common stock at $0.001 per share in October 2001	-	-	-	-	-	-	1,440,000	1,440	-	(1,440)	-	-
Stock issued at $0.50 per share in November 2001	-	-	-	-	-	-	675,000	675	336,825	(337,500)	-	-
Stock issued for cash at $0.50 per share in January 2002	-	-	-	-	-	-	390,000	390	194,610	-	-	195,000
Net (loss) for the period	-	-	-	-	-	-	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	-	$ -	-	$ -	-	$ -	8,130,000	$ 8,130	$ 531,435	$(338,940)	$ (112,434)	$ 88,191
Stock issued for cash at $0.25 to $0.50 per share in April 2003	-	-	-	-	-	-	130,000	130	39,870	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	-	-	-	-	-	-	1,446,299	1,446	(1,446)	-	-	-
Acquisition of MarketEdgeDirect	-	-	-	-	-	-	-	-	-	337,500	-	337,500
Proceeds of share subscription	-	-	-	-	-	-	-	-	-	1,440	-	1,440
Return of stocks in connection with disposal of MarketEdgeDirect	-	-	-	-	-	-	(540,000)	(540)	(358,042)	-	-	(358,582)
Proceeds of 96,000 share subscription at $0.40 to $0.50 per share	-	-	-	-	-	-	-	-	-	40,500	-	40,500
241,020 shares allotted for services rendered at $0.10 to $0.40 per share	-	-	-	-	-	-	-	-	33,306	-	-	33,306
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-	(396,277)	(396,277)
Balance, March 31, 2003	-	$ -	-	$ -	-	$ -	9,166,299	$ 9,166	$ 245,123	$ 40,500	$ (508,711)	$ (213,922)
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to June 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stocks issued for services rendered and recorded in fiscal year 2004	-	$ -	-	$ -	-	$ -	241,020	$ 241	$ (241)	$ -	$ -	$ -
Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	-	-	-	-	-	-	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	-	-	-	-	-	-	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	-	-	-	-	-	-	1,200,000	1,200	118,800	-	-	120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	-	-	-	-	-	-	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	-	-	-	-	-	-	195,740	-	-	195,740
Forgiveness of debt – related party	-	-	-	-	-	-	-	-	110,527	-	-	110,527
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	-	$ -	-	$ -	-	$ -	12,173,319	$ 12,173	$ 855,883	$ -	$ (883,317)	$ (15,261)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	-	-	-	-	-	640,000	640	63,360	-	-	64,000
Stocks and warrants issued under a private placement at $0.35 per share in May 2004	-	-	-	-	-	-	1,442,930	1,443	503,582	-	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004	-	-	-	-	-	-	300,000	300	161,700	-	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004 and January 2005 (Note 5)	-	-	-	-	-	-	1,200,000	1,200	454,800	-	-	456,000
Stocks and warrants issued under a private placement at $0.40 per share in July 2004	-	-	-	-	-	-	500,000	500	199,500	-	-	200,000
Stocks issued under a private placement at $1.00 per share in 2005, net of share issue costs of $100,000	-	-	-	-	-	-	2,500,000	2,500	2,397,500	-	-	2,400,000
Stocks issued for exercise of warrants at $0.50 and $0.55 per share (Note 7)	-	-	-	-	-	-	1,614,359	1,614	825,565	-	-	827,179
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION` (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to June 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 8)	2,200	$ 22	-	$ -	-	$ -	-	$ -	$1,934,978	$ -	$ -	$ 1,935,000
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	-	-	-	-	614,358	615	(610)	-	-	-
Beneficial conversion feature on convertible Series B preferred stock (Note 8)	-	-	-	-	-	-	-	-	315,245	-	-	315,245
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	-	-	-	-	701,740	-	-	701,740
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$ 17	-	$ -	-	$ -	20,984,966	$20,985	$8,413,243	$ -	$ (3,584,777)	$ 4,849,468
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	(17)	-	-	-	-	1,795,254	1,795	(1,778)	-	-	-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	(105,081)	(105,081)
Common stock issued for cashless exercise of stock options (Note 6)	-	-	-	-	-	-	89,502	89	(89)	-	-	-
Cancellation of stock options as compensation (Note 6)	-	-	-	-	-	-	-	-	(99,641)	-	-	(99,641)
Common stock issued for exercise of warrants ranging from $0.50 to $0.55 per share (Note 7)	-	-	-	-	-	-	328,571	329	168,956	-	-	169,285
Common stock issued at $2 per share under a private placement in July 2005, net of issuance cost (Note 12)	-	-	-	-	-	-	1,650,000	1,650	3,273,350	-	-	3,275,000
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to June 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Series C preferred stock issued under a private placement at $1,000 per Series C share in July 2005, net of issuance costs (Note 9)	-	$ -	12,500	$ 125	-	$ -	-	$ -	$ 11,551,875	$ -	$ -	$ 11,552,000
Beneficial conversion feature on convertible Series C preferred stock (Note 11)	-	-	-	-	-	-	-	-	845,763	-	-	845,763
Accretion of Series C beneficial conversion feature (Note 9)	-	-	-	-	-	-	-	-	-	-	(845,763)	(845,763)
Series C stock dividend			-	-	-	-	-	-	-	-	(308,442)	(308,442)
Common stock issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	-	-	(4,125)	(41)	-	-	2,083,614	2,084	(2,043)	-	-	-
Common stock issued for acquisition of oil and gas properties at $0.38 per share in February 2006 (Note 5)	-	-	-	-	-	-	600,000	600	227,400	-	-	228,000
Stock based compensation for the period	-	-	-	-	-	-	-	-	2,075,422	-	-	2,075,422
Net (loss) for the period	-	-	-	-	-	-	-	-	-	-	(4,036,286)	(4,036,286)
Balance, March 31, 2006	-	$ -	8,375	$ 84	-	$ -	27,531,907	$27,532	$ 26,452,458	$ -	$ (8,880,349)	$ 17,599,725
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to June 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beneficial conversion feature on convertible Series C preferred stock (Note 9)	-	-	-	-	-	-	-	-	710,110	-	-	710,110
Accretion of Series C beneficial conversion feature (Note 9)	-	-	-	-	-	-	-	-	-	-	(710,110)	(710,110)
Series C stock dividend			-	-	-	-	-	-	-	-	(35,270)	(35,270)
Common stock issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	-	-	(8,375)	(84)	-	-	5,339,320	5,339	(5,255)	-	-	-
Common stock issued in lieu of cash dividend on Series C preferred stock at a price of $1.50 per share (Note 9)	-	-	-	-	-	-	228,714	229	343,483	-	-	343,712
Convertible Series E preferred stock issued under a private placement at $1,000 per Series E share in June 2006, net of issuance costs (Note 11)	-	-	-	-	9,000	90	-	-	8,314,910	-	-	11,552,000
Series E stock dividend	-	-	-	-	-	-	-	-	-	-	(3,699)	(3,699)
Stock based compensation for the period	-	-	-	-	-	-	-	-	730,251	-	-	730,251
Net (loss) for the period	-	-	-	-	-	-	-	-	-	-	(1,656,361)	(1,656,361)
Balance, June 30, 2006	-	$ -	-	$ -	9,000	$ 90	33,099,941	$33,100	$ 36,545,957	$ -	$ (11,285,789)	$ 25,293,358
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Operations (Expressed in US dollars) (UNAUDITED)
	Cumulative October 8, 2001 (inception) to June 30, 2006	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Expenses
Consulting (Note 4)	$1,504,789	$209,404	$142,131
Payroll expense	240,459	148,462	-
Stock based compensation (Note 6)	3,703,153	730,251	866,142
Investor relations	1,194,485	167,867	(46,336)
Directors fees	40,000	7,500	7,500
Depreciation	10,954	2,648	-
Insurance	179,898	16,850	9,415
Legal and accounting	748,726	96,622	63,545
Lease rental expense	174,174	85,903	60,013
Office and Miscellaneous	259,521	23,271	23,441
Rent	148,200	25,825	6,100
Shareholder relations	250,362	54,515	58,874
Telephone	62,240	7,355	3,145
Travel	483,363	92,754	59,166
Shrinkage on inventory	25,652	-	-
Purchase investigation costs	103,310	-	-
Interest expense	7,500	-	-
Interest expense on long term debt	16,569	-	-
Operating (loss)	(9,153,355)	(1,669,227)	(1,253,136)
Other income (expense)
Interest income	170,692	12,866	12,219
Gain on sale of equipment	261	-	-
Gain on settlement of debt	37,045	-	-
Write-off of goodwill	(70,314)	-	-
Loss from continued operations	(9,015,671)	(1,656,361)	(1,240,917)
Net income from discontinued operations	21,082	-	-
Net loss and comprehensive loss for the period	(8,994,589)	(1,656,361)	(1,240,917)
Series B preferred stock dividend	(72,672)	-	-
Series C preferred stock dividend	(343,712)	(35,270)	-
Series E preferred stock dividend	(3,699)	(3,699)	-
Dividend accretion of Series B preferred stock beneficial conversion feature (Note 8)	(315,244)	-	(105,081)
Dividend accretion of Series C preferred stock beneficial conversion feature (Note 9)	(1,555,873)	(710,110)	-
Net loss for the period applicable to common stockholders	$(11,285,789)	$(2,405,440)	$(1,345,998)
Basic and diluted (loss) per share		$(0.08)	$(0.06)
Weighted average number of common shares outstanding		31,169,065	22,075,954

The accompanying notes are an integral part of these consolidated financial statements

D/LKY/887763.1

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars) (UNAUDITED)
	Cumulative October 8, 2001 (inception) to June 30, 2006	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Cash flows provided by (used in) operating activities
Net (loss) for the period	$(8,994,589)	$(1,656,361)	$(1,240,917)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	10,954	2,648	-
- stock based compensation	3,703,153	730,251	866,142
- foreign exchange	1,398	-	-
- write-off of goodwill	70,314	-	-
- debt forgiven	37,045	-	-
-gain on sale of equipment	(261)	-
- net income from the discontinued operations	(21,082)	-	-
- common shares issued for service rendered	195,306	-	-
- reversal of option expense charged for services	(99,641)	-	(99,641)
Changes in non-cash working capital items:			-
Accounts receivable	(21,339)	25,406	-
Inventory	(300,569)	74,786	(370,833)
Prepaid expenses	(161,473)	70,394	(202,550)
Accounts payable and accrued liabilities	(223,740)	(204,211)	142,000
Net cash used in operating activities	(5,804,524)	(957,087)	(905,799)
Cash flows used in investing activities
Oil and gas properties	(15,834,683)	(2,079,585)	(1,081,573)
Loan	(62,684)	-	-
Acquisition of fixed assets	(88,063)	(1,844)	(10,732)
Proceeds from sale of equipment	7,415	-
Net cash used in investing activities	(15,978,015)	(2,081,429)	(1,092,305)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	7,988,414	-	114,286
Net proceeds from issuance of Series B preferred stock	1,935,000	-	-
Net proceeds from issuance of Series C preferred stock	11,552,000	-	-
Net proceeds from issuance of Series E preferred stock	8,315,000	8,315,000	-
Payment of Series B preferred stock dividend	(72,672)	-	-
Proceeds from shareholder loan	80,000	-	80,000
Repayment of shareholder loan	(80,000)	-	(80,000)
Net cash provided by financing activities	29,717,742	8,315,000	114,286
Increase in cash and cash equivalents	7,935,203	5,276,484	(1,883,818)
Cash and cash equivalents, beginning of period	-	2,658,719	2,600,986
Cash and cash equivalents, end of period	$7,935,203	$7,935,203	$717,168

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (continued) (Expressed in US dollars) (UNAUDITED)
	Cumulative October 8, 2001 (inception) to June 30, 2006		Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Supplemental cash flow information:
Interest expenses paid	$13,013		$-	$7,500
Non-cash transactions:
Common stock issued pursuant to conversion Of promissory note	$55,000		$-	$-
Common stock issued for investor relations services	$162,000		$-	$-
Reversal of option expense charged for services	$(99,641)		$-	$(99,641)
Forgiveness of accrued consulting fees payable to directors and officers	$110,527	$		$-
Common stock issued for oil and gas properties	$684,000		$-	$456,000

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

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

On March 28, 2003, the Company acquired all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia corporation (“Catalyst”). Catalyst was a Vancouver based, web design and Internet application developer. The acquisition of Catalyst was treated as a non-material business combination in the fiscal year 2003 and the Company abandoned Catalyst during the fiscal year 2004 due to a lack of working capital and disappointing financial results.

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

	June 30, 2006	March 31, 2006
Deficit accumulated during the exploration stage	$(11,285,789)	$(8,880,349)
Working capital surplus (deficit)	$7,577,369	$1,151,881

The Company has not generated any revenue to date.

Our independent auditors have stated that our consolidated financial statements for the fiscal years ended March 31, 2006 and 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. Our ability to continue as a going concern is also subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our ongoing exploration activities require the expenditure of approximately $21 million for the fiscal year ending March 31, 2007, which funding must be raised from outside sources. On June 28, 2006, the Company entered into an investment agreement with a private

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

1.	Incorporation and Continuance of Operations (continued)

investment group that has previously provided funding to the Company as more fully described in Note 11.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

The balance sheet at June 30, 2006 has been derived from the audited financial statements as of March 31, 2006 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financials statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-KSB for the year ended March 31, 2006.

3.	Adoption of New Accounting Policy

Effective April 1, 2006, the Company adopted SFAS No. 123R “Share-based Payments” (“SFAS No. 123R”) using the modified prospective method. The Company has three stock-based compensation plans, which are more fully described in Note 6. Prior to April 1, 2006, the Company accounted for those plans under the recognition and measurement provision of SFAS No. 123 "Accounting for Stock-based Compensation” (as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure”) using a fair value based method to recognize stock-based compensation expense. Accordingly, the adoption of SFAS No. 123R did not have a material effect on the Company’s income from operations, cash flows or basic and diluted loss per share, as compared to results that would have resulted from a continuation of the accounting the Company used under SFAS No. 123.

4.	Related Party Transactions
a)

During the three months ended June 30, 2006, the Company paid or accrued $192,430 (2005 - $164,690) in salaries and consulting fees to officers and directors of the Company. In addition, the Company paid or accrued salaries and consulting fees to officers and directors of the Company $31,896 (2005 - $116,030) relating to the Company’s oil and gas leases, $10,400 (2005 – nil) for drilling consultation, and $20,613 (2005 - $138,894) for geological and geophysical consulting fees, all of which are included in the costs of the oil and gas properties.

As of June 30, 2006, there was $142,498 (2005 - $242,936) representing unpaid consulting fees and reimbursable expenses owing to directors and officers.

b)	Also see Notes 5 and 13.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

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

Related to its exploration program, Methane Energy Corp. had escrowed $1,000,000 through an attorney to provide assurance of payment to the company from which it obtained the drilling rig being used to complete the Pilot Exploration Program at Coos Bay. On March 13, 2006 the escrow was reduced by $749,650 by mutual agreement to satisfy a portion of the amounts then owing. The remaining balance, including interest earned on the escrowed funds, totaled $274,873 at June 30, 2006. The balance of the deposit remains fully refundable upon payment of all obligations owed to the owner of the drilling rig or, alternatively, may be applied to satisfy all or a portion of sums owed at that time. As of June 30, 2006, amounts owing and attributable to this arrangement totaled $453,737 and are included in accounts payable and accrued liabilities.

Cedar Creek Property. On August 9, 2005, Cascadia Energy Corp., the Company’s wholly-owned subsidiary, executed a lease option agreement with Weyerhauser Company to lease 100,000 acres that it may select from an overall 365,000 acreage block in the Cedar Creek area of Washington state. Cascadia Energy Corp. intends to commence an exploratory work program in 2006 for possible hydrocarbon deposits on acreage it may select from the acreage block. Cascadia Energy Corp. also has been granted a two-year first right of refusal on the balance of the Cedar Creek Block that it does not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which the Company paid $60,000 (See “Joint Venture” below). In addition, Cascadia Energy Corp. may extend the term of its option for an additional year by committing to a work program of $285,715, pertaining to the full 100,000 acres with proportional reduction should the Company reduce the number of acres selected for exploration activity during the initial option period. Alternatively, the Company may simply execute a lease agreement on the acreage at a rate of $1.00 per acre per year. As of June 30, 2006, the Company has no work program commitments but has expended an amount sufficient to extend the term of its option.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

5.	Oil and Gas Properties, Unproven (continued)

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

Coincident with the Weyerhauser transaction, Cascadia Energy Corp. has also entered into a joint venture agreement (“Joint Venture”) dated August 12, 2005 with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia Energy Corp. will serve as operator of the Joint Venture with a 60% interest in the Joint Venture; while St. Helens will actively assist in evaluating the area, developing exploratory leads and prospects, and providing 40 % of the funding to pursue exploration and development of the prospect. Cascadia Energy Corp. records its investment and related expenses associated with the Cedar Creek project net of St. Helens contribution. During the period commencing with the inception of the Cedar Creek project and ending June 30, 2006, the Joint Venture had expended a total of $645,700 on the Cedar Creek prospect of which St. Helens’s unpaid share as of June 30, 2006 equaled $21,339 and is included in accounts receivable.

The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Property acquisition	Seismic and land	Drilling and gathering	Geological and geophysical	Total
Coos Bay
Three months ended June 30, 2006	$ -	$ 29,262	$ 1,027,461	$ 184,701	$ 1,241,424
Inception through March 31, 2006	984,000	1,024,243	13,090,703	990,401	16,089,347
Total	$ 984,000	$ 1,053,505	$ 14,118,164	$ 1,175,102	$ 17,330,771
Cedar Creek
Three months ended June 30, 2006	$ -	$ 35,985	$ -	$ (8,460)	$ 27,525
Inception through March 31, 2006	-	224,588	-	63,150	287,738
Total	$ -	$ 260,573	$ -	$ 54,690	$ 315,263
Total Oil and Gas Properties	$ 984,000	$ 1,314,078	$ 14,118,164	$ 1,229,792	$ 17,646,034

As of June 30, 2006, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

6.	Stock Options

On February 10, 2004, the Company’s Board of Directors adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”). The aggregate number of shares of common stock that may be granted by the Company under the Plan will not exceed a maximum of 1,800,000 shares during the period of the 2004 Plan. The 2004 Plan shall terminate upon the earlier of February 10, 2014 or the issuance of all shares authorized under the 2004 Plan. The option exercise prices per share are determined by the Board of Directors when the stock option is granted. As of June 30, 2006, there are no shares available to be granted under the 2004 Plan and 200,000 options remain outstanding and exercisable.

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

On May 10, 2006, the Company adopted the 2006 equity incentive plan (the “2006 Plan”) for executives, employees and outside consultants and advisors. A maximum of 1,000,000 shares of the Company’s common stock is subject to the 2006 Plan.

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

During the three months ended June 30, 2006, the Company granted 550,000 to a director and an officer and director under the 2006 Plan. Each option entitles the holder to acquire one common share at an exercise price of $2.97 per share. These options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These option expire five years from the date of grant.

As of June 30, 2006, there are 3,250,000 stock options outstanding. Of this total, 200,000 options were granted pursuant to the 2004 Plan, 2,500,000 stock options were granted pursuant to the 2005 Plan, and 550,000 were granted pursuant to the 2006 Plan. An additional 200,000 options were originally granted outside of any stock option plan but were subsequently included in the August 31, 2005 S-8 filing and incorporated into the 2005 Plan.

During the three months ended June 30, 2006, the Company recorded $730,251 (2005 - $866,142) of stock based compensation.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

6.	Stock Options (continued)

A summary of stock option information for the period ended June 30, 2006 is as follows:

		Shares		Weighted Average Exercise Price
Options outstanding at March 31, 2006		2,700,000		$1.40
Granted		550,000		$2.97
Exercised		-		$-
Options outstanding at June 30, 2006		3,250,000		$1.66

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	200,000	3.10	$0.50	200,000	$0.50
$0.83	200,000	3.28	$0.83	200,000	$0.83
$1.25	1,500,000	3.77	$1.25	1,125,000	$1.25
$2.00	490,000	4.05	$2.00	295,000	$2.00
$2.11	310,000	4.55	$2.11	77,500	$2.11
$2.97	550,000	3.86	$2.97	137,500	$2.97
	3,250,000	3.85	$1.66	2,035,000	$1.39

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

6.	Stock Options (continued)

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.02% (2005 – 3.55% - 3.99%), dividend yield 0% (2005 - 0%), volatility of 115% (2005 – 132% - 137%), forfeitures of nil (2005 – nil) and expected lives of 4 years (2005 -- 4 years).

A summary of weighted average fair value of stock options granted during the three months ended June 30, 2006 and 2005 is as follows:

	Weighted Average Exercise Price	Weighted Average Fair Value
Three months ended June 30, 2006
Exercise price is equal to market price at grant date:	$2.97	$2.97
Three months ended June 30, 2005
Exercise price is greater than market price at grant date:	$1.34	$1.20

As of June 30, 2006, there was $1,127,021 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 Plan, the 2005 Plan and the 2006 Plan. That cost is expected to be recognized over a period of 17 months. A summary of the status of the Company’s non-vested shares as of June 30, 2006, and changes during the three months ended June 30, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at March 31, 2006	1,300,000	$1.59
Granted	550,000	$2.97
Vested	(635,000)	$1.77
Forfeited	-	-
Non-vested at June 30, 2006	1,215,000	$2.12

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

7.	Warrants

In May 2004, the Company issued warrants attached to a private placement to purchase 1,442,930 shares of common stock at $0.50 per share exercisable until May 19, 2006.

In July 2004, the Company issued warrants attached to a private placement to purchase 500,000 shares of common stock at $0.55 per share exercisable until July 7, 2006.

A summary of the warrants outstanding as of June 30, 2006 is as follows:

Issue Date	Exercise Price	Issued	Exercised	June 30, 2006 Ending Balance
May 20, 2004	$0.50	1,442,930	1,442,930	-
July 8, 2004	$0.55	500,000	500,000	-
Total		1,942,930	1,942,930	-
8.	Series B Convertible Preferred Stock (“Series B Stock”)

On August 27, 2004, the Company closed a private placement in its Series B Stock at $1,000 per share for $2,200,000 in gross proceeds (the “Private Placement”). The Series B Stock are senior to the common stock with respect to the payment of dividends and other distribution on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series B Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series B Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series B Stock plus all declared and unpaid dividends thereon, for each share of Series B Stock held by them.

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

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

8.	Series B Convertible Preferred Stock (“Series B Stock”) (continued)

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

During the fiscal years 2005 and 2006, the Company issued the following common shares pursuant to exercise of the Series B Preferred stocks:

Conversion Date	Shares of Series B Stock	Conversion Price	Common Stock
January 21, 2005	100	$0.7824	127,812
February 8, 2005	100	0.7625	131,148
February 14, 2005	150	0.8000	187,500
February 28, 2005	100	0.8934	111,932
March 8, 2005	50	0.8934	55,966
April 1, 2005	100	0.8386	119,252
April 6, 2005	5	0.7735	6,464
April 7, 2005	100	0.7735	129,282
April 28, 2005	125	0.7860	159,033
April 29, 2005	125	0.7860	159,033
May 2, 2005	395	0.7860	502,544
May 18, 2005	125	1.0887	114,816
May 25, 2005	125	1.1962	104,498
June 1, 2005	125	1.1962	104,498
June 8, 2005	475	1.2000	395,834
Total	2,200	$0.9130	2,409,612

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

9.	Series C Convertible Preferred Stock (“Series C Stock”)

On July 19, 2005, the Company also closed a private placement in its Series C Stock at $1,000 per share for 12,500 shares (the “Private Placement”). The Series C Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series C Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series C Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series C Stock plus all declared and unpaid dividends thereon, for each share of Series C Stock held by them.

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

The gross proceeds of this private placement was received as follows:

(i) $6,000,000 was received on closing;

(ii) $3,500,000 was received on the second business day prior to the filing date of the Registration Statement; and

(iii) $3,000,000 was received on the day following effective date of the Registration Statement

Net proceeds received as of March 31, 2006 totaled $11,552,000 after payment of finders’ fees and legal costs of $937,500 and $10,500 respectively. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, of $1,555,873 which was to be accreted over twenty-four (24) months commencing July 15, 2005. As

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

9.	Series C Convertible Preferred Stock (“Series C Stock”) (continued)

a result of conversion of all remaining Series C Stock to common shares during the three months ended June 30, 2006, accretion of $710,110 was recorded.

During the three months ended June 30, 2006, the Company issued 5,339,320 common shares pursuant to exercise of 8,375 shares of Series C Stock. No Series C Stock remained outstanding as of June 30, 2006.

Conversion Date	Shares of Series C Stock	Conversion Price	Shares of Common Stock
December 6, 2005	375	$1.6443	228,061
January 23,2006	375	$1.8464	203,098
January 31, 2006	375	$1.7447	214,937
February 2, 2006	375	$1.8664	200,922
February 3, 2006	375	$1.9684	190,510
February 7, 2006	375	$2.2064	169,960
February 15, 2006	375	$2.2599	165,937
February 16, 2006	375	$2.1978	170,625
February 21, 2006	375	$2.2747	164,857
March 9, 2006	375	$2.0182	185,809
March 20, 2006	375	$1.9852	188,898
April 5, 2006	750	$1.9243	389,752
April 19, 2006	1,100	$1.7255	637,496
May 5, 2006	1,750	$1.5423	1,134,669
May 8, 2006	4,775	$1.5028	3,177,403
Total	12,500	$1.6840	7,422,934

During the three months ended June 30, 2006, the Company accrued $35,270 for dividends on the Series C Stock. On May 10, 2006, the Company reached agreement with the purchaser of the Series C Stock to accept shares of common stock in lieu of cash in payment of the aggregate accrued dividend due of $343,712. A total of 228,714 shares of our common stock was issued on May 10, 2006 in satisfaction of the accrued dividend obligation.

10.	Series D Convertible Preferred Stock (“Series D Stock”)

In anticipation of entering into an investment agreement under which it was planned to sell 25,000 shares of its Series D Stock, the Company authorized 50,000 shares of preferred stock. The Series D Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series D Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series D Stock shall be entitled to receive out of the assets of the

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

10.	Series D Convertible Preferred Stock (“Series D Stock”) (continued)

Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series D Stock plus all declared and unpaid dividends thereon, for each share of Series D Stock held by them.

The Series D Stock are non-voting, carry a cumulative dividend rate of 5% per year, when and if declared by the Board of Directors of the Company, and are convertible into common stock at any time by dividing the dollar amount being converted (included accrued but unpaid dividends) by the lower of $3.50 or 90% of the volume weighted average trading price per common stock of the Company for 10 trading days. The holder of the Series D Stock may only convert up to a maximum of $1,500,000 of Series D Stock into common stock in any 30 day period. The Company may redeem the Series C Stock by paying 120% of the invested amount together with any unpaid dividends. Each share of Series D Stock will automatically convert into common stock at the conversion price then in effect two years from the date of issuance of each share.

No shares of Series D Stock have been issued.

11.	Series E Convertible Preferred Stock (“Series E Stock”)

On June 28, 2006, the Company entered into an investment agreement under which it will sell 25,000 shares of its Series E Stock at $1,000 per share. The Series E Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series E Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series E Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series E Stock plus all declared and unpaid dividends thereon, for each share of Series E Stock held by them.

The Series E Stock are non-voting, carry a cumulative dividend rate of 5% per year, when and if declared by the Board of Directors of the Company, and are convertible into common stock at any time by dividing the dollar amount being converted (included accrued but unpaid dividends) by $2.50 per share if the Company’s common shares are trading at an average price of $2.50 per share or higher for the five trading days preceding a conversion date. If the Company’s common shares are trading at an average price greater than $1.67 but less than $2.50 per share the Company, may, at its exclusive option, force conversion at a price of $1.67 per share or may redeem the Series E Stock for cash at the original investment amount plus a 20% redemption premium.

Beginning on the earlier of the first trading day following December 1, 2006 or the date the Securities and Exchange Commission declares a registration statement registering the prospective sale of the underlying common shares, the Company has a mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008. If the Company’s common shares are trading at an average price less that $1.67 per share on a mandatory redemption date, the Company will pay cash at the original investment amount per share plus a 20% redemption premium. The holder of the Series E Stock may only convert

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

11.	Series E Convertible Preferred Stock (“Series E Stock”) (continued)

up to a maximum of $1,250,000 of Series E Stock into common stock in any 30 day period. The Company may redeem the Series E Stock by paying 120% of the invested amount together with any unpaid dividends. Each share of Series E Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

As a condition of the private placement regarding the Series C Stock, the Company agreed to file a registration statement registering up to 15,000,000 shares of common stock (the “Registration Statement”) within 45 days of closing and to have the Registration Statement declared effective within 165 days of closing.

The gross proceeds of this private placement will be received as follows:

(i) $9,000,000 was received on closing;

(ii) $8,500,000 will be paid on the filing date of the Registration Statement; and

(iii) $7,500,000 will be paid within three days following effective date of the Registration Statement

Net proceeds received from the initial closing as of June 30, 2006 totaled $8,315,000 after payment of finder’s and structuring fees of $685,000.

During the three months ended June 30, 2006, the Company accrued $3,699 for dividends on the Series E Stock.

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

14.	Subsequent Events

Subsequent to June 30, 2006, the Board of Directors approved a two-year lease for office space in Coquille, Oregon that will accommodate the staff required to continue development of the Coos Bay project.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

14.	Subsequent Events (continued)

Subsequent to June 30, 2006, the Company entered into an agreement with GeoMechanics International, Inc. (“GMI”) pursuant to which GMI shall provide certain technical services to the Coos Bay project in return for 125,000 shares of the common stock of the Company. These technical services shall include geomechanical evaluation, modeling and advisory services.

15.	Comparative figures

Certain of the comparative figures for the fiscal year 2005 have been reclassified to conform with the disclosure presentation of fiscal year 2006.

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

In evaluating these statements, you should consider various risk factors in other reports our company files with the SEC, including our Annual Report on Form 10-KSB for the year ended March 31, 2006. These factors may cause our company’s actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We are an exploration stage company primarily engaged in the exploration of coalbed methane in the Coos Bay region of Oregon and in the Chehalis Basin region of Washington State. Through our wholly-owned subsidiary, Methane Energy Corp., we hold leases to approximately 116,000 acres of prospective coalbed methane lands in the Coos Bay region. Through our wholly-owned subsidiary, Cascadia Energy Corp., we are evaluating 114,964 acres in Washington State to commence an exploratory program for possible hydrocarbon deposits. We changed our name from Scarab Systems, Inc. to Torrent Energy Corporation on July 13, 2004 to reflect the change in our business operations towards coalbed methane exploration. The change in our business operations occurred as a result of our entering into a lease purchase and sale agreement, through Methane on April 30, 2004. We were previously a web design and internet application developer.

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

Liquidity and Capital Resources

Our cash on hand was $7,935,203 as of June 30, 2006 compared to $2,658,719 at March 31, 2006. Our working capital surplus was $7,577,369 as of June 30, 2006 as compared to $1,151,881 at March 31, 2006.

During the three months ended June 30, 2006, we received net proceeds of $8,315,000 from the issuance of our Series E preferred stock. This compares to net proceeds of $3,444,285 from the issuance of shares of common stock and net proceeds of $11,552,000 from the issuance of our preferred stock during the fiscal year ended March 31, 2006.

During the three months ended June 30, 2006, we expended cash of $2,079,585 on our Coos Bay and Chehalis Basin projects compared to $1,081,573 during the comparable period in the prior year. Expenditures on the Coos Bay project for the three months ending June 30, 2006 were $2,052,060 and included $29,262 in seismic and lease costs, $1,829,151 in drilling costs for the pilot well program and $193,647 for geological and geophysical consulting fees.

During the three months ended June 30, 2006, cash expenditures for our Chehalis Basin project totaled $27,525 and were comprised exclusively of seismic and lease costs. The Chehalis Basin expenditures are net of the 40% participation by our joint venture partner.

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

During the fiscal year ended March 31, 2005, 500 Series B convertible preferred shares were converted into 614,358 shares of our common stock at an average price of $0.83 per share of common stock. In the fiscal year ended March 31, 2006, all of the remaining 1,700 Series B convertible preferred shares were converted into 1,795,253 shares of our common stock at an average price of $1.06 per share of common stock. Please refer to Note 8 to our consolidated financial statements.

Series C Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series C preferred stock, par value $0.01. On July 19, 2005, we closed a private placement of Series C Convertible Preferred Stock (“Series C Stock”) at $1,000 per share for 12,500 shares. Our Series C Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $3.00 or 85% of the lowest volume weighted average trading price per share of our common stock for 5 trading days. As a condition of the private placement, we agreed to file a registration statement registering up to 12,500,000 shares of common stock in order to receive all of the proceeds of the private placement. Please refer to Note 9 to our consolidated financial statements.

During the second fiscal quarter ended September 30, 2005, we completed a $12,500,000 Series C Stock offering. Under the terms of this financing, we received gross proceeds of $6,000,000 on closing and an additional $3,500,000 upon filing a registration statement on Form SB-2 registering the converted shares of common stock for resale. An additional $3,000,000 in gross proceeds was received upon effectiveness of the registration statement. The registration statement was accepted by the Securities Exchange Commission on January 12, 2006; and on January 13, 2006 our company received $2,775,000 in proceeds from payment of the final tranche, net of a 7.5% finders’ fee. These proceeds are being used to fund our Coos Bay program and for general working capital. For more details please review our Form 8-K filing of July 20, 2005 and refer to Note 9 to our consolidated financial statements.

The Series C Stock was converted to 7,651,648 shares of our common stock, 2,083,614 of which were issued in fiscal 2006 and 5,568,034 of which were issued during the three months ended June 30, 2006. The Series C Stock has now been converted in full.

Series D Convertible Preferred Shares

We are authorized to issue up to 50,000 shares of Series D preferred stock, par value $0.01. Our Series D Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $3.50 or 90% of the lowest volume weighted average trading price per share of our common stock for 10 trading days. Please refer to Note 10 to our consolidated financial statements.

No shares of our Series D preferred stock have been issued

Series E Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series E preferred stock, par value $0.01. On June 28, 2006, we entered into an investment agreement under which it will sell 25,000 shares of its Series E Stock at $1,000 per share. The Series E Stock are non-voting, carry a cumulative dividend rate of 5% per year, when and if declared by the Board of Directors of the Company, and are convertible into common stock at any time by dividing the dollar amount being converted (included accrued but unpaid dividends) by $2.50 per share if the Company’s common shares are trading at an average price of $2.50 per share or higher for the five trading days preceding a conversion date. If the Company’s common shares are trading at an average price greater than $1.67 but less than $2.50 per share the Company, may, at its exclusive option, force conversion at a price of $1.67 per share or may redeem the Series E Stock for cash at the original investment amount plus a 20% redemption premium.

Beginning on the earlier of the first trading day following December 1, 2006 or the date the Securities and Exchange Commission declares a registration statement registering the prospective sale of the underlying common shares, the Company has a mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008. If the Company’s common shares are trading at an average price less that $1.67 per share on a mandatory redemption date, the Company will pay cash at the original investment amount per share plus a 20% redemption premium. The holder of the Series E Stock may only convert up to a maximum of $1,250,000 of Series E Stock into common stock in any 30 day period. The Company may redeem the Series E Stock by paying 120% of the invested amount together with any unpaid dividends. Each share of Series E Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

As a condition of this private placement, we agreed to file a registration statement registering up to 15,000,000 shares of common stock in order to receive all of the proceeds of the private placement.

During the first fiscal quarter ended June 30, 2006, we closed the initial tranche of the Series E Stock sale. Under the terms of this financing, we received gross proceeds of $9,000,000 on closing with an additional $8,500,000 to be issued upon filing a registration statement on Form SB-2 registering the converted shares of common stock for resale. An additional $7,500,000 in gross proceeds will be received upon effectiveness of the registration statement. The proceeds from the Series E Stock sale are being used to fund development of the Company’s Oregon project, exploration of the Company’s Washington project and for general working capital purposes. For more details please review our Form 8-K filing of June 30, 2006 and refer to Note 11 to our consolidated financial statements.

Warrants

We issued no warrants during the fiscal year ended March 31, 2006. During the fiscal year ended March 31, 2005, we issued warrants attached to a private placement to purchase 1,442,930 shares of our common stock at a price of $0.50 per share exercisable until May 19, 2006. We also issued warrants attached to a private placement to purchase 500,000 shares of our common stock at a price of $0.55 per share exercisable until July 7, 2006. A total of 1,614,359 warrants were exercised in fiscal 2005. During the year ended March 31, 2006, 228,571 shares of common stock were issued pursuant to the exercise of share purchase warrants for proceeds of $114,285. As of June

30, 2006, all previously issued warrants had been exercised. Please refer to Note 7 to our consolidated financial statements.

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

$3,300,000 Private Placement

In July 2005, we closed a private placement with three institutional investors resulting in gross proceeds of $3,300,000 by issuing 1,650,000 shares of common stock at a price of $2.00 per share. These placement proceeds were used to fund our pilot well program in Coos Bay, Oregon. For more details please review our Form 8-K filing and refer to Note 12 to our consolidated financial statements.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will have no impact on our company’s consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” Under the provisions of FIN 47, the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. We have adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on our 2005 consolidated financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

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

In December 2004, the FASB issued SFAS No. 123(R), “ Share-Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. We adopted SFAS 123(R) effective April 1, 2006 using the modified prospective method. The adoption of FASB No. 123(R) did not have a material impact on our company’s consolidated financial statements.

Effective April 1, 2004, we adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure”. We recognize stock based compensation expense using a fair value based method. This accounting change was applied retroactively.

Prior to the adoption of this standard, we applied the disclosure provision of SFAS No. 123 for stock options granted to directors, officers and employees. As permitted by SFAS No. 123, we followed the intrinsic value approach of APB No. 25 “Accounting for Stock Issued to Employees” and the related interpretations. We have three stock option plans that are described more fully in Note 6 to our consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared on a going concern basis. We have accumulated a deficit of $11,285,789 from inception to June 30, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at June 30, 2006 we had working capital of $7,577,369, largely as a result of completing a private placement during the three month ended June 30, 2006 that raised net proceeds of

$8,315,000. Management plans to continue to provide for our capital needs by issuing equity securities. These consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Income Taxes

We have adopted SFAS No. 109, “Accounting for Income Taxes”, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123R “Share-based Payments” (“SFAS No. 123R”) using the modified prospective method. The Company has three stock-based compensation plans, which are more fully described in Note 6. Prior to April 1, 2006, the Company accounted for those plans under the recognition and measurement provision of SFAS No. 123 "Accounting for Stock-based Compensation” (as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure”) using a fair value based method to recognize stock-based compensation expense. Accordingly, the adoption of SFAS No. 123R did not have a material effect on the Company’s income from operations, cash flows or basic and diluted loss per share, as compared to results that would have resulted from a continuation of the accounting the Company used under SFAS No. 123.

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

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation. As of June 30, 2006, we did not have any asset retirement obligations.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of June 30, 2006, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future costs of exploration of unproved properties are determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of June 30, 2006, all of our oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at June 30, 2006, none of our unproved oil and gas properties was considered impaired.

Results of Operations

The results of operations include the results of Torrent and its wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the three months ended June 30, 2006 and June 30, 2005. During the three months ended June 30, 2006, Torrent performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., hold the interests in the leases and operate the Coos Bay project and Cedar Creek project, respectively.

For the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Operating Expenses. Operating expenses rose during the most current three month period as compared to the same period last year as a result of increased activities supporting our drilling, completion and testing operations. Significant operating expense increases during the period were attributable to growth in consulting, employee costs, and investor relations expenses with an offset from reduced stock based compensation expense.

Total operating expenses were $1,669,227 for the three months ended June 30, 2006, compared with $1,253,136 for the same period one year earlier. The significant element of the year-over-year growth in operating expenses was investor relations expense, which increased to $167,867 in the quarter ending June 30, 2006 compared to an expense recovery of $(46,366) during the quarter ending June 30, 2005. The credit during prior year quarter was a result of regular investor relations expenses of $53,305 being netted against a reversal of $(99,641). This reversal related directly to the cancellation of 200,000 stock options that were originally granted during the fiscal year ended March 31, 2005.

Consulting fees increased to $209,404 during the most recent three month period as compared to $142,131 for the same period one year earlier. Again, expansion of the Company’s operating activities and planning for the upcoming drilling program were the principal reasons for the increase.

Staff expense rose $148,462 as the Company’s employee count expanded to accommodate the increased activity level associated primarily with our Coos Bay project. Stock based compensation expense declined from $866,142 during the three months ended June 30, 3005 to $730,251 during the most recent three month period as a result of significantly fewer option grants occurring during the three months ended June 30, 2006 as compared with the same period in 2005.

Travel expenses associated with our financing efforts and our drilling activities led to expenses of $92,754 during the most current three month period, versus $59,166 during the same period last year. Lease rentals rose to $85,903 during the current quarter as compared to $60,013 during the three months ended March 31, 2005 as a result of annual lease payments coming due during the period.

We invested excess cash in term deposits during the three months ended June 30, 2006 resulting in interest revenue of $12,866. Similar investments during the three months ended June 30, 2005 yielded $12,219 in interest revenue.

We recorded $710,110 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital (see Note 9 to the consolidated financial statements). We also accrued $35,270 and $3,699, respectively, for dividends on the Series C Stock and the Series E Stock during the three months ended June 30, 2006. We issued 228,714 shares of common stock in payment of the aggregate $343,712 accrued dividend owed on the Series C Stock (see Note 9 to the consolidated financial statements).

Net Loss for the Period. We recorded a net loss of $(1,656,361) for the three months ended June 30, 2006, compared with a net loss of $(1,240,917) for the three months ended June 30, 2005.

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

Risks Relating to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated June 28, 2006, our independent auditors stated that our consolidated financial statements for the fiscal year ended March 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such funding methods will prove successful.

We have a history of losses that may continue, which may negatively impact our ability to achieve our business objectives.

We have accumulated a deficit of $11,285,789 from inception to June 30, 2006 and incurred net losses applicable to common shareholders of $2,405,440 for the three months ended June 30, 2006; and $5,295,572 for the fiscal year ended March 31, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

(14)	Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on September 30, 2005).

(21)	Subsidiaries

Methane Energy Corp., an Oregon company

Cascadia Energy Corp., a Washington company

(31)	Section 302 Certifications
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

TORRENT ENERGY CORPORATION

By:      /s/ John D. Carlson

John D. Carlson

President, Chief Executive Officer, and Director

(Principal Executive Officer)

By:	/s/Michael D. Fowler

Michael D. Fowler

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2006