Form 10-Q
period 2006-09-30
TORRENT ENERGY CORP
filed 2006-11-22
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-19949

TORRENT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One SW Columbia Street, Suite 640 Portland, Oregon 97258
(Address of principal executive offices)

503.224.0072
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [] No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [] No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

33,099,941 shares of common stock were issued and outstanding as of November 8, 2006.

Part I -- Financial Information

Item 1. Financial Statements.

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of September 30, 2006, and its results of operations for the three and six month periods ended September 30, 2006 and 2005 and its cash flows for the three and six month periods ended September 30, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Balance Sheets (Expressed in US dollars) (UNAUDITED)
	September 30, 2006	March 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$11,714,876	$2,658,719
Accounts receivable	54,912	46,745
Inventory	285,313	375,355
Prepaid expenses	547,647	398,620
Total current assets	12,602,748	3,479,439
Oil and gas properties, unproven (Note 6)	21,417,044	16,377,085
Other assets, net of depreciation of $14,195 and $2,533	177,414	70,759
Total assets	$34,197,206	$19,927,283
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,933,545	$1,931,985
Accounts payable – related parties (Note 5)	28,618	87,131
Series C preferred stock dividend payable	-	308,442
Series E preferred stock dividend payable	173,015	-
Current portion of long-term liabilities	37,500	-
Total current liabilities	2,172,678	2,327,558
Long-term liabilities (Note 14)	31,250	-
Total liabilities	2,203,928	2,327,558
Commitments and Contingencies (Notes 6 and 15)
STOCKHOLDERS’ EQUITY
Share capital
Convertible Series C preferred stock, $0.01 par value, 25,000 shares
authorized, 12,500 shares issued and nil shares outstanding (March 31, 2006 – 8,375 shares)	-	84
Convertible Series D preferred stock, $0.01 par value, 50,000 shares	-	-
authorized, no shares issued and nil outstanding (March 31, 2006 – nil)
Convertible Series E preferred stock, $0.01 par value, 25,000 shares
authorized, 17,500 shares issued and outstanding (March 31, 2006 – nil)	175	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
33,099,941 shares issued and outstanding (March 31, 2006 – 27,531,907)	33,100	27,532
Common stock issuable (Note 13)	227,500	-
Additional paid-in capital	45,041,449	26,452,458

Deficit accumulated during the exploration stage	(13,308,946)	(8,880,349)
Total stockholders’ equity	31,993,278	17,599,725
Total liabilities and stockholders’ equity	$34,197,206	$19,927,283
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to September 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Shares Issuable	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued for cash at $0.001 per share in October 2001	-	$ -	-	$ -	-	$ -	5,425,000	$ 5,425	$ -	-	$ -	$ -	$ 5,425
Stock issued for intangible asset acquisition at $0.001 per share in October 2001	-	-	-	-	-	-	200,000	200	-	-	-	-	200
Issued 1,440,000 common stock at $0.001 per share in October 2001	-	-	-	-	-	-	1,440,000	1,440	-	-	(1,440)	-	-
Stock issued at $0.50 per share in November 2001	-	-	-	-	-	-	675,000	675	336,825	-	(337,500)	-	-
Stock issued for cash at $0.50 per share in January 2002	-	-	-	-	-	-	390,000	390	194,610	-	-	-	195,000
Net (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	-	$ -	-	$ -	-	$ -	8,130,000	$ 8,130	$ 531,435	-	$(338,940)	$ (112,434)	$ 88,191
Stock issued for cash at $0.25 to $0.50 per share in April 2003	-	-	-	-	-	-	130,000	130	39,870	-	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	-	-	-	-	-	-	1,446,299	1,446	(1,446)	-	-	-	-
Acquisition of MarketEdgeDirect	-	-	-	-	-	-	-	-	-	-	337,500	-	337,500
Proceeds of share subscription	-	-	-	-	-	-	-	-	-	-	1,440	-	1,440
Return of stocks in connection with disposal of MarketEdgeDirect	-	-	-	-	-	-	(540,000)	(540)	(358,042)	-	-	-	(358,582)
Proceeds of 96,000 share subscription at $0.40 to $0.50 per share	-	-	-	-	-	-	-	-	-	-	40,500	-	40,500
241,020 shares allotted for services rendered at $0.10 to $0.40 per share	-	-	-	-	-	-	-	-	33,306	-	-	-	33,306
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-	-	(396,277)	(396,277)
Balance, March 31, 2003	-	$ -	-	$ -	-	$ -	9,166,299	$ 9,166	$ 245,123	-	$ 40,500	$ (508,711)	$ (213,922)
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to September 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Shares Issuable	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stocks issued for services rendered and recorded in fiscal year 2004	-	$ -	-	$ -	-	$ -	241,020	$ 241	$ (241)	-	$ -	$ -	$ -
Stocks issued at $0.40 to $0.50 per share in fiscal year 2003	-	-	-	-	-	-	96,000	96	40,404	-	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	-	-	-	-	-	-	510,000	510	50,490	-	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	-	-	-	-	-	-	1,200,000	1,200	118,800	-	-	-	120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	-	-	-	-	-	-	960,000	960	95,040	-	-	-	96,000
Issuance of stock options as compensation	-	-	-	-	-	-	-	-	195,740	-	-	-	195,740
Forgiveness of debt – related party	-	-	-	-	-	-	-	-	110,527	-	-	-	110,527
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	-	$ -	-	$ -	-	$ -	12,173,319	$ 12,173	$ 855,883	-	$ -	$ (883,317)	$ (15,261)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	-	-	-	-	-	640,000	640	63,360	-	-	-	64,000
Stocks and warrants issued under a private placement at $0.35 per share in May 2004	-	-	-	-	-	-	1,442,930	1,443	503,582	-	-	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004	-	-	-	-	-	-	300,000	300	161,700	-	-	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004 and January 2005 (Note 6)	-	-	-	-	-	-	1,200,000	1,200	454,800	-	-	-	456,000
Stocks and warrants issued under a private placement at $0.40 per share in July 2004	-	-	-	-	-	-	500,000	500	199,500	-	-	-	200,000
Stocks issued under a private placement at $1.00 per share in 2005, net of share issue costs of $100,000	-	-	-	-	-	-	2,500,000	2,500	2,397,500	-	-	-	2,400,000
Stocks issued for exercise of warrants at $0.50 and $0.55 per share (Note 8)	-	-	-	-	-	-	1,614,359	1,614	825,565	-	-	-	827,179
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION` (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to September 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Shares Issuable	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 9)	2,200	$ 22	-	$ -	-	$ -	-	$ -	$1,934,978	-	$ -	$ -	$ 1,935,000
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	-	-	-	-	614,358	615	(610)	-	-	-	-
Beneficial conversion feature on convertible Series B preferred stock (Note 9)	-	-	-	-	-	-	-	-	315,245	-	-	-	315,245
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	-	-	-	-	701,740	-	-	-	701,740
Net (loss) for the year	-	-	-	-	-	-	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$ 17	-	$ -	-	$ -	20,984,966	$20,985	$8,413,243	-	$ -	$ (3,584,777)	$ 4,849,468
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	(17)	-	-	-	-	1,795,254	1,795	(1,778)	-	-	-	-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	(105,081)	(105,081)
Common stock issued for cashless exercise of stock options	-	-	-	-	-	-	89,502	89	(89)	-	-	-	-
Cancellation of stock options as compensation	-	-	-	-	-	-	-	-	(99,641)	-	-	-	(99,641)
Common stock issued for exercise of warrants ranging from $0.50 to $0.55 per share	-	-	-	-	-	-	328,571	329	168,956	-	-	-	169,285
Common stock issued at $2 per share under a private placement in July 2005, net of issuance cost (Note 13)	-	-	-	-	-	-	1,650,000	1,650	3,273,350	-	-	-	3,275,000
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to September 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Shares Issuable	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Convertible Series C preferred stock issued under a private placement at $1,000 per Series C share in July 2005, net of issuance costs (Note 10)	-	$ -	12,500	$ 125	-	$ -	-	$ -	$ 11,551,875	-	$ -	$ -	$ 11,552,000
Beneficial conversion feature on convertible Series C preferred stock (Note 10)	-	-	-	-	-	-	-	-	845,763	-	-	-	845,763
Accretion of Series C beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	-	-	-	(845,763)	(845,763)
Series C stock dividend			-	-	-	-	-	-	-	-	-	(308,442)	(308,442)
Common stock issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	-	-	(4,125)	(41)	-	-	2,083,614	2,084	(2,043)	-	-	-	-
Common stock issued for acquisition of oil and gas properties at $0.38 per share in February 2006 (Note 6)	-	-	-	-	-	-	600,000	600	227,400	-	-	-	228,000
Stock based compensation for the period	-	-	-	-	-	-	-	-	2,075,422	-	-	-	2,075,422
Net (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	(4,036,286)	(4,036,286)
Balance, March 31, 2006	-	$ -	8,375	$ 84	-	$ -	27,531,907	$27,532	$ 26,452,458	-	$ -	$ (8,880,349)	$ 17,599,725
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to September 30, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Shares Issuable	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Beneficial conversion feature on convertible Series C preferred stock (Note 10)	-	-	-	-	-	-	-	-	710,110	-	-	-	710,110
Accretion of Series C beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	-	-	-	(710,110)	(710,110)
Series C stock dividend			-	-	-	-	-	-	-	-	-	(35,270)	(35,270)
Common stock issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	-	-	(8,375)	(84)	-	-	5,339,320	5,339	(5,255)	-	-	-	-
Common stock issued in lieu of cash dividend on Series C preferred stock at a price of $1.50 per share (Note 10)	-	-	-	-	-	-	228,714	229	343,483	-	-	-	343,712
Convertible Series E preferred stock issued under a private placement at $1,000 per Series E share in June 2006, net of issuance costs (Note 12)	-	-	-	-	9,000	90	-	-	8,314,910	-	-	-	8,315,000
Series E stock dividend	-	-	-	-	-	-	-	-	-	-	-	(3,699)	(3,699)
Stock based compensation for the period	-	-	-	-	-	-	-	-	730,251	-	-	-	730,251
Net (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	(1,656,361)	(1,656,361)
Balance, June 30, 2006	-	$ -	-	$ -	9,000	$ 90	33,099,941	$33,100	$ 36,545,957	$ -	$ -	$ (11,285,789)	$ 25,293,358
Convertible Series E preferred stock issued under a private placement at $1,000 per Series E share in August 2006, net of issuance costs (Note 12)	-	-	-	-	8,500	85	-	-	7,862,415	-	-	-	7,862,500
Series E stock dividend	-	-	-	-	-	-	-	-	-	-	-	(169,316)	(169,316)
Shares issuable (Note 13)	-	-	-	-	-	-	-	-	-	227,500	-	-	227,500
Stock based compensation for the period	-	-	-	-	-	-	-	-	633,077	-	-	-	633,077
Net (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	(1,853,841)	(1,853,841)
Balance, September 30, 2006	-	$ -	-	$ -	17,500	$ 175	33,099,941	$33,100	$ 45,041,449	$227,500	$ -	$ (13,308,946)	$ 31,993,278
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Operations (Expressed in US dollars) (UNAUDITED)
	Cumulative October 8,2001 (inception) to September 30, 2006	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Expenses
Consulting (Note 5)	$ 2,054,576	$ 549,787	$ 209,734	$ 759,191	$ 351,865
Staff expense	463,192	222,733	-	371,195	-
Stock based compensation (Note 7)	4,336,230	633,077	441,865	1,363,328	1,308,007
Investor relations	1,409,879	215,394	30,572	383,261	(15,764)
Directors fees	50,000	10,000	7,500	17,500	15,000
Depreciation	19,967	9,013	1,610	11,661	1,610
Insurance	209,155	29,257	63,177	46,107	72,592
Legal and accounting	878,493	129,767	72,408	226,389	135,953
Lease rental expense	189,495	15,321	-	101,224	60,013
Office and Miscellaneous	301,643	42,122	38,441	65,393	61,882
Rent	163,045	14,845	10,700	40,670	16,800
Shareholder relations	250,033	(329)	31,793	54,186	90,667
Telephone	78,958	16,718	10,652	24,073	13,797
Travel	565,684	82,321	58,758	175,075	117,924
Shrinkage on inventory	25,652	-	-	-	-
Purchase investigation costs	103,310	-	-	-	-
Interest expense	7,500	-	-	-	-
Interest expense on long term debt	16,569	-	-	-	-
Operating (loss)	(11,123,381)	(1,970,026)	(977,210)	(3,639,253)	(2,230,346)
Other income (expense)
Interest income	286,877	116,185	40,798	129,051	53,017
Gain on sale of equipment	261	-	-	-	-
Gain on settlement of debt	37,045	-	-	-	-
Write-off of goodwill	(70,314)	-	-	-	-
Loss from continued operations	(10,869,512)	(1,853,841)	(936,412)	(3,510,202)	(2,177,329)
Net income from discontinued operations	21,082	-	-	-	-
Net loss and comprehensive loss for the period	(10,848,430)	(1,853,841)	(936,412)	(3,510,202)	(2,177,329)
Series B preferred stock dividend	(72,672)	-	-	-	-
Series C preferred stock dividend	(343,712)	-	(63,219)	(35,270)	(63,219)
Series E preferred stock dividend	(173,015)	(169,316)	-	(173,015)	-
Dividend accretion of Series B preferred stock beneficial conversion feature (Note 9)	(315,244)	-	-	-	(105,081)
Dividend accretion of Series C preferred stock beneficial conversion feature (Note 10)	(1,555,873)	-	(172,638)	(710,110)	(172,638)
Net loss for the period applicable to common stockholders	$ (13,308,946)	$ (2,023,157)	$ (1,172,269)	$ (4,428,597)	$ (2,518,267)
Basic and diluted (loss) per share		$ (0.06)	$ (0.05)	$ (0.14)	$ (0.11)
Weighted average number of common shares outstanding		33,099,941	24,407,532	32,139,779	23,247,624

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars) (UNAUDITED)
	Cumulative October 8, 2001 (inception) to September 30, 2006	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Cash flows provided by (used in) operating activities
Net (loss) for the period	$ (10,848,430)	$ (3,510,202)	$ (2,177,329)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	19,967	11,661	1,610
- stock based compensation	4,336,230	1,363,328	1,308,007
- foreign exchange	1,398	-	-
- write-off of goodwill	70,314	-	-
- gain on forgiven debt	37,045	-	-
-gain on sale of equipment	(261)	-	-
- net income from the discontinued operations	(21,082)	-	-
- common shares issued for service rendered	195,306	227,500	-
- reversal of option expense charged for services	(99,641)	-	(99,641)
Changes in non-cash working capital items:
Accounts receivable	(54,912)	(8,167)	(76,724)
Inventory	(285,313)	90,042	-
Prepaid expenses	(547,647)	(193,280)	(886,796)
Accounts payable and accrued liabilities	753,327	(1,287,631)	2,292,269
Net cash used in operating activities	(6,216,199)	(3,306,749)	361,396
Cash flows used in investing activities
Oil and gas properties	(19,458,113)	(3,765,028)	(5,873,378)
Loan	(62,684)	-	-
Acquisition of fixed assets	(204,535)	(118,316)	(15,234)
Proceeds from sale of equipment	7,415	-	-
Net cash used in investing activities	(19,717,917)	(3,883,344)	(5,888,612)
Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	7,988,414	-	3,389,286
Net proceeds from issuance of Series B preferred stock	1,935,000	-	-
Net proceeds from issuance of Series C preferred stock	11,552,000	-	8,776,990
Net proceeds from issuance of Series E preferred stock	16,177,500	16,177,500	-
Payment of Series B preferred stock dividend	(72,672)	-	(72,672)
Proceeds from lessor advance	75,000	75,000	-
Repayment of lessor advance	(6,250)	(6,250)	-
Proceeds from shareholder loan	80,000	-	-
Repayment of shareholder loan	(80,000)	-	-
Net cash provided by financing activities	37,648,992	16,246,250	12,093,604
Increase in cash and cash equivalents	11,714,876	9,056,157	6,566,388
Cash and cash equivalents, beginning of period	-	2,658,719	2,600,986
Cash and cash equivalents, end of period	$ 11,714,876	$ 11,714,876	$ 9,167,374

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars) (UNAUDITED)
	Cumulative October 8, 2001 (inception) to September 30, 2006	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
Supplemental cash flow information:
Interest expenses paid	$ 13,013	$ -	$ 7,500
Non-cash transactions:
Common stock issued pursuant to conversion of promissory note	$ 55,000	$ -	$ -
Common stock issued for investor relations services	$ 162,000	$ -	$ -
Reversal of option expense charged for services	$ (99,641)	$ -	$ (99,641)
Forgiveness of accrued consulting fees payable to directors and officers	$ 110,527	$ -	$ -
Common stock issued for oil and gas properties	$ 684,000	$ -	$ 456,000

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

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

	September 30, 2006	March 31, 2006
Deficit accumulated during the exploration stage	$(13,308,946)	$(8,880,349)
Working capital surplus	$10,430,070	$1,151,881

The Company has not generated any revenue to date.

The Company’s independent auditors have stated that our consolidated financial statements for the fiscal years ended March 31, 2006 and 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. Our ability to continue as a going concern is also subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our ongoing exploration activities require the expenditure of approximately $21 million for the fiscal year ending March 31, 2007, which funding must be raised from outside sources. On June 28, 2006, the Company entered into an investment agreement

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

1.	Incorporation and Continuance of Operations (continued)

with a private investment group that has previously provided funding to the Company as more fully described in Note 12.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

The balance sheet at September 30, 2006 has been derived from the audited financial statements as of March 31, 2006 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financials statements and footnotes thereto included in the Registrant Company and Subsidiaries’ annual report on Form 10-KSB for the year ended March 31, 2006.

3.	Adoption of New Accounting Policy

Effective April 1, 2006, the Company adopted SFAS No. 123R “Share-based Payments” (“SFAS No. 123R”) using the modified prospective method. The Company has three stock-based compensation plans, which are more fully described in Note 7. Prior to April 1, 2006, the Company accounted for those plans under the recognition and measurement provision of SFAS No. 123 "Accounting for Stock-based Compensation” (as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure”) using a fair value based method to recognize stock-based compensation expense. Accordingly, the adoption of SFAS No. 123R did not have a material effect on the Company’s income from operations, cash flows or basic and diluted loss per share, as compared to results that would have resulted from a continuation of the accounting the Company used under SFAS No. 123.

4.	Impact of Recently Issued Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for recognizing and measuring uncertain tax

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

4.	Impact of Recently Issued Accounting Pronouncements (continued)

positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 addresses differences in the definition of fair value and guidance in applying the definition of fair value to the many accounting pronouncements that require fair value measurements. SFAS 157 emphasizes that (1) fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing the asset or liability for sale or transfer and (2) fair value is not entity-specific but based on assumptions that market participants would use in pricing the asset or liability. Finally, SFAS 157 establishes a hierarchy of fair value assumptions that distinguishes between independent market participant assumptions and the reporting entity’s own assumptions about market participant assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that FAS 157 will have a material impact on our consolidated results of operations, financial position or liquidity.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 (“SAB 108”), “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements and concludes that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. The provisions of SAB 108 are effective for the Company beginning April 1, 2007. We do not expect that the implementation of SAB 108 will have a material impact on our consolidated results of operations, financial position or liquidity.

5.	Related Party Transactions
a)

During the six months ended September 30, 2006, the Company paid or accrued $201,182 (2005 - $215,753) in salaries and consulting fees to officers and directors of the Company. In addition, the Company paid or accrued salaries and consulting fees to officers and directors of the Company $19,750 (2005 - $61,600) relating to the Company’s oil and gas leases, and $25,833 (2005 - $122,000) for geological and geophysical consulting fees, all of which are included in the costs of the oil and gas properties.

As of September 30, 2006, there was $28,618 (2005 - $68,462) representing unpaid consulting fees and reimbursable expenses owing to directors and officers.

b)	Also see Note 6.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

6.	Oil and Gas Properties, Unproven

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

Related to its exploration program, Methane Energy Corp. has escrowed $278,114 through an attorney to provide assurance of payment to the company from which it obtained the drilling rig being used to conduct its drilling operations on the Coos Bay project. The deposit is interest-bearing and is fully refundable upon payment of all obligations owed to the owner of the drilling rig or, alternatively, may be applied to satisfy all or a portion of sums owed at that time. The deposit is included in prepaid expenses. As of September 30, 2006, amounts owing and attributable to this arrangement totaled $290,420 and are included in accounts payable and accrued liabilities.

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

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

6.	Oil and Gas Properties, Unproven (continued)

execute a lease agreement on the acreage at a rate of $1.00 per acre per year. As of September 30, 2006, the Company has no work program commitments but has expended an amount sufficient to extend the term of its option.

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

Coincident with the Weyerhauser transaction, Cascadia Energy Corp. has also entered into a joint venture agreement (“Joint Venture”) dated August 12, 2005 with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia Energy Corp. will serve as operator of the Joint Venture with a 60% interest in the Joint Venture; while St. Helens will actively assist in evaluating the area, developing exploratory leads and prospects, and providing 40 % of the funding to pursue exploration and development of the prospect. Cascadia Energy Corp. records its investment and related expenses associated with the Cedar Creek project net of St. Helens contribution. During the period commencing with the inception of the Cedar Creek project and ending September 30, 2006, the Joint Venture had expended a total of $782,907 on the Cedar Creek prospect of which St. Helens’s unpaid share as of September 30, 2006 equaled $54,912 and is included in accounts receivable.

The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Property acquisition	Seismic and land	Drilling and gathering	Geological and geophysical	Total
Coos Bay
Six months ended September 30, 2006	$ -	$ 176,734	$ 4,523,299	$ 273,449	$ 4,973,482
Inception through March 31, 2006	984,000	1,024,243	13,090,703	990,401	16,089,347
Total	$ 984,000	$ 1,200,977	$ 17,614,002	$ 1,263,850	$ 21,062,829
Cedar Creek
Six months ended September 30, 2006	$ -	$ 47,750	$ -	$ 18,727	$ 66,477
Inception through March 31, 2006	-	224,588	-	63,150	287,738
Total	$ -	$ 272,338	$ -	$ 81,877	$ 354,215
Total Oil and Gas Properties	$ 984,000	$ 1,473,315	$ 17,614,002	$ 1,345,727	$ 21,417,044

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

6.	Oil and Gas Properties, Unproven (continued)

As of September 30, 2006, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

7.	Stock Options

On February 10, 2004, the Company’s Board of Directors adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”). The aggregate number of shares of common stock that may be granted by the Company under the Plan will not exceed a maximum of 1,800,000 shares during the period of the 2004 Plan. The 2004 Plan shall terminate upon the earlier of February 10, 2014 or the issuance of all shares authorized under the 2004 Plan. The option exercise prices per share are determined by the Board of Directors when the stock option is granted. As of September 30, 2006, there are no shares available to be granted under the 2004 Plan and 200,000 options remain outstanding and exercisable.

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

During the six months ended September 30, 2006, the Company granted 725,000 options to officers, directors and employees under the 2006 Plan. Each option entitles the holder to acquire one common share at an exercise price of $2.18 per share. These options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant.

As of September 30, 2006, there are 3,425,000 stock options outstanding. Of this total, 200,000 options were granted pursuant to the 2004 Plan, 2,500,000 stock options were granted pursuant to the 2005 Plan, and 725,000 were granted pursuant to the 2006 Plan. An additional 200,000 options were originally granted outside of any stock option plan but were subsequently included in the August 31, 2005 S-8 filing and incorporated into the 2005 Plan.

During the three months ended September 30, 2006, the Company recorded $633,077 (2005 - $441,865) of stock based compensation.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

7.	Stock Options (continued)

A summary of stock option information for the period ended September 30, 2006 is as follows:

		Shares		Weighted Average Exercise Price
Options outstanding at March 31, 2006		2,700,000		$1.40
Granted		725,000		$2.78
Exercised		-		$-
Options outstanding at September 30, 2006		3,425,000		$1.69

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	200,000	2.84	$0.50	200,000	$0.50
$0.83	200,000	3.03	$0.83	200,000	$0.83
$1.25	1,500,000	3.52	$1.25	1,125,000	$1.25
$2.00	490,000	3.79	$2.00	295,000	$2.00
$2.11	310,000	4.30	$2.11	155,000	$2.11
$2.18	175,000	4.86	$2.18	43,750	$2.18
$2.97	550,000	4.61	$2.97	137,500	$2.97
	3,425,000	3.82	$1.69	2,156,250	$1.43

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

7.	Stock Options (continued)

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.87%-5.02% (2005 – 3.55% - 3.99%), dividend yield 0% (2005 - 0%), volatility of 112%-115% (2005 – 132% - 137%), forfeitures of nil (2005 – nil) and expected lives of 4 years (2005 -- 4 years).

A summary of weighted average fair value of stock options granted during the six months ended September 30, 2006 and the year ended March 31, 2006 is as follows:

	Weighted Average Exercise Price	Weighted Average Market Price
Six months ended September 30, 2006
Exercise price is equal to market price at grant date:	$2.78	$2.78
Fiscal year ended March 31, 2006
Exercise price is greater than market price at grant date:	$1.53	$1.41

As of September 30, 2006, there was $908,155 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 Plan, the 2005 Plan and the 2006 Plan. That cost is expected to be recognized over a period of 17 months. A summary of the status of the Company’s non-vested shares as of September 30, 2006, and changes during the six months ended September 30, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at March 31, 2006	1,300,000	$1.59
Granted	550,000	$2.97
Vested	(635,000)	$1.77
Forfeited	-	-
Non-vested at June 30, 2006	1,215,000	$2.12
Granted	175,000	$2.18
Vested	(121,250)	$2.14
Forfeited	-	-
Non-vested at September 30, 2006	1,268,750	$2.13

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

8.	Warrants

In May 2004, the Company issued warrants attached to a private placement to purchase 1,442,930 shares of common stock at $0.50 per share exercisable until May 19, 2006.

In July 2004, the Company issued warrants attached to a private placement to purchase 500,000 shares of common stock at $0.55 per share exercisable until July 7, 2006.

A summary of the warrants outstanding as of September 30, 2006 is as follows:

Issue Date	Exercise Price	Issued	Exercised	September 30, 2006 Ending Balance
May 20, 2004	$0.50	1,442,930	1,442,930	-
July 8, 2004	$0.55	500,000	500,000	-
Total		1,942,930	1,942,930	-
9.	Series B Convertible Preferred Stock (“Series B Stock”)

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

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

9.	Series B Convertible Preferred Stock (“Series B Stock”) (continued)

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

(ii) $550,000 on the fifth business day following the filing date of the Registration Statement; and

(iii) $550,000 on the fifth business day following the effective date of the Registration Statement

Net proceeds received totaled $1,935,000 after payment of $220,000 in finders’ fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, of $315,244 which was accreted over nine months commencing October 1, 2004 (the minimum period that the preferred stockholder can convert all of their Series B Stock). The Company recorded accretion of $210,163 as a dividend for the year ended March 31, 2005. As of March 31, 2005, the Company had accrued preferred stock dividends on the Series B Stock of $72,672, payment of which occurred during the three months ended September 30, 2005.

During the fiscal years ending March 31, 2005 and 2006, the Company issued the following common shares pursuant to conversion of shares the Series B Stock:

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

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

10.	Series C Convertible Preferred Stock (“Series C Stock”)

On July 19, 2005, the Company closed a private placement of its Series C Stock at $1,000 per share for 12,500 shares (the “Private Placement”). The Series C Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series C Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series C Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series C Stock plus all declared and unpaid dividends thereon, for each share of Series C Stock held by them.

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

Each share of Series C Stock was automatically convertible into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

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

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

10.	Series C Convertible Preferred Stock (“Series C Stock”) (continued)

a result of conversion of all remaining Series C Stock to common shares during the three months ended June 30, 2006, accretion of $710,110 was recorded.

During the three months ended June 30, 2006, the Company issued 5,339,320 common shares pursuant to exercise of 8,375 shares of Series C Stock. No Series C Stock remained outstanding as of September 30, 2006.

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

11.	Series D Convertible Preferred Stock (“Series D Stock”)

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

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

11.	Series D Convertible Preferred Stock (“Series D Stock”) (continued)

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

No shares of Series D Stock have been issued.

12.	Series E Convertible Preferred Stock (“Series E Stock”)

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

Beginning on the earlier of the first trading day following December 1, 2006 or the date the Securities and Exchange Commission declares a registration statement registering the prospective sale of the underlying common shares, the Company has a mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008. If the Company’s common shares are trading at an average price less than $1.67 per share on a mandatory redemption date, the Company will pay cash at the original investment amount per share plus a 20% redemption premium. The holder of the Series E Stock may only convert

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

12.	Series E Convertible Preferred Stock (“Series E Stock”) (continued)

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

As a condition of the private placement regarding the Series E Stock, the Company agreed to file a registration statement registering up to 15,000,000 shares of common stock (the “Registration Statement”) within 45 days of closing and to have the Registration Statement declared effective within 165 days of closing.

The gross proceeds of this private placement will be received as follows:

(i) $9,000,000 was received on closing;

(ii) $8,500,000 will be paid on the filing date of the Registration Statement; and

(iii) $7,500,000 will be paid within three days following effective date of the Registration Statement

Net proceeds received from the initial closing on June 28, 2006 totaled $8,315,000 after payment of finder’s and structuring fees of $685,000. Additional proceeds of $7,862,500, net of finder’s and structuring fees of $637,500, was received during the three months ended September 30, 2006 coincident with the filing of the Registration Statement.

During the six months ended September 30, 2006, the Company accrued $173,015 for dividends on the Series E Stock.

13.	Common Stock

On July 19, 2005, the Company received gross proceeds of $3,300,000 pursuant to a private placement of 1,650,000 shares of common stock at $2.00 per share. Finders’ fees paid on this transaction totalled $25,000.

On July 21, 2006, the Company entered into an agreement with GeoMechanics International, Inc. (“GMI”) pursuant to which GMI shall provide certain technical services to the Coos Bay project during the 2006/2007 drilling season in return for 125,000 shares of the common stock of the Company. These technical services include geomechanical evaluation, modelling and advisory services. The Company has reflected the common share issuance obligation as Common Stock Issuable and included the related services as prepaid expense, subject to amortization as the services are provided. During the three months ended September 30, 2006, a total of $44,253 in related services was expensed and removed from the prepaid expense account.

14.	Long-term Liabilities

On August 17, 2006, the Company entered into an agreement with the lessor of its offices in Coquille, Oregon wherein the lessor completed certain leasehold improvements for the Company at an agreed cost of $75,000. The lessor advanced the costs of the improvements with the understanding that they would be recovered from the Company, free of any interest charges, over the two-year term of the lease beginning August, 2006.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

15.	Commitments

On October 1, 2004, the Company entered into a consulting agreement for public and investor relations with a third party. The agreement was extended for an additional year effective December 1, 2005. The Company is committed to pay $7,500 per month for the service for the term of one year. Either party may terminate the agreement with thirty days written notice.

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

16.	Subsequent Events

Subsequent to September 30, 2006, the Company’s board of directors appointed two new directors and granted each of them 250,000 options at an exercise price of $1.43 per share. Coincident with these appointments, the Company’s chairman resigned and was replaced by an existing member of the board. The former chairman is continuing to serve on an advisory board for the Company.

On October 10, 2006, the Company acquired an additional 25,664 leased acres in southwestern Washington, contiguous to its existing controlled acreage. The additional leased acreage, having an initial lease term of four years, brings the Company’s total holdings in the Cedar Creek area of Washington to approximately 155,000 acres under terms that include approximately $500,000 in exploration expenditure commitments prior to November 2007.

17.	Comparative figures

Certain of the comparative figures for the fiscal year 2006 have been reclassified to conform with the disclosure presentation of fiscal year 2007.

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

Overview

We are an exploration stage company primarily engaged in the exploration of coalbed methane in the Coos Bay region of Oregon and in the Chehalis Basin region of Washington State. Through our wholly-owned subsidiary, Methane Energy Corp., we hold leases to approximately 127,100 acres of prospective coalbed methane lands in the Coos Bay region. Through our wholly-owned subsidiary, Cascadia Energy Corp., we are evaluating 114,964 acres in Washington State to commence an exploratory program for possible hydrocarbon deposits. We changed our name from Scarab Systems, Inc. to Torrent Energy Corporation on July 13, 2004 to reflect the change in our business operations towards coalbed methane exploration. The change in our business operations occurred as a result of our entering into a lease purchase and sale agreement, through Methane on April 30, 2004. We were previously a web design and internet application developer.

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

Land Acquisition

We currently lease approximately 127,100 acres in the Coos Bay Basin of Oregon and 14,974 acres in the Chehalis

CW932495.1

CW932495.1

Basin of Washington with up to an additional 115,280 acres in the Chehalis Basin subject to a lease option agreements. Our objective is to achieve a land lease position of approximately 120,000 acres in the Coos Bay Basin and approximately 180,000 acres in the Chehalis Basin by the end of fiscal 2007, although there is no assurance that we can reach these goals.

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

We also plan to accelerate our exploratory activities in the Chehalis Basin area with four stratagraphic wells to be drilled in the latter half of 2006 and early 2007. Retrieval, analysis and testing of core samples obtained from these wells will provide a basis for structuring a plan for a potential resource development program.

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

Liquidity and Capital Resources

Our cash on hand was $11,714,876 as of September 30, 2006 compared to $2,658,719 at March 31, 2006. Our working capital surplus was $10,430,070 as of September 30, 2006 as compared to $1,151,881 at March 31, 2006.

During the six months ended September 30, 2006, we received net proceeds of $16,177,500 from the issuance of our Series E preferred stock. This compares to net proceeds of $3,444,285 from the issuance of shares of common stock and net proceeds of $11,552,000 from the issuance of our preferred stock during the fiscal year ended March 31, 2006.

During the six months ended September 30, 2006, we expended cash of $3,765,028 on our Coos Bay and Chehalis Basin projects compared to $5,873,378 during the comparable period in the prior year. Expenditures on the Coos Bay project for the six months ending September 30, 2006 were $3,698,551 and included $156,439 in seismic and lease costs, $3,329,886 in drilling costs and $212,226 for geological and geophysical consulting fees.

During the six months ended September 30, 2006, cash expenditures for our Chehalis Basin project totaled $66,477 and were comprised of $47,750 seismic and lease costs and $18,727 in geological and geophysical consulting fees. The Chehalis Basin expenditures are net of the 40% participation by our joint venture partner.

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

During the fiscal year ended March 31, 2005, 500 Series B convertible preferred shares were converted into 614,358 shares of our common stock at an average price of $0.83 per share of common stock. In the fiscal year ended March 31, 2006, all of the remaining 1,700 Series B convertible preferred shares were converted into 1,795,254 shares of our common stock at an average price of $1.06 per share of common stock. Please refer to Note 9 to our consolidated financial statements.

Series C Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series C preferred stock, par value $0.01. On July 19, 2005, we closed a private placement of Series C Convertible Preferred Stock (“Series C Stock”) at $1,000 per share for 12,500 shares. Our Series C Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $3.00 or 85% of the lowest volume weighted average trading price per share of our common stock for 5 trading days. As a condition of the private placement, we agreed to file a registration statement registering up to 12,500,000 shares of common stock in order to receive all of the proceeds of the private placement. Please refer to Note 10 to our consolidated financial statements.

During the second fiscal quarter ended September 30, 2005, we completed a $12,500,000 Series C Stock offering. Under the terms of this financing, we received gross proceeds of $6,000,000 on closing and an additional $3,500,000 upon filing a registration statement on Form SB-2 registering the converted shares of common stock for resale. An additional $3,000,000 in gross proceeds was received upon effectiveness of the registration statement. The registration statement was accepted by the Securities Exchange Commission on January 12, 2006; and on January 13, 2006 our company received $2,775,000 in proceeds from payment of the final tranche, net of a 7.5% finders’ fee. These proceeds are being used to fund our Coos Bay program and for general working capital. For more details please review our Form 8-K filing of July 20, 2005 and refer to Note 10 to our consolidated financial statements.

The Series C Stock was converted to 7,422,934 shares of our common stock, 2,083,614 of which were issued in fiscal 2006 and 5,339,320 of which were issued during the three months ended June 30, 2006. The Series C Stock has now been converted in full.

Series D Convertible Preferred Shares

We are authorized to issue up to 50,000 shares of Series D preferred stock, par value $0.01. Our Series D Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $3.50 or 90% of the lowest volume weighted average trading price per share of our common stock for 10 trading days. Please refer to Note 11 to our consolidated financial statements.

No shares of our Series D preferred stock have been issued

Series E Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series E preferred stock, par value $0.01. On June 28, 2006, we entered into an investment agreement under which it will sell 25,000 shares of its Series E Stock at $1,000 per share. The Series E Stock are non-voting, carry a cumulative dividend rate of 5% per year, when and if declared by the Board of Directors of the Company, and are convertible into common stock at any time by dividing the dollar amount being converted (including accrued but unpaid dividends) by $2.50 per share if the Company’s common shares are trading at an average price of $2.50 per share or higher for the five trading days preceding a conversion date. If the Company’s common shares are trading at an average price greater than $1.67 but less than $2.50 per share the Company, may, at its exclusive option, force conversion at a price of $1.67 per share or may redeem the Series E Stock for cash at the original investment amount plus a 20% redemption premium.

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

During the first fiscal quarter ended June 30, 2006, we closed the initial tranche of the Series E Stock sale. Under the terms of this financing, we received gross proceeds of $9,000,000 on closing; and we received an additional $8,500,000 in August 2006 coincident with the filing a registration statement registering shares of common stock from prospective Series E Stock conversions. An additional $7,500,000 in gross proceeds will be received upon effectiveness of the registration statement. The proceeds from the Series E Stock sale are being used to fund development of the Company’s Oregon project, exploration of the Company’s Washington project and for general working capital purposes. For more details please review our Form 8-K filing of June 30, 2006 and refer to Note 12 to our consolidated financial statements.

Warrants

We issued no warrants during the fiscal year ended March 31, 2006 or during the six months ended September 30, 2006. During the fiscal year ended March 31, 2005, we issued warrants attached to a private placement to purchase 1,442,930 shares of our common stock at a price of $0.50 per share exercisable until May 19, 2006. We also issued warrants attached to a private placement to purchase 500,000 shares of our common stock at a price of $0.55 per share exercisable until July 7, 2006. A total of 1,614,359 warrants were exercised in fiscal 2005. During the year ended March 31, 2006, 328,571 shares of common stock were issued pursuant to the exercise of share purchase warrants for proceeds of $169,285. As of September 30, 2006, all previously issued warrants had been exercised. Please refer to Note 8 to our consolidated financial statements.

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

$3,300,000 Private Placement

In July 2005, we closed a private placement with three institutional investors resulting in gross proceeds of $3,300,000 by issuing 1,650,000 shares of common stock at a price of $2.00 per share. These placement proceeds were used to fund our pilot well program in Coos Bay, Oregon. For more details please review our Form 8-K filing and refer to Note 13 to our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared on a going concern basis. We have accumulated a deficit of $13,308,946 from inception to September 30, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at September 30, 2006 we had working capital of $10,430,070, largely as a result of completing a private placement during the six months ended September 30, 2006 that raised net proceeds of $16,177,500. Management plans to continue to provide for our capital needs by issuing equity securities. These consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Stock-based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123R “Share-based Payments” (“SFAS No. 123R”) using the modified prospective method. The Company has three stock-based compensation plans, which are more fully described in Note 7. Prior to April 1, 2006, the Company accounted for those plans under the recognition and measurement provision of SFAS No. 123 "Accounting for Stock-based Compensation” (as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure”) using a fair value based method to recognize stock-based compensation expense. Accordingly, the adoption of SFAS No. 123R did not have a material effect on the Company’s income from operations, cash flows or basic and diluted loss per share, as compared to results that would have resulted from a continuation of the accounting the Company used under SFAS No. 123.

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

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation. As of September 30, 2006, we did not have any asset retirement obligations.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of September 30, 2006, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future costs of exploration of unproved properties are determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of September 30, 2006, all of our oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of September 30, 2006, none of our unproved oil and gas properties was considered impaired.

Results of Operations

The results of operations include the results of Torrent and its wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the three and six month periods ended September 30, 2006 and September 30, 2005, respectively. During both the three and six month periods ended September 30, 2006, Torrent performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., held the interests in the leases and operated the Coos Bay project and Cedar Creek project, respectively.

For the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Operating Expenses. Operating expenses increased significantly during the most current three-month period as compared to the same period last year. The most significant operating expense increases during the period included consulting, staff expense, investor relations, stock based compensation, and legal and accounting.

Total operating expenses were $1,970,026 for the three months ended September 30, 2006, compared with $977,210 for the same period one year earlier. Consulting expense increased by $340,053 from $209,734 to $549,787 primarily as a result of investment banking advisory fees paid during the three months ending September 30, 2006. Staff expenses increased by $222,733 as the Company developed an internal staff to plan and execute its current drilling programs in Coos Bay and Cedar Creek.

Investor relations expense increased to $215,394 in the current three-month period ending September 30, 2006 compared to $30,572 during the same period last year. The increase reflects the temporary engagement of an investor relations firm to assist the Company in expanding prospective investor awareness of its activities.

Stock based compensation expense increased from $441,865 during the three months ended September 30, 3005 to $633,077 during the most recent period as a result of new option grants occurring during the three months ended September 30, 2006.

Legal and accounting expenses rose by $57,359, from $72,408 during the three months ended September 30, 2005 to $129,767 during the most recent three months ended September 30, 2006. The increase is associated with the legal and accounting support for an increased number of regulatory filings related to our financing activities.

Travel expenses associated with our financing activities and expansion of our drilling activities led to expenses of $82,321 during the most current three month period, versus $58,758 during the same period last year.

We invested excess cash in term deposits during the three months ended September 30, 2006 resulting in interest revenue of $116,185. Similar investments during the three months ended September 30, 2005 yielded $40,798 in interest revenue.

During the three months ended September 30, 2005, we recorded $172,638 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital (see Note 10 to the financial statements). With conversion of the Series C Stock to common stock during the quarter ended June 30, 2006, no similar charge was recorded during the three months ended September 30, 2006. (See Note 10 to the consolidated financial statements.)

We accrued $169,316 for dividends to be paid on the Series E Stock during the three months ended September 30, 2006. In the comparable period one year earlier, we accrued $63,219 for dividends on the Series C Stock. (See Notes 10 and 11 to the consolidated financial statements.)

Net Loss for the Period. We recorded a net loss of $2,023,158 for the three months ended September 30, 2006, compared with a net loss of $1,172,269 for the three months ended September 30, 2005.

For the Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005

Operating Expenses. Operating expenses rose during the most current six-month period as compared to the same period last year as a result of increased activities supporting our drilling, completion and testing operations. Significant operating expense increases during the period were attributable to growth in consulting, employee costs, and investor relations expenses with an offset from reduced stock based compensation expense.

Total operating expenses were $3,639,254 for the six months ended September 30, 2006, compared with $2,230,346 for the same period one year earlier. The significant elements of the year-over-year growth in operating expenses included consulting and staff expenses, which increased to facilitate financing activities during the first six months and expansion of the Company’s operating activities. Consulting expense increased by $407,326 from $351,865 to $759,191 primarily as a result of investment banking advisory fees paid during the six months ending September 30, 2006. Staff expenses increased by $371,195 as the Company developed an internal staff to plan and execute its current drilling programs in Coos Bay and Cedar Creek.

Stock based compensation expense increased from $1,308,007 during the six months ended September 30, 3005 to $1,363,328 during the most recent period as a result of fewer option grants occurring during the six months ended September 30, 2006 as compared with the same period in 2005.

Investor relations expense increased to $383,261 in the current six months ending September 30, 2006 compared to an expense recovery of $15,764 during the same period last year. The credit during prior year period was a result of regular investor relations expenses of $115,405 being netted against a reversal of $99,641. This reversal related directly to the cancellation of 200,000 stock options that were originally granted during the fiscal year ended March 31, 2005.

Legal and accounting expenses rose by $90,436, from $135,953 during the six months ended September 30, 2005 to $226,389 during the most recent six months ended September 30, 2006. The increase is associated with the legal and accounting support for an increased number of regulatory filings related to our financing activities.

Travel expenses associated with our financing efforts and our drilling activities led to expenses of $175,076 during the most current six-month period, versus $117,924 during the same period last year. Lease rentals rose to $101,224 during the six months ended September 30, 2006 as compared to $60,013 during the same period last year as a result of annual lease payments on our increased acreage holdings coming due during the period.

We invested excess cash in term deposits during the six months ended September 30, 2006 resulting in interest revenue of $129,051. Similar investments during the six months ended September 30, 2005 yielded $53,017 in interest revenue.

We recorded $710,110 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital as compared to $172,638 during the same period last year (see Note 10 to the consolidated financial statements). We also accrued $35,271 and $173,015, respectively, for dividends on the Series C Stock and the Series E Stock during the six months ended September 30, 2006. We issued 228,714 shares of common stock in payment of the aggregate $343,712 accrued dividend owed on the Series C Stock (see Note 10 to the consolidated financial statements).

Net Loss for the Period. We recorded a net loss of $4,428,597 for the six months ended September 30, 2006, compared with a net loss of $2,518,267 for the six months ended September 30, 2005.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

Interest Rate and Credit Rating Risk

As of September 30, 2006, we had approximately $11,714,876 in cash, cash equivalents and short term investments, of which approximately $1,261,268 was held in our operating accounts and $10,453,608 was invested in time deposits with 30-day maturities. Based on sensitivity analyses performed on the financial instruments held as of September 30, 2006, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Price Risk

As of September 30, 2006, we have no coalbed methane gas production. At such time as we do record commercial production volumes of coalbed methane gas, we will be subject to commodity price risk related to the sale of such production. Prospectively, commodity prices received for our production will be based on spot prices applicable to natural gas, which are volatile, unpredictable, and beyond our control. Accordingly until such time as we establish measurable production volumes, our vulnerability to fluctuations in the price of natural gas is negligible.

Exchange Rate Sensitivity

As of September 30, 2006, our suppliers bill us for drilling and other operating costs almost exclusively in U.S. dollars. Accordingly, a 10% change in the U.S./Canadian exchange rate is not expected to have a material effect on our near term financial condition or results.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A Risk Factors

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

We have accumulated a deficit of $13,308,946 from inception to September 30, 2006 and incurred net losses applicable to common shareholders of $4,428,597 for the six months ended September 30, 2006; and $5,295,572 for the fiscal year ended March 31, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Exhibits required by Item 601 of Regulation S-K

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

Date: November 22, 2006