Form 10-Q
period 2006-12-31
TORRENT ENERGY CORP
filed 2007-02-14
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

33,424,941 shares of common stock were issued and outstanding as of February 9, 2006.

Part I -- Financial Information

Item 1. Financial Statements.

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of December 31, 2006, and its results of operations for the three and nine month periods ended December 31, 2006 and 2005 and its cash flows for the nine month periods ended December 31, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-KSB.

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Balance Sheets (Expressed in US dollars) (UNAUDITED)
	December 31, 2006	March 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$5,249,043	$2,658,719
Other receivables	230,467	46,745
Inventory	1,110,698	375,355
Prepaid expenses	517,442	398,620
Total current assets	7,107,650	3,479,439
Oil and gas properties, unproven (Note 6)	27,512,000	16,377,085
Other assets, net of depreciation of $28,389 and $2,533	209,081	70,759
Total assets	$34,828,731	$19,927,283
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,398,046	$1,931,985
Accounts payable – related parties (Note 5)	12,428	87,131
Series C preferred stock dividend payable	-	308,442
Series E preferred stock dividend payable	393,562	-
Current portion of long-term liabilities	37,500	-
Total current liabilities	3,841,536	2,327,558
Long-term liabilities (Note 14)	21,875	-
Total liabilities	3,863,411	2,327,558
Commitments and Contingencies (Notes 6 and 15)
STOCKHOLDERS’ EQUITY
Share capital
Convertible Series C preferred stock, $0.01 par value, 25,000 shares
authorized, 12,500 shares issued and nil shares outstanding (March 31, 2006 – 8,375 shares)	-	84
Convertible Series D preferred stock, $0.01 par value, 50,000 shares	-	-
authorized, no shares issued and nil outstanding (March 31, 2006 – nil)
Convertible Series E preferred stock, $0.01 par value, 25,000 shares
authorized, 17,500 shares issued and outstanding (March 31, 2006 – nil)	175	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
33,224,941 shares issued and outstanding (March 31, 2006 – 27,531,907)	33,225	27,532
Additional paid-in capital	45,958,833	26,452,458

Deficit accumulated during the exploration stage	(15,026,913)	(8,880,349)
Total stockholders’ equity	30,965,320	17,599,725
Total liabilities and stockholders’ equity	$34,828,731	$19,927,283
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2006 (Expressed in US dollars) (UNAUDITED)
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
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2006 (Expressed in US dollars) (UNAUDITED)
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
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION` (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2006 (Expressed in US dollars) (UNAUDITED)
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
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2006 (Expressed in US dollars) (UNAUDITED)
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
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2006 (Expressed in US dollars) (UNAUDITED)
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
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit) For the period from October 8, 2001 (inception) to December 31, 2006 (Expressed in US dollars) (UNAUDITED)
	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional paid-in capital	Shares Issuable	Share subscriptions received/ (receivable)	Deficit accumulated during exploration stage	Total Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Series E stock dividend			-	-	-	-	-	-	-	-	-	(220,548)	(220,548)
Common stock issued for prepaid services in November 2006 (Note 13)	-	-	-	-	-	-	125,000	125	227,375	(227,500)	-	-	-
Stock based compensation for the period	-	-	-	-	-	-	-	-	690,009	-	-	-	690,009
Net (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	(1,497,419)	(1,497,419)
Balance, December 31, 2006	-	$ -	-	$ -	17,500	$ 175	33,224,941	$ 33,225	$ 45,958,833	$ -	$ -	$ (15,026,913)	$ 30,965,320
The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Operations (Expressed in US dollars) (UNAUDITED)
	Cumulative October 8,2001 (inception) to December 31, 2006	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005
Expenses
Consulting (Note 5)	$ 2,177,746	$ 123,170	$ 94,781	$ 882,361	$ 446,646
Staff expense	737,620	274,428	-	645,623	-
Stock based compensation (Note 7)	5,026,239	690,009	472,264	2,053,337	1,780,271
Investor relations	1,523,182	113,303	50,430	496,564	34,666
Directors fees	80,000	30,000	5,000	47,500	20,000
Depreciation	34,161	14,194	2,529	25,855	4,139
Insurance	248,246	39,091	4,620	85,198	77,212
Legal and accounting	957,051	78,558	96,724	304,947	232,677
Lease rental expense	189,895	400	-	101,624	60,013
Office and Miscellaneous	363,040	61,396	33,559	126,790	95,441
Rent	215,357	52,312	18,316	92,982	35,116
Shareholder relations	263,126	13,093	5,947	67,279	96,614
Telephone	106,161	27,203	7,026	51,276	20,824
Travel	656,159	90,475	63,754	265,550	181,677
Shrinkage on inventory	25,652	-	-	-	-
Purchase investigation costs	103,310	-	-	-	-
Interest expense	7,500	-	-	-	-
Interest expense on long term debt	16,569	-	-	-	-
Operating (loss)	(12,731,014)	(1,607,632)	(854,950)	(5,246,886)	(3,085,296)
Other income (expense)
Interest income	397,090	110,213	47,600	239,264	100,617
Gain on sale of equipment	261	-	-	-	-
Gain on settlement of debt	37,045	-	-	-	-
Write-off of goodwill	(70,314)	-	-	-	-
Loss from continued operations	(12,366,932)	(1,497,419)	(807,350)	(5,007,622)	(2,984,679)
Net income from discontinued operations	21,082	-	-	-	-
Net loss and comprehensive loss for the period	(12,345,850)	(1,497,419)	(807,350)	(5,007,622)	(2,984,679)
Series B preferred stock dividend	(72,672)	-	-	-	-
Series C preferred stock dividend	(343,712)	-	(115,000)	(35,270)	(178,219)
Series E preferred stock dividend	(393,562)	(220,547)	-	(393,562)	-
Dividend accretion of Series B preferred stock beneficial conversion feature (Note 9)	(315,244)	-	-	-	(105,081)
Dividend accretion of Series C preferred stock beneficial conversion feature (Note 10)	(1,555,873)	-	(196,083)	(710,110)	(368,721)
Net loss for the period applicable to common stockholders	$ (15,026,913)	$ (1,717,966)	$ (1,118,433)	$ (6,146,564)	$ (3,636,700)
Basic and diluted (loss) per share		$ (0.05)	$ (0.04)	$ (0.19)	$ (0.15)
Weighted average number of common shares outstanding		33,154,289	24,907,005	32,479,178	23,802,763

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars) (UNAUDITED)
	Cumulative October 8, 2001 (inception) to December 31, 2006	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005
Cash flows provided by (used in) operating activities
Net (loss) for the period	$ (12,345,850)	$ (5,007,622)	$ (2,984,679)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	34,161	25,855	4,139
- stock based compensation	5,026,239	2,053,337	1,780,271
- foreign exchange	1,398	-	-
- write-off of goodwill	70,314	-	-
- gain on forgiven debt	37,045	-	-
-gain on sale of equipment	(261)	-	-
- net income from the discontinued operations	(21,082)	-	-
- common shares issued for service rendered	195,306	-	-
- reversal of option expense charged for services	(99,641)	-	(99,641)
Changes in non-cash working capital items:
Other receivables	(230,467)	(183,722)	(92,600)
Inventory	(1,110,698)	(735,343)	-
Prepaid expenses	(289,942)	880	(1,015,844)
Accounts payable and accrued liabilities	21,852	(1,955,561)	(189,708)
Net cash used in operating activities	(8,711,626)	(5,802,176)	(2,598,062)
Cash flows used in investing activities
Oil and gas properties	(23,373,283)	(7,680,198)	(7,326,366)
Loan to non-affiliate	(62,684)	-	-
Acquisition of fixed assets	(250,396)	(164,177)	(36,792)
Proceeds from sale of equipment	7,415	-	-
Net cash used in investing activities	(23,678,948)	(7,844,375)	(7,363,158)
Cash flows provided by financing activities
Proceeds from issuance of common stock	7,988,414	-	3,444,286
Net proceeds from issuance of Series B preferred stock	1,935,000	-	-
Net proceeds from issuance of Series C preferred stock	11,552,000	-	8,776,990
Net proceeds from issuance of Series E preferred stock	16,177,500	16,177,500	-
Payment of Series B preferred stock dividend	(72,672)	-	(72,672)
Proceeds from lessor advance	75,000	75,000	-
Repayment of lessor advance	(15,625)	(15,625)	-
Proceeds from shareholder loan	80,000	-	-
Repayment of shareholder loan	(80,000)	-	-
Net cash provided by financing activities	37,639,617	16,236,875	12,148,604
Increase in cash and cash equivalents	5,249,043	2,590,324	2,187,384
Cash and cash equivalents, beginning of period	-	2,658,719	2,600,986
Cash and cash equivalents, end of period	$ 5,249,043	$ 5,249,043	$ 4,788,370

TORRENT ENERGY CORPORATION (formerly Scarab Systems, Inc.) (An exploration stage enterprise)
Consolidated Statements of Cash Flows (Expressed in US dollars) (UNAUDITED)
	Cumulative October 8, 2001 (inception) to December 31, 2006	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005
Supplemental cash flow information:
Interest expenses paid	$ 13,013	$ -	$ -
Non-cash transactions:
Common stock issued pursuant to conversion of promissory note	$ 55,000	$ -	$ -
Common stock issued for prepaid technical services	$ 227,500	$ 227,500	$ -
Forgiveness of accrued consulting fees payable to directors and officers	$ 110,527	$ -	$ -
Common stock issued for oil and gas properties	$ 684,000	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

1.	Incorporation and Continuance of Operations

Torrent Energy Corporation (the “Company” or “Torrent”) is an exploration stage company that, pursuant to shareholder approval on July 13, 2004, changed its name from Scarab Systems, Inc.

Torrent was formed by the merger of Scarab Systems, Inc., a Nevada corporation into iRV, Inc., a Colorado corporation. The effective date of the merger transaction between Scarab Systems, Inc. and iRV, Inc. was July 17, 2002. Subsequent to the completion of the reorganization, Scarab Systems, Inc. transferred all its assets and liabilities to iRV, Inc. and ceased operations. The directors and executive officers of iRV, Inc. were subsequently reconstituted. iRV, Inc. changed its name to Scarab Systems, Inc. on March 24, 2003. The corporate charter of Scarab Systems Inc. was revoked in 2002. The Company was initially providing services to the e-commerce industry but ceased all activity in the e-commerce industry by the end of the fiscal year 2003.

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

	December 31, 2006	March 31, 2006
Deficit accumulated during the exploration stage	$(15,026,913)	$(8,880,349)
Working capital surplus	$3,266,114	$1,151,881

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

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

1.	Incorporation and Continuance of Operations (continued)

with a private investment group that has previously provided funding to the Company as more fully described in Note 12.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements as of March 31, 2006 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

December 31, 2006 and 2005

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
a)

During the nine months ended December 31, 2006, the Company paid or accrued $550,639 (2005 - $245,289) in salaries and consulting fees to officers and directors of the Company. In addition, the Company paid or accrued salaries and consulting fees to officers and directors of the Company $51,338 (2005 - $159,200) relating to the Company’s oil and gas leases, and $92,735 (2005 - $191,000) for geological and geophysical and preliminary drilling consulting fees, all of which are included in the costs of the oil and gas properties.

As of December 31, 2006, there was $12,428 (2005 - $68,462) representing unpaid consulting fees and reimbursable expenses owing to directors and officers.

b)	Also see Note 6.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

The Company is committed to make annual land lease payments of $101,201 for the next five years and has a royalty obligation to landowners equal to an average 12.5% on gross sales of methane gas in addition to the 4% overriding royalty discussed above.

Related to its exploration program, Methane Energy Corp. has escrowed $281,388 through an attorney to provide assurance of payment to the company from which it obtained the drilling rig being used to conduct its drilling operations on the Coos Bay project. The deposit is interest-bearing and is fully refundable upon payment of all obligations owed to the owner of the drilling rig or, alternatively, may be applied to satisfy all or a portion of sums owed at that time. The deposit is included in prepaid expenses. As of December 31, 2006, amount owing and attributable to this arrangement totaled $306,580 and is included in accounts payable.

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

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

6.	Oil and Gas Properties, Unproven (continued)

execute a lease agreement on the acreage at a rate of $1.00 per acre per year. As of December 31, 2006, the Company has scheduled a drilling program in the project area sufficient to extend the term of its option.

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

Coincident with the Weyerhauser transaction, Cascadia Energy Corp. has also entered into a joint venture agreement (“Joint Venture”) dated August 12, 2005 with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia Energy Corp. will serve as operator of the Joint Venture with a 60% interest in the Joint Venture; while St. Helens will actively assist in evaluating the area, developing exploratory leads and prospects, and providing 40 % of the funding to pursue exploration and development of the prospect. Cascadia Energy Corp. records its investment and related expenses associated with the Cedar Creek project net of St. Helens contribution. During the period commencing with the inception of the Cedar Creek project and ending December 31, 2006, the Joint Venture had expended a total of $1,178,819 on the Cedar Creek prospect of which St. Helens’s unpaid share as of December 31, 2006 equaled $230,467 and is included in other receivables.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Property acquisition	Seismic and land	Drilling and gathering	Geological and geophysical	Total
Coos Bay
Nine months ended December 31, 2006	$ -	$ 294,048	$ 10,074,532	$ 451,251	$ 10,819,831
Inception through March 31, 2006	984,000	1,024,243	13,090,703	990,401	16,089,347
Total	$ 984,000	$ 1,318,291	$ 23,165,235	$ 1,441,652	$ 26,909,178
Cedar Creek
Nine months ended December 31, 2006	$ -	$ 267,187	$ 7,358	$ 40,539	$ 315,084
Inception through March 31, 2006	-	224,588	-	63,150	287,738
Total	$ -	$ 491,775	$ 7,358	$ 103,689	$ 602,822
Total Oil and Gas Properties	$ 984,000	$ 1,810,066	$ 23,172,593	$ 1,545,341	$ 27,512,000

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

6.	Oil and Gas Properties, Unproven (continued)

As of December 31, 2006, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

7.	Stock Options

On February 10, 2004, the Company’s Board of Directors adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”). The aggregate number of shares of common stock that may be granted by the Company under the Plan will not exceed a maximum of 1,800,000 shares during the period of the 2004 Plan. The 2004 Plan shall terminate upon the earlier of February 10, 2014 or the issuance of all shares authorized under the 2004 Plan. The option exercise prices per share are determined by the Board of Directors when the stock option is granted. As of December 31, 2006, there are no shares available to be granted under the 2004 Plan and 200,000 options remain outstanding and exercisable.

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

On May 10, 2006, the Company adopted the 2006 equity incentive plan (the “2006 Plan”) for executives, employees and outside consultants and advisors. The 2006 Plan was later amended to increase the number of shares under the plan by 800,000 to a total of 1,800,000 shares.

During the nine months ended December 31, 2006, the Company granted 1,390,000 options to officers, directors and employees under the 2006 Plan. Each option entitles the holder to acquire one common share at an average exercise price of $2.13 per share. These options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant. These options expire five years from the date of grant.

As of December 31, 2006, there are 4,090,000 stock options outstanding. Of this total, 200,000 options were granted pursuant to the 2004 Plan, 2,500,000 stock options were granted pursuant to the 2005 Plan, and 1,390,000 were granted pursuant to the 2006 Plan. Two hundred thousand options were originally granted outside of any stock option plan but were subsequently included in the August 31, 2005 S-8 filing, incorporated into the 2005 Plan, and included the 2005 Plan totals above.

During the nine months ended December 31, 2006, the Company recorded $2,053,337 (2005 - $1,780,271) of stock based compensation.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

7.	Stock Options (continued)

A summary of stock option information for the period ended December 31, 2006 is as follows:

		Shares		Weighted Average Exercise Price
Options outstanding at March 31, 2006		2,700,000		$1.40
Granted		1,390,000		$2.13
Exercised		-		$-
Options outstanding at December 31, 2006		4,090,000		$1.65

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	200,000	2.59	$0.50	200,000	$0.50
$0.83	200,000	2.78	$0.83	200,000	$0.83
$1.25	1,500,000	3.27	$1.25	1,500,000	$1.25
$1.43	665,000	4.87	$1.43	166,250	$1.43
$2.00	490,000	3.54	$2.00	417,500	$2.00
$2.11	310,000	4.05	$2.11	155,000	$2.11
$2.18	175,000	4.61	$2.18	43,750	$2.18
$2.97	550,000	4.36	$2.97	275,000	$2.97
	4,090,000	3.78	$1.65	2,957,500	$1.43

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

7.	Stock Options (continued)

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.55%-5.02% (2005 – 3.55% - 3.99%), dividend yield 0% (2005 - 0%), volatility of 108%-115% (2005 – 132% - 137%), forfeitures of nil (2005 – nil) and expected lives of 4 years (2005 -- 4 years).

A summary of weighted average fair value of stock options granted during the nine months ended December 31, 2006 and the year ended March 31, 2006 is as follows:

	Weighted Average Exercise Price	Weighted Average Market Price
Nine months ended December 31, 2006
Exercise price is equal to market price at grant date:	$2.13	$2.13
Fiscal year ended March 31, 2006
Exercise price is greater than market price at grant date:	$1.53	$1.41

As of December 31, 2006, there was $892,712 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 Plan, the 2005 Plan and the 2006 Plan. That cost is expected to be recognized over a period of 17 months. A summary of the status of the Company’s non-vested shares as of December 31, 2006, and changes during the nine months ended December 31, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at March 31, 2006	1,300,000	$1.59
Granted	550,000	$2.97
Vested	(635,000)	$1.77
Forfeited	-	-
Non-vested at June 30, 2006	1,215,000	$2.12
Granted	175,000	$2.18
Vested	(121,250)	$2.14
Forfeited	-	-
Non-vested at September 30, 2006	1,268,750	$2.13
Granted	665,000	$1.43
Vested	(801,250)	$1.70
Forfeited	-	-
Non-vested at December 31, 2006	1,132,500	$2.02

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

8.	Warrants

In May 2004, the Company issued warrants attached to a private placement to purchase 1,442,930 shares of common stock at $0.50 per share exercisable until May 19, 2006.

In July 2004, the Company issued warrants attached to a private placement to purchase 500,000 shares of common stock at $0.55 per share exercisable until July 7, 2006.

A summary of the warrants outstanding as of December 31, 2006 is as follows:

Issue Date	Exercise Price	Issued	Exercised	December 31, 2006 Ending Balance
May 20, 2004	$0.50	1,442,930	1,442,930	-
July 8, 2004	$0.55	500,000	500,000	-
Total		1,942,930	1,942,930	-
9.	Series B Convertible Preferred Stock (“Series B Stock”)

On August 27, 2004, the Company closed a private placement of its Series B Stock at $1,000 per share for $2,200,000 in gross proceeds (the “Private Placement”). The Series B Stock are senior to the common stock with respect to the payment of dividends and other distribution on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series B Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series B Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series B Stock plus all declared and unpaid dividends thereon, for each share of Series B Stock held by them.

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

December 31, 2006 and 2005

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

(ii) $550,000 on the fifth business day following the filing date of the Registration Statement; and

(iii) $550,000 on the fifth business day following the effective date of the Registration Statement

Net proceeds received totaled $1,935,000 after payment of $220,000 in finders’ fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, of $315,244 which was accreted over nine months commencing October 1, 2004 (the minimum period that the preferred stockholder can convert all of their Series B Stock). The Company recorded accretion of $210,163 as a dividend for the year ended March 31, 2005. As of March 31, 2005, the Company had accrued preferred stock dividends on the Series B Stock of $72,672, payment of which occurred during the three months ended December 31, 2005.

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

December 31, 2006 and 2005

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

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

10.	Series C Convertible Preferred Stock (“Series C Stock”) (continued)

a result of conversion of all remaining Series C Stock to common shares during the three months ended June 30, 2006, accretion of $710,110 was recorded.

During the three months ended June 30, 2006, the Company issued 5,339,320 common shares pursuant to exercise of 8,375 shares of Series C Stock. No Series C Stock remained outstanding as of December 31, 2006.

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

December 31, 2006 and 2005

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

No shares of Series D Stock have been issued; and on September 29, 2006, the Company’s Board of Directors approved the cancellation of the Series D Stock designation.

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

December 31, 2006 and 2005

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

As of December 31, 2006, the Series E Stock investor has temporarily waived the redemption requirement that is required. However, there is no assurance that the Series E Convertible Preferred Stock investor will continue to waive the redemption requirement beyond the current expiration date of such waiver, which is March 31, 2007.

As a condition of the private placement regarding the Series E Stock, the Company agreed to file a registration statement registering up to 15,000,000 shares of common stock (the “Registration Statement”) within 45 days of closing and to have the Registration Statement declared effective within 165 days of closing. Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares to facilitate our compliance with a revision of SEC guidelines related to the form of our registration. The 5,000,000 additional shares of Series E Stock will be registered on a separate registration statement.

The gross proceeds of this private placement will be received as follows:

(i) $9,000,000 was received on closing;

(ii) $8,500,000 was received on the filing date of the Registration Statement; and

(iii) $7,500,000 will be paid within three days following effective date of the Registration Statement

Net proceeds received from the initial closing on June 28, 2006 totaled $8,315,000 after payment of finder’s and structuring fees of $685,000. Additional proceeds of $7,862,500, net of finder’s and structuring fees of $637,500, was received during the three months ended December 31, 2006 coincident with the filing of the Registration Statement.

During the nine months ended December 31, 2006, the Company accrued $393,562 for dividends on the Series E Stock.

13.	Common Stock

On July 21, 2006, the Company entered into an agreement with GeoMechanics International, Inc. (“GMI”) pursuant to which GMI shall provide certain technical services to the Coos Bay project during the 2006/2007 drilling season in return for 125,000 shares of the common stock of the Company. These technical services were valued at $227,500 and include geomechanical evaluation, modelling and advisory services. The Company included the related services as prepaid expense, subject to amortization as the services are provided. During the nine months ended December 31, 2006, a total of $107,798 in related services was expensed and removed from the prepaid expense account.

TORRENT ENERGY CORPORATION

(formerly SCARAB SYSTEMS INC.)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(Expressed in U.S. Dollars)

(UNAUDITED)

14.	Long-term Liabilities

On August 17, 2006, the Company entered into an agreement with the lessor of its offices in Coquille, Oregon wherein the lessor completed certain leasehold improvements for the Company at an agreed cost of $75,000. The lessor advanced the costs of the improvements with the understanding that they would be recovered from the Company, free of any interest charges, over the two-year term of the lease beginning August, 2006. During the nine months ended December 31, 2006, the Company has repaid $15,625 of the long-term obligation.

15.	Commitments

On January 1, 2005, the Company entered into a management consulting agreement with MGG Consulting, a company owned by a former director of the Company. Pursuant to the agreement, the Company is committed to a rate of $1,000 per day unless terminated at any time by either party upon written notice. Effective April 1, 2005, the agreement was amended to reduce the compensation rate to $800 per day. In January 2006, the rate was reinstated to $1,000 per day.

On December 19, 2006, the Company entered into a consulting agreement with a third party for public and investor relations services. The agreement has a fixed term of twelve months beginning January 1, 2007 at a cost of $7,500 per month and, absent cancellation, continues on a month-to-month basis thereafter.

On December 29, 2006, the Company entered into an agreement with a third party for investor relations consulting services. The agreement has a fixed term of six months beginning January 1, 2007 at a cost of $7,000 per month and, absent termination, continues on a month-to-month basis thereafter.

The Company also has capital expenditure and lease payment commitments related to the acquisition of certain of its oil and gas properties in the Chehalis Basin project area that must be met to satisfy the terms of the lease and lease option agreements associated with these properties. See Note 6.

16.	Subsequent Events

On February 9, 2007, the Company’s registration statement on Form S-1, registering a portion of the common shares into which the Series E Stock may be converted, became effective.

On January 26, 2007, a holder of 200,000 options with an option exercise price of $0.83 per share exercised his options providing proceeds of $166,000 to the Company.

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

Overview

We are an exploration stage company primarily engaged in the exploration of coalbed methane in the Coos Bay region of Oregon and in the Chehalis Basin region of Washington State. Through our wholly-owned subsidiary, Methane Energy Corp., we hold leases to approximately 118,500 acres of prospective coalbed methane lands in the Coos Bay region. Through our wholly-owned subsidiary, Cascadia Energy Corp., we are evaluating 155,918 acres in Washington State to commence an exploratory program for possible hydrocarbon deposits. We changed our name from Scarab Systems, Inc. to Torrent Energy Corporation on July 13, 2004 to reflect the change in our business operations towards coalbed methane exploration. The change in our business operations occurred as a result of our entering into a lease purchase and sale agreement, through Methane on April 30, 2004. We were previously a web design and internet application developer.

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

Additional private placements from July 1, 2004 to December 31, 2004 (second and third quarters of fiscal 2005) and from January 1, 2005 to March 31, 2005 (fourth quarter of fiscal 2005) allowed us to complete additional lease acquisitions, core hole drilling, marketing and public relations, and pay legal and professional fees related to the Oregon properties. Private placements completed between April 1, 2005 and June 30, 2006 provided sufficient funding to complete a pilot well program on the Oregon prospect, to initiate a second drilling program from which we plan to optimize completion procedures for the wells in the Oregon project area, and to acquire option and lease rights and begin drilling on prospective acreage in the State of Washington. Additional financings will be required to support further leasing activities and related exploratory drilling and testing programs on both our Oregon and Washington prospects.

CW932495.1

CW932495.1

Land Acquisition

We currently lease approximately 118,500 acres in the Coos Bay Basin of Oregon and 40,638 acres in the Chehalis Basin of Washington with up to an additional 115,280 acres in the Chehalis Basin subject to lease option agreements. Our objective is to achieve a land lease position of approximately 120,000 acres in the Coos Bay Basin and approximately 180,000 acres in the Chehalis Basin by the end of fiscal 2007, although there is no assurance that we can reach these goals.

Exploration Activities

We are planning to continue an aggressive drilling and exploration program in the Coos Bay Basin. Based on existing raw data, which provided substantial subsurface information, we completed a core drilling program in May 2005 with five core holes drilled at depths ranging from 1,000 to 4,500 feet. Having determined that sufficient gas content levels existed, a pilot well program consisting of seven wells at depths ranging from 3,900 to 5,300 feet was initiated during the year ended March 31, 2006. Preliminary production testing results have been sufficiently promising to justify continuation of the current completion program and to justify an additional drilling program to further delineate the resource potential and economic viability of a development program.

We also plan to accelerate our exploratory activities in the Chehalis Basin area with four stratagraphic wells to be drilled in early 2007. Retrieval, analysis and testing of core samples obtained from these wells will provide a basis for structuring a plan for a potential resource development program.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will expend approximately $12,000,000 to fund our continued operations through June 30, 2007. Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy.

Major expenditures expected for 12 months ending December 31, 2007 include the following:

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

Liquidity and Capital Resources

Our cash on hand was $5,249,043 as of December 31, 2006 compared to $2,658,719 at March 31, 2006. Our working capital surplus was $3,266,114 as of December 31, 2006 as compared to $1,151,881 at March 31, 2006.

During the nine months ended December 31, 2006, we received net proceeds of $16,177,500 from the issuance of our Series E preferred stock. This compares to net proceeds of $3,444,285 from the issuance of shares of common stock and net proceeds of $11,552,000 from the issuance of our preferred stock during the fiscal year ended March 31, 2006.

During the nine months ended December 31, 2006, we expended cash of $7,680,198 on our Coos Bay and Chehalis Basin projects compared to $7,326,366 during the comparable period in the prior year. Expenditures on the Coos Bay project for the nine months ending December 31, 2006 were $7,365,114 and included $215,890 in seismic and lease costs, $6,819,262 in drilling costs and $329,962 for geological and geophysical consulting fees.

During the nine months ended December 31, 2006, cash expenditures for our Chehalis Basin project totaled $315,084 and were comprised of $267,187 seismic and lease costs, $7,358 in preliminary drilling costs and $40,539 in geological and geophysical consulting fees. The Chehalis Basin expenditures are net of the 40% participation by our joint venture partner.

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

During the fiscal year ended March 31, 2005, 500 Series B convertible preferred shares were converted into 614,358 shares of our common stock at an average price of $0.83 per share of common stock. In the fiscal year ended March 31, 2006, the remaining 1,700 Series B convertible preferred shares were converted into 1,795,254 shares of our common stock at an average price of $1.06 per share of common stock. Please refer to Note 9 to our consolidated financial statements.

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

During the second fiscal quarter ended December 31, 2005, we completed a $12,500,000 Series C Stock offering. Under the terms of this financing, we received gross proceeds of $6,000,000 on closing and an additional $3,500,000 upon filing a registration statement on Form SB-2 registering the converted shares of common stock for resale. An additional $3,000,000 in gross proceeds was received upon effectiveness of the registration statement. The registration statement was accepted by the Securities Exchange Commission on January 12, 2006; and on

January 13, 2006 our company received $2,775,000 in proceeds from payment of the final tranche, net of a 7.5% finders’ fee. These proceeds are being used to fund our Coos Bay program and for general working capital. For more details please review our Form 8-K filing of July 20, 2005 and refer to Note 10 to our consolidated financial statements.

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

No shares of our Series D preferred stock have been issued; and on September 29, 2006, the Company’s Board of Directors approved the cancellation of the Series D Stock designation.

Series E Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series E preferred stock, par value $0.01 (“Series E Stock”). On June 28, 2006, we entered into an investment agreement under which it will sell 25,000 shares of its Series E Stock at $1,000 per share. The Series E Stock are non-voting, carry a cumulative dividend rate of 5% per year, when and if declared by the Board of Directors of the Company, and are convertible into common stock at any time by dividing the dollar amount being converted (including accrued but unpaid dividends) by $2.50 per share if the Company’s common shares are trading at an average price of $2.50 per share or higher for the five trading days preceding a conversion date. If the Company’s common shares are trading at an average price greater than $1.67 but less than $2.50 per share the Company, may, at its exclusive option, force conversion at a price of $1.67 per share or may redeem the Series E Stock for cash at the original investment amount plus a 20% redemption premium.

Beginning on the earlier of the first trading day following December 1, 2006 or the date the Securities and Exchange Commission declares a registration statement registering the prospective sale of the underlying common shares, the Company has a mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008. If the Company’s common shares are trading at an average price less that $1.67 per share on a mandatory redemption date, the Company will pay cash at the original investment amount per share plus a 20% redemption premium. As of December 31, 2006, the Series E Convertible Preferred Stock investor has temporarily waived the redemption requirement that is required. However, there is no assurance that the Series E Convertible Preferred Stock investor will continue to waive the redemption requirement beyond the current expiration date of such waiver, which is March 31, 2007.

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

As a condition of this private placement, we agreed to file a registration statement registering up to 15,000,000 shares of common stock in order to receive all of the proceeds of the private placement. Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares to facilitate our compliance with a revision of SEC guidelines related to the form of our registration. The 5,000,000 additional shares of Series E Stock will be registered on a separate registration statement.

During the first fiscal quarter ended June 30, 2006, we closed the initial tranche of the Series E Stock sale. Under the terms of this financing, we received gross proceeds of $9,000,000 on closing; and we received an additional $8,500,000 in August 2006 coincident with filing a registration statement registering shares of common stock from prospective Series E Stock conversions. An additional $7,500,000 in gross proceeds will be received upon effectiveness of the registration statement. The proceeds from the Series E Stock sale are being used to fund development of the Company’s Oregon project, exploration of the Company’s Washington project and for general working capital purposes. For more details please review our Form 8-K filing of June 30, 2006 and refer to Note 12 to our consolidated financial statements.

Warrants

We issued no warrants during the fiscal year ended March 31, 2006 or during the nine months ended December 31, 2006. During the fiscal year ended March 31, 2005, we issued warrants attached to a private placement to purchase 1,442,930 shares of our common stock at a price of $0.50 per share exercisable until May 19, 2006. We also issued warrants attached to a private placement to purchase 500,000 shares of our common stock at a price of $0.55 per share exercisable until July 7, 2006. A total of 1,614,359 warrants were exercised in fiscal 2005. During the year ended March 31, 2006, 328,571 shares of common stock were issued pursuant to the exercise of share purchase warrants for proceeds of $169,285. As of December 31, 2006, all previously issued warrants had been exercised. Please refer to Note 8 to our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared on a going concern basis. We have accumulated a deficit of $15,026,913 from inception to December 31, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at December 31, 2006 we had working capital of $3,266,114, largely as a result of completing a private placement during the nine months ended December 31, 2006 that raised net proceeds of $16,177,500, which has been primarily expended on the Coos Bay and Chehalis Basin projects. Management plans to continue to provide for our ongoing capital needs by issuing equity securities. These consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Asset Retirement Obligations

Our asset retirement accounting procedure mandates that we recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability would be capitalized as part of the cost of the related asset and amortized over its useful life. The liability would accrete until we settle the obligation. As of December 31, 2006, we did not have any asset retirement obligations.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2006, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future costs of exploration of unproved properties are determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of December 31, 2006, all of our oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As of December 31, 2006, none of our unproved oil and gas properties was considered impaired.

Results of Operations

The results of operations include the results of Torrent and its wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the three and nine month periods ended December 31, 2006 and December 31, 2005, respectively. During both the three and nine month periods ended December 31, 2006, Torrent performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., held and operated the interests in the leases and operated the Coos Bay project and Cedar Creek project, respectively.

For the Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

Operating Expenses. Operating expenses increased significantly during the most current three-month period as compared to the same period last year. The most significant operating expense increases during the period included staff expense, stock based compensation, investor relations, insurance, and rent.

Total operating expenses were $1,607,632 for the three months ended December 31, 2006, compared with $854,950 for the same period one year earlier. Staff expense increased by $274,428 as the Company engaged an internal staff to plan and execute its drilling programs in Coos Bay and Cedar Creek.

Stock based compensation expense increased from $472,264 during the three months ended December 31, 3005 to $690,009 during the most recent period as a result of new option grants occurring during the three months ended December 31, 2006.

Investor relations expense increased to $113,003 in the current three-month period ending December 31, 2006 compared to $50,430 during the same period last year. The increase reflects the initiation of a new investor relations program to assist the Company in expanding prospective investor awareness of its activities.

Insurance expense rose by $34,471 from $4,620 during the three months ended December 31, 2005 to $39,091 during the most recent three months ended December 31, 2006. The increase is associated with the expanded scope of the Company’s operations and assets and the need to mitigate loss exposure.

Rent expenses associated with consolidating multiple offices led to expenses of $52,312 during the most current three-month period, versus $18,316 during the same period last year.

We invested excess cash in term deposits during the three months ended December 31, 2006 resulting in interest revenue of $110,213. Similar investments during the three months ended December 31, 2005 yielded $47,600 in interest revenue.

During the three months ended December 31, 2005, we recorded $196,083 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital (see Note 10 to the financial statements). With conversion of the Series C Stock to common stock during the quarter ended June 30, 2006, no similar charge was recorded during the three months ended December 31, 2006. (See Note 10 to the consolidated financial statements.)

We accrued $220,547 for dividends to be paid on the Series E Stock during the three months ended December 31, 2006. In the comparable period one year earlier, we accrued $115,000 for dividends on the Series C Stock. (See Notes 10 and 12 to the consolidated financial statements.)

Net Loss for the Period. We recorded a net loss of $1,717,966 for the three months ended December 31, 2006, compared with a net loss of $1,118,433 for the three months ended December 31, 2005.

For the Nine Months Ended December 31, 2006 Compared to the Nine Months Ended December 31, 2005

Operating Expenses. Operating expenses rose during the most current nine-month period as compared to the same period last year as a result of increased activities supporting our drilling, completion and testing operations. Significant operating expense increases during the period were attributable to growth in staff expense, consulting, and investor relations expenses with an offset from reduced stock based compensation expense.

Total operating expenses were $5,246,886 for the nine months ended December 31, 2006, compared with $3,085,296 for the same period one year earlier. The significant elements of the year-over-year growth in operating expenses included consulting and staff expenses, which increased to facilitate both and expansion of the Company’s operating activities and financing activities during the first nine months of fiscal 2007. Staff expenses increased by $645,623 as the Company developed an internal staff to plan and execute its current drilling programs in Coos Bay and Cedar Creek. Consulting expense increased by $435,715 from $446,646 to $882,361 primarily as a result of investment banking advisory fees paid during the nine months ending December 31, 2006.

Stock based compensation expense increased from $1,780,271 during the nine months ended December 31, 3005 to $2,053,337 during the most recent period as a result of more option grants occurring during the nine months ended December 31, 2006 as compared with the same period in 2005.

Investor relations expense increased to $496,564 in the current nine months ending December 31, 2006 compared to $34,666 during the same period last year. The prior year expenses were affected by an expense that resulted in regular investor relations expenses of $134,307 being netted against a reversal of $99,641. This reversal related directly to the cancellation of 200,000 stock options that were originally granted during the fiscal year ended March

31, 2005. The balance of the increase in investor relations expense occurred as a result of additional efforts to expand awareness of the Company’s activities and prospects.

Legal and accounting expenses rose by $72,270, from $232,677 during the nine months ended December 31, 2005 to $304,947 during the most recent nine months ended December 31, 2006. The increase is associated with the legal and accounting support for an increased number of regulatory filings associated with our financing activities.

Rent expenses associated with consolidating multiple offices led to expenses of $92,982 during the most current three month period, versus $35,116 during the same period last year.

Travel expenses associated with our financing efforts and our drilling activities led to expenses of $265,550 during the most current nine-month period, versus $181,677 during the same period last year. Lease rentals rose to $101,624 during the nine months ended December 31, 2006 as compared to $60,013 during the same period last year as a result of annual lease payments on our increased acreage holdings coming due during the period.

We invested excess cash in term deposits during the nine months ended December 31, 2006 resulting in interest revenue of $239,264. Similar investments during the nine months ended December 31, 2005 yielded $100,617 in interest revenue.

We recorded $710,110 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital as compared to $368,721 during the same period last year (see Note 10 to the consolidated financial statements). We also accrued $35,270 and $393,562, respectively, for dividends on the Series C Stock and the Series E Stock during the nine months ended December 31, 2006. We issued 228,714 shares of common stock in payment of the aggregate $343,712 accrued dividend owed on the Series C Stock (see Notes 10 and 12 to the consolidated financial statements).

Net Loss for the Period. We recorded a net loss of $6,146,564 for the nine months ended December 31, 2006, compared with a net loss of $3,636,700 for the nine months ended December 31, 2005.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

Interest Rate and Credit Rating Risk

As of December 31, 2006, we had approximately $5,249,043 in cash, cash equivalents and short term investments, of which approximately $311,527 was held in our operating accounts and $4,937,516 was invested in time deposits with 30-day maturities. Based on sensitivity analyses performed on the financial instruments held as of December 31, 2006, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Price Risk

As of December 31, 2006, we have no coalbed methane gas production. At such time as we do record commercial production volumes of coalbed methane gas, we will be subject to commodity price risk related to the sale of such production. Prospectively, commodity prices received for our production will be based on spot prices applicable to natural gas, which are volatile, unpredictable, and beyond our control. Accordingly, until we establish measurable production volumes, our vulnerability to fluctuations in the price of natural gas is negligible.

Exchange Rate Sensitivity

As of December 31, 2006, our suppliers bill us for drilling and other operating costs almost exclusively in U.S. dollars. Accordingly, a 10% change in the U.S./Canadian exchange rate is not expected to have a material effect on our near term financial condition or results.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have accumulated a deficit of $15,026,913 from inception to December 31, 2006 and incurred net losses applicable to common shareholders of $6,146,564 for the nine months ended December 31, 2006; and $5,295,572 for the fiscal year ended March 31, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Risks Relating to Our Series E Convertible Preferred Stock:

There are a large number of shares issuable upon conversion or redemption of our Series E Convertible Preferred Stock and the sale of these shares may depress the market price of our common stock.

As of February 9, 2007 we had 33,424,941 shares of common stock issued and outstanding and 17,500 shares of Series E Convertible Preferred Stock outstanding. In addition, we may be obligated to issue between 10,000,000 to approximately 14,970,060 shares of our common stock upon conversion or redemption of the outstanding Series E Convertible Preferred Stock. Ten million shares of our common stock, including all of the shares issuable upon conversion or redemption of the Series E Convertible Preferred Stock may be sold pursuant to a registration statement. Additional shares associated with conversion or redemption of the Series E Convertible Stock may also become available for sale. The sale of these shares may adversely affect the market price of our common stock.

The issuance of shares upon conversion or redemption of the Series E Convertible Preferred Stock may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion or redemption of the Series E Convertible Preferred Stock may result in substantial dilution to the interests of other stockholders since we may choose to pay for our redemption of the Series E Convertible Preferred Stock through issuance of our common stock and the selling stockholders may also choose to convert and sell the full amount issuable on conversion. The upper limit of the number of shares of our common stock that may be issued from conversion or redemption of Series E Convertible Preferred Stock is approximately 14,970,060 shares, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

The issuance of shares in the event of default under the terms of the Series E Convertible Preferred Stock may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the Series E Convertible Preferred Stock under circumstances involving specific events of default may result in substantial dilution to the interests of other stockholders. Under certain default circumstances the holders of the Series E Convertible Preferred Stock may elect conversion to common stock at a conversion price of $0.50 per share. The upper limit of the number of shares of our common stock that may be issued from conversion of our Series E Convertible Preferred Stock under this circumstance is approximately 50,000,000 shares, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including certain investors in this offering.

Redemption of shares for cash under the terms of the Series E Convertible Preferred Stock may cause us to scale back or cease our operations if we are unable to obtain substitute funding under acceptable terms.

Enforcement of the mandatory redemption requirement under the terms of the Series E Convertible Stock would result in a monthly outflow of more than $1 million and could have a material adverse effect on our financial position and operations. As of the date of this registration statement, the Series E Convertible Preferred Stock investor, Cornell Capital Partners, LP, has temporarily waived the redemption requirement that is required. However, there is no assurance that the Series E Convertible Preferred Stock investor will continue to waive the redemption requirement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A full description of our sales of equity securities and use of proceeds is contained in Part I. Item 2 – Management’s Discussion and Analysis or Plan of Operations, under the heading “Liquidity and Capital Resources”.

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

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on December 31, 2005).
(21)	Subsidiaries

Methane Energy Corp., an Oregon company

Cascadia Energy Corp., a Washington company

(31)	Section 302 Certifications
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Date: February 14, 2007