Form 10-K
period 2007-03-31
TORRENT ENERGY CORP
filed 2007-07-16
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000 19949

Torrent Energy Corporation
(Exact name of registrant as specified in its charter)

Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 SW Columbia Street; Suite 640
Portland, Oregon	97258
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 503.224.0072

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act: Shares of Common Stock, $0.001 par value
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act) Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year. $ Nil

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b 2 of the Exchange Act.)

 34,821,953  shares of common stock at $1.06 per share = $36,911,270

(1) Closing price on July 6, 2007.

     State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

36,561,953 shares of common stock issued and outstanding as of July 6, 2007

PART I

ITEM 1.	BUSINESS

     Torrent Energy Corporation is an exploration stage energy company committed to the pursuit of unconventional natural gas niche opportunities located primarily in North America. As used in this annual report, the terms “our Company”, “we”, “us” and “our” mean Torrent Energy Corporation, and our wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., unless otherwise indicated. A brief history of our Company is provided in the section entitled “Corporate History” below.

     This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “CDN$” refer to Canadian dollars.

Corporate History

     We were formed by the merger of Scarab Systems, Inc., a Nevada corporation, with iRV, Inc., a Colorado corporation, on July 17, 2002. We were initially involved in the business of providing services to the e commerce industry. However, we ceased all activities in the e-commerce industry by the end of the fiscal year ended March 31, 2003. Scarab Systems, Inc. was a privately owned corporation incorporated on October 8, 2001. Subsequent to completion of the reorganization, Scarab Systems, Inc. transferred all its assets and liabilities to iRV, Inc. The directors and executive officers of iRV, Inc. were subsequently reconstituted. iRV, Inc. changed its name to Scarab Systems, Inc. on March 24, 2003.

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

     On March 28, 2003, we acquired all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia corporation. Catalyst was a Vancouver-based, web design and Internet application developer. Catalyst specialized in the development of web-sites and Internet software design, primarily for the health and nutraceutical industry. The acquisition of Catalyst was treated as a non-material business combination in fiscal year 2003, and we discontinued Catalyst’s operations during the fiscal year ended March 31, 2004 due to a lack of working capital and disappointing financial results.

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

     Pursuant to the lease purchase and sale agreement with GeoTrends-Hampton International, LLC, we acquired leases of certain properties in the Coos Bay area of Oregon that are believed to be prospective for oil and gas exploration. Additional leases were subsequently acquired from the State of Oregon and from private property owners; and as of July 6, 2007, we have amassed approximately 118,000 acres under lease with annual lease rental payments totaling approximately $93,000. We continue to seek additional lease properties in the Coos Bay area.

     As a result of the change in our business focus, we received shareholder approval on July 13, 2004 to change our name from Scarab System, Inc. to Torrent Energy Corporation.

     On June 29, 2005, we incorporated a Washington subsidiary company named Cascadia Energy Corp. in anticipation of acquiring oil and gas properties in the State of Washington. Cascadia Energy Corp. executed a lease option agreement dated August 9, 2005 with Weyerhaeuser Company to lease 100,000 acres that it could select from an overall 365,000 acre block in the Chehalis Basin located in Lewis, Cowlitz and Skamania Counties of Washington. We have commenced an exploratory work program on certain acreage, searching for possible hydrocarbon deposits. Cascadia Energy Corp. was also granted a two year first right of refusal on the balance of the Weyerhaeuser acreage.

Initial cash consideration for this option was $100,000 and, on or before the end of the initial first year, Cascadia Energy Corp. was to elect either to undertake a work commitment of $285,715 pertaining to the full 100,000 acres (proportionately reduced if Cascadia Energy Corp. elects to evaluate less than the entire acreage) or pay Weyerhaeuser $285,715 in lieu of the work commitment or such lesser amount if less than the full 100,000 acres is chosen to be evaluated, but in no event less than 50,000 acres. In February 2007, Weyerhaeuser extended the initial period for completion of the $285,715 work commitment to August of 2007.

     From October 2006 through May 2007, Cascadia Energy Corp has entered into three additional lease agreements with Weyerhaeuser totaling 36,991 acres, two that required payment of upfront lease bonuses of $428,610 and one which requires annual lease payments of $1,275. Certain of these agreements include a provision requiring Cascadia Energy Corp. to commence a well within the first two years of the lease, or the lease will terminate and we would be required to make a payment of $75,000 to Weyerhaeuser.

     On May 9, 2006, Cascadia Energy Corp., entered into an option to acquire oil & gas leases with Pope Resources LP located in the Chehalis Basin. This option provides Cascadia Energy Corp. with the right to earn oil and gas leases covering 15,280 acres of mineral rights interests held by Pope Resources LP. for a purchase price of $1 per net mineral acre or $15,280. The initial term of this option is for a period of 18 months ending on November 9, 2007. If Cascadia Energy Corp. expends $200,000 on operations and activities during the initial term, the lease term shall be extended for an additional year. If the conditions for extension of the initial term are not satisfied, this option will terminate as of the expiration of the initial term and, as additional consideration, Cascadia Energy Corp. will pay Pope Resources LP an additional sum of $30,560.

     During the last year, Cascadia Energy Corp has also acquired various lease acreage in the Chehalis Basin from the State of Washington adjacent or contiguous to its other holdings. As of July 6, 2007, the total acreage under lease from the State of Washington was 23,735 acres with lease terms of four years. This acreage was acquired in lease auctions for aggregate consideration of $37,719.

     Our total holdings in the Chehalis Basin of Washington as of July 6, 2007 were approximately 176,000 acres with future annual lease payments totaling approximately $38,993, along with lease terms that include approximately $500,000 in exploration expenditure commitments prior to November 2007. We continue to seek additional lease properties in the Chehalis Basin.

     Cascadia Energy Corp. has also entered into a joint venture agreement dated August 12, 2005 with St. Helens Energy, LLC, a 100 percent owned subsidiary of Comet Ridge Limited, an Australian coal seam gas explorer listed on the Australian Stock Exchange, and headquartered in Perth, Western Australia. Under this agreement, St. Helens Energy, LLC holds a 40 percent interest in the Washington exploration project. Cascadia Energy Corp. serves as operator of the joint venture and St. Helens Energy, LLC actively assists in evaluating the area and developing exploratory leads and prospects.

     The joint venture provides for Cascadia Energy Corp. and its joint venture partner, St. Helens Energy, LLC, to share the costs of exploring, developing and operating any economic natural gas resources discovered in the Chehalis Basin area. Both capital and operating costs, as well as any resulting revenues associated with the project area, are to be allocated 60 percent to Cascadia Energy Corp. and 40 percent to St. Helens Energy, LLC. Cascadia Energy Corp. acts as the operator of the venture and submits authorizations for expenditures to its joint venture partner for approval on a periodic basis. At any time, St. Helens Energy, LLC may decline to participate; i.e. non-consent, in which case Cascadia Energy Corp. will absorb 100 percent of the cost of a specific authorization for expenditure and receive 100 percent of any net revenues derived from the specific expenditure. Alternatively, Cascadia Energy Corp. might also choose not to undertake the expenditure absent joint venture partner participation.

     Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Current Business

     We are an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon and in the Chehalis Basin region of Washington State. Through one of our wholly owned subsidiaries, Methane Energy Corp., we now hold leases to approximately 118,000 acres of prospective coalbed methane lands in the Coos Bay Basin. Methane Energy Corp. operates the exploration project in the Coos Bay Basin. Through our other wholly-owned subsidiary, Cascadia Energy Corp., we are evaluating approximately 176,000 acres under private and state leases located in the Chehalis Basis.

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

     The Coos Bay Basin is basically a structural basin formed by folding and faulting and contains a thick section of coal-bearing sediments. Coal-bearing rocks contained within the Coos Bay Basin form the Coos Bay Coal field. Coal mining from the Coos Bay field began in 1854 and continued through the mid 1950’s. Much of the coal was shipped to San Francisco. Since mining activity ended several companies such as Sumitomo, Shell and American Coal Company have done exploratory work and feasibility studies on the Coos Bay Coal Field but no mining operations were conducted. In addition, approximately 20 exploratory oil and/or gas wells have been drilled in the Coos Bay basin over the years from 1914 to 1993. Many of these wells encountered gas shows in the coal seams that were penetrated during drilling.

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

     On October 6, 2004, a multi-hole coring program was commenced on the Methane Energy Corp. leases. Coring was needed to collect coal samples so that accurate gas content data could be measured. Cores were collected, desorption work was done on the coals and evaluation completed by mid 2005. This data, as well as other geologic information, was provided to Sproule Associates, Inc., an international reservoir engineering firm, for an independent evaluation. To date, natural gas analyses performed on samples from Methane Energy Corp. coal samples and wells indicate that the gas is pipeline quality and that the coals are fully saturated with gas. It is important to note that technically recoverable gas volumes do not necessarily qualify as proved reserves, and we have not recorded any proven reserves at any of our projects at this time.

     Drilling and testing programs were then initiated at three pilot sites—Beaver Hill, Radio Hill and Westport. A total of twelve exploratory wells have been drilled. Five exploratory wells were drilled and completed at Beaver Hill; two exploratory wells were drilled at Radio Hill with one completion; and five exploratory wells were drilled at Westport with completions scheduled. Production and flow testing at the pilot well sites as well as continued development work are currently progressing.

Natural Gas Market

     Until 2005, the port of Coos Bay was one of the largest population centers on the west coast not served by natural gas. A project to bring natural gas into the region via a 52-mile, 12-inch pipeline was approved, funded by Coos County and the State of Oregon, and completed in late 2004 with gas sales beginning in early 2005. While the line is owned by Coos County, the local gas distribution company, Northwest Natural Gas, operates the line. Northwest Natural Gas serves Coos County and most of western Oregon. The pipeline and its associated distribution system represent the most likely market option for delivery of gas, if produced by Methane Energy Corp. in the future. Estimates of local Coos County market requirements are over 10 million cubic feet of gas per day initially, which represents about 10% of ultimate pipeline capacity. Excess capacity is available for additional gas input.

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

Chehalis Basin Exploration Prospect

     The Chehalis Basin is located about midway between Portland and Seattle in southwest Washington State, approximately 90 miles north of the Columbia River. The Chehalis Basin lies between the western foothills of the Cascade Range and the eastern border of the Coast Ranges and is a structurally-formed basin that contains and is flanked by a thick section of coal-bearing sediments. The coals are hosted by Lower-Middle-Upper Eocene continental sedimentary rocks. The coal-bearing Eocene sandstone and siltstone section is estimated to be approximately 6,600 feet thick.

     The Chehalis Basin is more or less centered within the subbituminous and lignite coal fields of southwestern Washington. Subbituminous and lignite are various types of coal. The Centralia-Chehalis coal district lies to the north and portions of the Morton and Toledo coal fields lie to the east and south, respectively. The Centralia-Chehalis coal district is the largest of the subbituminous and lignite fields of southwestern Washington. At least 13 separate coal seams have been mined or are being mined from the district. Most coal suitable for mining has a subbituminous C rank, contains 14% to 35% moisture, 5% to 25% ash, and has a heating value ranging from 8,300 to 9,500 BTU/LB.

     TransAlta currently operates a coal-fired power plant and a gas-fired power plant at their Centralia complex. The coal-fired plant produces 1,404 megawatts, enough electricity to supply a city the size of Seattle. In November 2006, the Centralia coal mine adjacent to the power plant closed due to the high cost of operations. Currently, coal to supply the gas-fired power plant is purchased Wyoming and Montana.

     Coals in the Chehalis Basin are relatively thick and continuous. These coals contain a methane gas resource. Limited core and desorption work showed gas content ranging from 6 to 86 standard cubic feet per ton in the coal seams.

Two seams, the “Blue” and the “Brown”, each attain thicknesses of about 40 feet. Total net coal typically approaches 75 feet and in places, exceeds 100 feet in thickness. More than 250,000 acres in the Chehalis Basin appears prospective for methane production from the coals. In addition, conventional gas potential is present.

     During the 1980’s Kerr-McGee conducted a shallow coal exploration drilling program along the southwest flank of the Chehalis Basin. They encountered a number of gas shows associated with both coals and sandstones. One of the show wells was offset by Duncan Oil in 2001 and it flow tested 714 thousand cubic feet per day from a sand zone.

     Our subsidiary, Cascadia Energy Corp., currently controls, through lease options and oil and gas leases, approximately 176,000 acres in the Chehalis Basin. We are also exploring lease opportunities for additional acres and have identified specific leasehold ownership positions falling within our Chehalis Basin exploration prospect area. Access to virtually all areas in our Chehalis Basin project area is excellent year-round via logging and fire control roads maintained by the forest service or the timber industry. Likewise, numerous potential drill-site locations are already constructed as timber recovery staging areas and may be available to be utilized in the initial testing phase of the drilling program. In April 2007, we commenced drilling three stratigraphic/information holes. For the next 12 months ending March 31, 2008, we plan to acquire additional leasehold rights in the Chehalis Basin project area to secure control of prospective acreage adjacent or contiguous to our existing leases.

Natural Gas Market

     Our Chehalis Basin project area is located in close proximity to the Interstate 5 corridor that parallels the route of the principal interstate pipeline providing natural gas to utility, commercial and industrial customers in Washington and Oregon. With anticipated declines in Canadian-sourced natural gas, we believe that robust markets will exist for any gas produced from the Chehalis Basin. Because of its west coast location and ready connection to a major interstate pipeline, Chehalis Basin market prices would be subject to pricing standards of the New York Mercantile Exchange for most of the year. Regional gas pricing hubs are located at Malin and Stanfield, Oregon. However, seasonal or critical gas demand fluctuations could cause prices to exceed or fall below posted prices on a regular basis.

Exploration Objectives

     The Chehalis Basin is located towards the northern end of a series of sedimentary basins that are present in Oregon and Washington west of the Cascade Range. The region containing this series of basins is generally referred to as the Puget-Willamette Trough. These basins contain thick sequences of predominantly non-marine, coal-bearing sedimentary rock sequences that are correlative in age, closely related in genesis, and very similar in many characteristics. Cascadia Energy Corp. is primarily targeting natural gas from coal seams of the Cowlitz Formation in the Chehalis Basin. Secondary objectives are natural gas, and possibly oil, trapped in conventional sandstone reservoirs.

     Indications of the hydrocarbon potential in the Puget-Willamette Trough are shown by natural gas production at the Mist Field in northwest Oregon, the presence of excellent quality sand reservoir development at the Jackson Prairie Gas Storage Field in southwest Washington, and numerous oil and/or gas shows from historic oil and gas exploration drilling activity.

The Coalbed Methane Industry

     During the past two decades, coalbed methane has emerged as a viable source of natural gas compared to the late 1980s when no significant production outside of the still dominant San Juan Basin in New Mexico, and the Black Warrior Basin in Alabama. According to data from the U.S. Department of Energy’s Energy Information Administration, coalbed methane production totaled 1.72 trillion cubic feet in 2004, an increase of 7.5% over 2003. This production accounted for nearly 9% of the country’s total dry-gas output of 19.7 trillion cubic feet. Coalbed methane production currently comes from fifteen basins located in the Rocky Mountain, Mid-Continent and Appalachian regions. Various evaluation, exploration and development projects are underway in at least four other basins, including Coos Bay and Chehalis basins. One of the coalbed methane industry’s leading information specialists estimates that the number of producing wells nationwide (including those close to achieving production) is approaching 35,000. By comparison, more than 405,000 wells produce natural gas nationwide. However, none of this production of natural gas currently comes from Oregon or Washington. All of the natural gas presently consumed in the Pacific Northwest must be delivered by interstate pipelines from Western Canada and Wyoming.

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

     We also believe that a major factor driving the growth in coalbed methane production is its relatively low finding and development costs. Coalbed methane fields are often found where deeper conventional oil and gas reservoirs have already been developed. Therefore, considerable exploration-cost reducing geologic information is often readily available. This available geological information, combined with comparatively shallow depths of prospective coalbed reservoirs, reduces finding and development costs.

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

     The three main factors that determine whether or not gas can be economically recovered from coalbeds are: (1) the gas content of the coals; (2) the permeability or flow characteristics of the coals; and (3) the thickness of the coalbeds. Gas content is measured in terms of standard cubic feet per ton and varies widely from 430 standard cubic feet per ton in the deep (2,000 to 3,500 feet) San Juan, New Mexico thermogenic coals, and only 60 standard cubic feet per ton for the shallow (300 to 700 feet deep) Powder River, Wyoming biogenic coals. The San Juan coals are considered to have the industry’s highest permeability. Relatively high permeability, which can affect the ability of gas to easily travel to the borehole, is an important factor for the success of coalbed methane wells, but is not absolutely required. The thickness of coalbeds from which coalbed methane is economically produced varies from as little as a few feet in some areas of the gas-rich (300 standard cubic feet) Raton Basin to as much as 75 net feet of coalbed thickness at the relatively gas-poor Powder River Basin.

Competition

     Coalbed methane in the United States is produced by several major exploration and production companies and by numerous independents. The majors include BP American and ConocoPhillips in the San Juan Basin and, to a lesser extent, Chevron USA in the Black Warrior Basin. A number of large and mid-size independents, including Anadarko Petroleum Corporation, CMS Energy Corporation, CNX Gas Corporation, Devon Energy Corporation, Dominion Resources, Inc., El Paso Corporation, EnCana Corporation, Energen Corporation, Equitable Resources, Inc., Fidelity Exploration & Production Company, GeoMet Inc., J.M. Huber Corporation, Lance Oil & Gas Corporation, Penn Virginia Corporation, Pennaco Energy Inc., Pioneer Natural Resources Company, The Williams Companies, Inc., XTO Energy Inc. and Yates Petroleum Corporation, have established production in one or more basins. Dozens of smaller independents, many of whom originally began with conventional oil and gas production and operating a small number of wells, have found profitable niches in coalbed methane. Other new entrants to coalbed methane continue to acquire prospective acreage and to conduct test drilling. By virtue of their strategic property holdings, affiliates of several of the country’s largest coal mining companies also have become active in coalbed methane, such as Consol Energy Inc., Jim Walter Resources, Inc., Peabody Energy Corporation, USX Corporation and Westmoreland Coal Company.

Government Regulation

     Our oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include drilling and discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. >From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to conservation and the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our Company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

     As at July 6, 2007, we had sixteen non-union, full time employees, two of which are executives. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

     Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements.” Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. These include (i) the potential prospective for coalbed methane and conventional natural gas production in the Coos Bay Basin and the Chehalis Basin, (ii) the potential pipeline capacity in the port of Coos Bay area, and (iii) greater market for natural gas in Coos County and the Pacific Northwest region in general. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

     Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements.” In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Relating to Our Business:

     Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

     In their report dated July 2, 2007, our independent auditors stated that our consolidated financial statements for the fiscal year ended March 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and periodic working capital deficiencies. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such funding methods will prove successful.

     We have a history of losses that may continue, which may negatively impact our ability to achieve our business objectives.

     We have accumulated a deficit of $16,645,776 to March 31, 2007 and incurred net losses applicable to common shareholders of $7,765,427 for the fiscal year ended March 31, 2007; and $5,295,572 for the fiscal year ended March 31, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

     If we are unable to obtain additional funding, our business operations will be harmed; and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

     We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $18,500,000 to fund our continued operations for the fiscal year ending March 31, 2008. Additional capital will be required to effectively support our operations and to implement our business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may result in substantial dilution to our then existing shareholders.

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

     Currently, there is no commercial production of coal in the state of Oregon or Washington. Additionally, no coalbed methane gas production exists either in Washington or Oregon. Coalbed methane gas only accounts for a small percentage of all natural gas production in the United States. The closest coalbed methane production to the Coos Bay and Chehalis Basin occurs in the state of Wyoming. As a result, it is unlikely that we will discover any significant amount of coalbed methane in the Coos Bay or Chehalis Basins or be able to establish wells that will produce a profitable amount of coalbed methane gas.

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

     The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring more leases.

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

     Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations that seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be granted. Environmental standards imposed by federal, state, or local authorities may be changed, and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our business operations. Additionally, we may be subject to liabilities for pollution or other environmental damages. We believe that our operations comply, in all material respects, with all applicable environmental and health and safety regulations. To date, we have not been required to spend any material amounts on compliance with environmental and health and safety regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental and health and safety risks.

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

     As of March 31, 2007, we had 33,424,941 shares of common stock issued and outstanding and 25,000 shares of Series E Convertible Preferred Stock outstanding. In addition, we may be obligated to issue between 10,000,000 to approximately 50,000,000 shares of our common stock upon conversion or redemption of the outstanding Series E Convertible Preferred Stock. Ten million shares of our common stock, including all of the shares issuable upon conversion or redemption of the Series E Convertible Preferred Stock may be sold pursuant to a registration statement that became effective on February 9, 2007. Additional shares associated with conversion or redemption of the Series E Convertible Stock may also become available for sale. The sale of these shares may adversely affect the market price of our common stock.

     The issuance of shares upon conversion or redemption of the Series E Convertible Preferred Stock may cause immediate and substantial dilution to our existing stockholders.

     The issuance of shares upon conversion or redemption of the Series E Convertible Preferred Stock may result in substantial dilution to the interests of other stockholders since we may choose to pay for our redemption of the Series E Convertible Preferred Stock through issuance of our common stock and the selling stockholders may also choose to convert and sell the full amount issuable on conversion. The upper limit of the number of shares of our common stock that may be issued from conversion or redemption of Series E Convertible Preferred Stock in the event of default is approximately 50,000,000 shares, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

     Redemption of shares for cash under the terms of the Series E Convertible Preferred Stock may cause us to scale back or cease our operations if we are unable to obtain substitute funding under acceptable terms.

     Enforcement of the conditional mandatory redemption requirement under the terms of the Series E Convertible Stock would result in a monthly cash outflow of more than $1 million and could have a material adverse effect on our financial position and operations. Subsequent to March 31, 2007 and through July 1, 2007, the Series E Convertible Preferred Stock investor, Cornell Capital Partners, LP, has elected, in lieu of cash payments, to accept a limited redemption of $2,350,000 of Series E Preferred Stock plus accrued dividends, which has been converted into 4,767,038 shares of our common stock at a conversion price of $0.50 per share. However, there is no assurance that the Series E Convertible Preferred Stock investor will continue to waive the contractual redemption requirement.

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

     The Securities and Exchange Commission has adopted Rule 15g 9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

  that a broker or dealer approve a person’s account for transactions in penny stocks; and

  the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and

  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

ITEM 2.	PROPERTIES

     Our principal office is located at 1 SW Columbia Street, Suite 640, Portland, Oregon 97258 and was leased for a term beginning October 1, 2006 and ending September 30, 2009 at a cost of $4,400 per month. The office space consists of five offices, a conference room, space for modular workstations and a reception area totaling approximately 2,708 square feet.

     In addition, Methane Energy Corp. leases an office at 200 North Adams, Coquille, Oregon, 97423. The lease runs from August 1, 2006 through July 31, 2008 at a cost of $3,125 per month. The Coquille office is comprised of approximately 3,323 square feet, consisting of twelve offices, a kitchen, and space for modular workstations. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

     Through our subsidiary, Methane Energy Corp., we have leased approximately 118,000 of undeveloped acreage in the Coos Bay Basin as of June 2007. Sixteen thousand acres are leased from Menasha Development Corporation, 29,000 acres from Coos County, 14,000 acres from the State of Oregon, and approximately 59,000 acres from various companies and individual landowners. The total annual lease payments related to the 118,000 acres are approximately $122,000. These leases typically have a five-year term with an option for an additional five years with renewal conditioned on continued payment of annual lease rentals. In addition, we have granted the landowners royalties, typically averaging 12.5% on gross sales resulting from the leases in addition to the 4% overriding royalty interest to be paid to the project originators.

     We have recently completed the initial phases of a pilot well program designed to assess the coalbed methane production capability of the wells in the Coos Bay Basin. The test results will assist our management in determining exploration potential and economic viability of further development plans in the area. We contract for drilling rigs and related services from outside sources. Our coal and water samples are analyzed by independent testing labs, then interpreted by analysts such as Sproule Associates Inc. and MHA Petroleum Consultants for resource assessment.

     Through our subsidiary, Cascadia Energy Corp., we have acquired mineral leasehold rights to 176,000 acres in the Chehalis Basin area of Washington State as of June 2007. We executed a one-year lease option agreement on August 9, 2005 with Weyerhaeuser Company to lease 100,000 acres that we may select from an overall 365,000 acreage block in the Chehalis Basin during the one-year option term and we also obtained a two-year first right of refusal on the balance of the acreage that we do not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which we paid $60,000 and our joint venture partner, St. Helen’s Energy LLC, paid the reminding $40,000. In February 2007, we extended the term of this option for an additional year by committing to a work program of $285,715 by August 2007, pertaining to the full 100,000 acres but may be proportionally reduced based on the number of acres selected for exploration activity during the initial option period. Alternatively, we may simply execute a lease agreement on the acreage at an annual rental rate of $1.00 per acre.

     From October 2006 through May 2007, Cascadia Energy Corp has entered into three additional lease agreements with Weyerhaeuser totaling 36,991 acres, two that required payment of upfront lease bonuses of $428,610 and one that requires annual lease payments of $1,275. Certain of these agreements include a provision requiring Cascadia Energy Corp. to commence a well within the first two years of the lease, or the lease will terminate and we would be required to make a payment of $75,000 to Weyerhaeuser.

     On May 9, 2006, Cascadia Energy Corp. entered into an option to acquire oil & gas lease with Pope Resources LP. This option provides Cascadia Energy Corp. with the right to earn oil and gas leases covering 15,280 acres of mineral rights interests held by Pope Resources LP in Cowlitz and Lewis Counties, Washington, for an option price of $1 per net mineral acre or $15,280. The initial term of this option is for a period of 18 months ending on November 9, 2007. If Cascadia Energy Corp. expends $200,000 on operations and activities in the overall Cedar Creek area during the initial term, the initial term shall be extended for an additional year.

If the conditions for extension of the initial term are not satisfied, this option will terminate as of the expiration of the initial term and, as additional consideration, Cascadia Energy Corp. will pay Pope Resources LP an additional sum of $30,560.

     During the last 18 months, Cascadia Energy Corp. acquired through lease auctions an additional 23,735 acres from the State of Washington Land Trust for initial lease terms of five-years, which acreage is adjacent or contiguous to other of our acreage in the Chehalis Basin. This acreage was acquired for aggregate lease consideration of $37,719 and has been included in the Chehalis Basin project area.

     We have completed considerable geological and geophysical analysis on our Chehalis Basin project acreage and plan to continue exploratory activities. There is no assurance that we will raise sufficient capital to take advantage of our opportunity in Washington State.

ITEM 3.	LEGAL PROCEEDINGS

     We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     We held an annual general meeting of stockholders on December 8, 2006 in Coos Bay, Oregon. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement and all of management’s nominees were elected. Our directors elected at this annual meeting included Michael Raleigh and Curtis Hartzler. Stockholders also approved the appointment of Peterson Sullivan PLLC as our independent auditors (17,394,455 shares voted for, 12,480 shares voted against, 20,020 shares abstained) and approved the amended 2006 Equity Incentive Plan to increase the maximum number of shares reserved for issuance under the plan, including options already granted, from 1,000,000 to 1,800,000 shares (4,006,068 shares voted for, 537,492 shares voted against, 157,757 shares abstained, 12,725,638 shares not voted).

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

     In the United States, our shares of common stock are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “TREN.” The following quotations obtained from Stockwatch reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2004	$ 0.51	$ 0.05
June 30, 2004	$ 1.29	$ 0.38
September 30, 2004(1)	$ 1.18	$ 0.65
December 31, 2004	$ 1.37	$ 0.72
March 31, 2005	$ 1.36	$ 0.93
June 30, 2005	$ 3.56	$ 0.95
September 30, 2005	$ 2.58	$ 1.56
December 31, 2005	$ 2.43	$ 1.68
March 31, 2006	$ 3.07	$ 1.94
June 30, 2006	$ 3.93	$ 1.62
September 30, 2006	$ 2.58	$ 1.40
December 31, 2006	$ 2.00	$ 0.99
March 31, 2007	$ 1.35	$ 0.97

(1)	On July 30, 2004, our trading symbol changed from “SBSY” to “TREN” to reflect the change in our corporate name.

Holders

     Our shares of common stock are issued in registered form. Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, CO 80401 (Telephone: 303.262.0600; Facsimile: 303.262.0604) is the registrar and transfer agent for our shares of common stock.

     On July 6, 2007, the shareholders’ list of our shares of common stock showed 125 registered holders of our shares of common stock and 36,561,953 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

     During the fiscal year ended March 31, 2007, we accrued or paid preferred stock dividends of $695,339. See Notes 10 and 12 to our audited consolidated financial statements.

Equity Compensation Plan Information

     The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at March 31, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted- Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(1)	200,000	$ 0.50	Nil
Equity compensation plans approved by security holders(2)	2,300,000	$ 1.53	Nil
Equity compensation plans approved by security holders(3)	1,465,000	$ 2.09	335,000
Total	3,965,000	$ 1.68	335,000

(1)	Referring to our 2004 non-qualified stock option plan. Please see the “2004 Non- Qualified Stock Option Plan” section below.

(2)	Referring to our 2005 equity incentive plan. Please see the “2005 Non-Qualified Stock Option Plan” section below.

(3)	Referring to our 2006 equity incentive plan. Please see the “2006 Equity Incentive Plan” section below

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

     As of March 31, 2007, 200,000 options with an exercise price of $0.50 per share remained outstanding under the 2004 Plan.

2005 Equity Incentive Plan

     On March 17, 2005, our board of directors adopted the 2005 Equity Incentive Plan for our executives, employees and outside consultants and advisors. Under the 2005 Equity Incentive Plan, executives, employees and outside consultants and advisors may receive awards as described in the 2005 Equity Incentive Plan. The purpose of the equity incentive plan is to provide long-term performance incentives to those key employees and consultants of our Company and our subsidiaries who are largely responsible for the management, growth and protection of the business of our Company and our subsidiaries. A maximum of 2,000,000 shares of our common stock are subject to the 2005 Equity Incentive Plan. As of December 31, 2005, a registration statement on Form S-8 was filed to register the common stock issuable under our 2005 Equity Incentive Plan with an amendment to increase the number of shares under the plan to 2,500,000. As of March 31, 2007, 2,500,000 options with an average exercise price of $1.47 per share had been granted under the 2005 Equity Incentive Plan as further described below.

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

On November 22, 2005 40,000 stock options were granted to a consultant under the 2005 Equity Incentive Plan to purchase 40,000 shares of our common stock with an exercise price of $2.00 per share. On January 16, 2006, 310,000 stock options were granted to a newly hired officer and to other employees and consultants under the 2005 Equity Incentive Plan with an exercise price of $2.11 per share. In addition, we had previously granted a consultant the option to purchase 200,000 shares of our common stock at an exercise price of $0.83 per share pursuant to a consulting agreement for public and investor relations with a third party in which 25% of the options vest immediately and 25% vest every quarter thereafter and either party may terminate the investor relations agreement with thirty days’ written notice. These options were originally granted outside of the 2005 Equity Incentive Plan, subsequently were revised to be included under the 2005 Equity Incentive Plan, and were exercised by the consultant during fiscal year 2007. There are currently no further options available for grant under the 2005 Equity Incentive Plan.

2006 Equity Incentive Plan

     On May 10, 2006, our board of directors adopted the 2006 Equity Incentive Plan for our executives, employees and outside consultants and advisors. Under the 2006 Equity Incentive Plan, executives, employees and outside consultants and advisors may receive awards as described in the 2006 Equity Incentive Plan. The purpose of the equity incentive plan is to provide long-term performance incentives to those key employees and consultants of our Company and our subsidiaries who are largely responsible for the management, growth and protection of the business of our Company and our subsidiaries. A maximum of 1,800,000 shares of our common stock are subject to the 2006 Equity Incentive Plan. As of March 31, 2007, 1,465,000 options with an average exercise price of $2.09 per share had been granted under the 2006 Equity Incentive Plan to directors and to employees. Under the 2006 Equity Incentive Plan, 355,000 options remain available for grant.

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

     In July and September 2005 and January 2006 we issued in a series of related tranches a total of 12,500 shares of Series C convertible preferred stock for $12,500,000. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. The Series C convertible preferred stock was converted to 7,651,648 shares of our common stock, 2,083,614 of which were issued in fiscal 2006 and 5,568,034 of which were issued in our fiscal 2007 year end. The Series C convertible preferred stock has now been converted in full. On May 10, 2006, we issued 228,714 of our common shares in payment of $343,712 due in accrued dividends on our Series C convertible preferred stock during the period it was outstanding. Dividends accrued on our Series C convertible preferred stock have now been paid in full.

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

     In June 2006 we committed to the issuance of 25,000 shares of Series E convertible preferred stock for $25,000,000. These shares were issued in reliance on Rule 506 of Regulation D under the Securities Act of 1933. Certain registration rights were granted to investors pursuant to this financing. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to one accredited investor and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. The Series E convertible preferred stock is convertible into common stock by the holder at any time by dividing the dollar amount being converted by $2.50. The holder of the Series E convertible preferred stock may only convert up to $1,250,000 of Series E convertible preferred stock into common shares in any 30 day period. Commencing on the earlier of the month following acceptance of the registration statement and December 1, 2006, we were required to convert up to 5% of the initial investment each month, payable in shares valued at $2.50 if the stock trading price is $2.50 or above; in stock valued at $1.67 or in cash at the initial investment amount plus 20% if the stock trading price is between $1.67 and $2.50; and in cash at the initial investment amount plus 20% if the stock trading price is below $1.67.

     The first conditional mandatory redemption payment was due on December 1, 2006 with additional payments due on the first trading day of each subsequent month in an amount sufficient to ratably retire the Series E Convertible Preferred Stock over the period ending August 1, 2008. The Series E Convertible Preferred Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007. Subsequent to March 31, 2007 and through July 1, 2007, the investor has elected, in lieu of a cash payment, to accept a limited redemption, totaling $2,350,000 plus accrued and unpaid dividends, which has been converted into 4,767,038 shares of our common stock at a conversion rate of $0.50 per share.

We have no assurance that the Series E convertible preferred stock investor will continue to limit the contractual redemption requirement or to accept payment in shares of our common stock at the $0.50 per share conversion rate.

     As a condition of the Series E convertible preferred stock private placement mentioned in the preceding paragraph, we filed a registration statement registering 10,000,000 common shares for conversion from Series E convertible preferred stock. The registration statement was declared effective on February 9, 2007; and all proceeds from the issuance of the Series E convertible preferred stock have been received.

     On July 21, 2006, we entered into an agreement with GeoMechanics International, Inc. (“GMI”) pursuant to which GMI provided certain technical services to the Coos Bay project during the 2006/2007 drilling season in return for 125,000 shares of our common stock. These technical services were valued at $227,500 and included geomechanical evaluation, modeling and advisory services.

     In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons, who represented that they were accredited, were accredited or sophisticated investors and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

     Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the annual report are unaffiliated with us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     We did not purchase any of our shares of common stock or other securities during the fiscal year ended March 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

     The following selected financial data as of and for the dates indicated have been derived from our consolidated financial statements. You should read the following selected financial data together with our consolidated financial statements and related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The selected consolidated statement of operations data of our Company for the year ended March 31, 2007 and the consolidated balance sheet data of our Company as of March 31, 2007, 2006 and 2005 are derived from our consolidated financial statements that have been audited by Peterson Sullivan PLLC. The selected consolidated statement of operations data of our Company for the two year period ended March 31, 2004 and 2003 and the consolidated balance sheet data of our Company as of March 31, 2004 and 2003 are derived from our consolidated financial statements that have been audited by Moore Stephens Ellis Foster Ltd., Chartered Accountants. The historical results are not necessarily indicative of the operating results to be expected in the future.

Consolidated Statement of Operations Data (Dollars in Thousands)	Year Ended March 31,
	2007	2006(3)	2005	2004(2)	2003(1)
Sales or Operating Revenue	Nil	Nil	Nil	Nil	Nil

Loss from Continuing Operations	$ (6,360)	$ (4,036)	$ (2,419)	$ (375)	$ (417)
General and Administrative Expenses	$ 6,654	$ 4,193	$ 2,419	$ 412	$ 347
Exploration Costs	$ 14,668	$ 13,602	$ 2,775	$ -	$ -
Other Income (Expense)	$ 294	$ 157	$ 1	$ 37	$ (70)
Net Loss Applicable to Common Shareholders	$ (7,765)	$ (5,296)	$ (2,701)	$ (375)	$ (396)
Basic and Diluted Net Loss per Avg. Shares Outstanding	$ (0.24)	$ (0.22)	$ (0.17)	$ (0.04)	$ (0.05)
Consolidated Balance Sheet Data (Dollars in Thousands)	Year Ended March 31
	2007	2006	2005(3)	2004	2003(2)
Working capital	$3,072	$ 1,152	$ 1,969	$ (15)	$ (210)
Total assets	$ 38,957	$ 19,927	$ 5,648	$ 13	$ 1
Long-term obligations and redeemable preferred stock	$ 9	$ -	$ -	$ -	$ -
Cash dividends per common Share	$ -	$ -	$ -	$ -	$ -

(1)

We were incorporated under the name of iRV, Inc. on July 17, 2002. We were initially involved in the business of providing services to the e-commerce industry. However, we ceased all activities in the e-commerce industry by the end of the fiscal year ended March 31, 2003.

(2)

We changed our name to Scarab Systems, Inc. on March 24, 2003 and acquired all the issued and outstanding shares of Catalyst Technologies, Inc., which was in the web design and Internet application development business.

(3)

We changed our business to oil and gas exploration when we first incorporated our subsidiary, Methane Energy Corp. on April 30, 2004. Since that time, we have focused our business operations on exploration of oil and gas.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and the related notes for the years ended March 31, 2007, 2006 and 2005 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

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

     Additional private placements from July 1, 2004 to September 30, 2004 (second quarter of fiscal 2005) and from January 1, 2005 to March 31, 2005 (fourth quarter of fiscal 2005) allowed us to complete additional lease acquisitions, core hole drilling, marketing and public relations, and pay legal and professional fees related to the Oregon properties. Private placements completed between April 1, 2005 and June 30, 2006 provided sufficient funding to complete a pilot well program on the Oregon prospect from which we plan to obtain production evaluation data, and to acquire option rights and lease rights on prospective acreage in the State of Washington, and to begin core holes drilling on prospective acreage in the State of Washington. Additional financings will be required to support further leasing activities and related exploratory drilling and testing programs on both our Oregon and Washington prospects.

Land Acquisition

     We currently lease approximately 118,000 acres in the Coos Bay Basin of Oregon and 60,720 acres in the Chehalis Basin of Washington with up to an additional 115,280 acres in the Chehalis Basin subject to lease option agreements. Our objective is to achieve a land lease position of approximately 125,000 acres in the Coos Bay Basin and approximately 180,000 acres in the Chehalis Basin by the end of fiscal 2008, although there is no assurance that we can reach these goals.

Exploration Activities

     We are planning to continue an aggressive drilling and exploration program in the Coos Bay Basin. Based on existing data, which provided substantial subsurface information and substantive indications of economic viability, we are planning to continue our current completion program and extend our drilling program during fiscal 2008, with up to ten new wells planned in the Westport area of Coos Bay. Contingent upon successful completion results, we plan to connect any producing wells to the Coos County pipeline.

     We also plan to continue our exploratory activities in the Chehalis Basin area with up to five stratagraphic and pilot wells to be drilled in the latter half of 2007 and early 2008. Retrieval, analysis and testing of core samples obtained from these wells will provide a basis for structuring a plan for a potential resource development program.

     We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $18,500,000 to fund our continued operations for the fiscal year ending March 31, 2008. Additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy.

Major expenditures expected for the next 12 months include the following:

Well drilling, completion and testing:	$12,000,000
Land and leasing expenditures:	800,000
Geological and geophysical	400,000
expenditures:
Operating expenses:	1,000,000
General and administrative:	4,300,000
Total	$18,500,000

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

Liquidity and Capital Resources

     Our cash on hand was $5,941,577 as of March 31, 2007 compared to $2,658,719 at March 31, 2006. Our working capital surplus was $3,071,530 as of March 31, 2007 as compared to $1,151,881 at March 31, 2006.

     During the fiscal year ended March 31, 2007, we received net proceeds of $23,115,000 from the issuance of shares of our preferred stock. This compares to net proceeds of $3,444,285 from common stock issues and $11,552,000 from preferred stock issues during the fiscal year ended March 31, 2006.

     During the fiscal year ended March 31, 2007, we expended cash of $13,463,412 on our Coos Bay and Chehalis Basin projects compared to $11,435,664 during the fiscal year ended March 31, 2006. Expenditures on the Coos Bay project for the year ending March 31, 2007 were $13,056,712 and included $385,434 in seismic and lease costs, $12,250,086 in drilling costs for the pilot well program and $421,192 for geological and geophysical consulting fees. During the comparative period in the prior year, our expenditures for Coos Bay were $11,152,801 and included $522,043 for seismic and lease costs, $9,997,602 in drilling costs and $633,156 for geological and geophysical consulting fees.

     During the fiscal year ended March 31, 2007, cash expenditures for our Chehalis Basin project totaled $406,700 and included $319,344 for seismic and lease costs, $25,843 in drilling costs and $61,513 for geological and geophysical consulting. During the same period in the prior year, our expenditures for the Chehalis Basin project area were $282,863 and included $224,588 for seismic and lease costs and $58,725 for geological and geophysical consulting. The Chehalis Basin expenditures are net of the 40% participation by our joint venture partner.

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

     During the fiscal year ended March 31, 2005, 500 Series B convertible preferred shares were converted into 614,358 shares of our common stock at an average price of $0.83 per share of common stock. In the fiscal year ended March 31, 2006, all of the remaining 1,700 Series B convertible preferred shares were converted into 1,795,253 shares of our common stock at an average price of $1.06 per share of common stock. Please refer to Note 9 to our audited consolidated financial statements.

Series C Convertible Preferred Shares

     We are authorized to issue up to 25,000 shares of Series C preferred stock, par value $0.01. On July 19, 2005, we closed a private placement of Series C Convertible Preferred Stock (“Series C Stock”) at $1,000 per share for 12,500 shares. Our Series C Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $3.00 or 85% of the lowest volume weighted average trading price per share of our common stock for 5 trading days. As a condition of the private placement, we agreed to file a registration statement registering up to 12,500,000 shares of common stock in order to receive all of the proceeds of the private placement. Please refer to Note 10 to our audited consolidated financial statements.

     During the second fiscal quarter ended September 30, 2005, we completed a $12,500,000 Series C Stock offering. Under the terms of this financing, we received gross proceeds of $6,000,000 on closing and an additional $3,500,000 upon filing a registration statement on Form SB 2 registering the converted shares of common stock for resale. An additional $3,000,000 in gross proceeds was received upon effectiveness of the registration statement. The registration statement was accepted by the Securities Exchange Commission on January 12, 2006; and on January 13, 2006 our Company received $2,775,000 in proceeds from payment of the final tranche, net of a 7.5% finders’ fee. These proceeds are being used to fund our Coos Bay program and for general working capital. For more details please review our Form 8-K filing of July 20, 2005 and refer to Note 10 to our audited consolidated financial statements.

     The Series C Stock was converted to 7,651,648 shares of our common stock, 2,083,614 of which were issued in fiscal 2006 and 5,568,034 of which were issued in fiscal 2007. The Series C Stock has now been converted in full.

Series E Convertible Preferred Shares

     We are authorized to issue up to 25,000 shares of Series E preferred stock, par value $0.01. On June 28, 2006, we closed a private placement of Series E Convertible Preferred Stock at $1,000 per share for 25,000 shares. Our Series E Convertible Preferred Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by $2.50. The holder of the Series E Convertible Preferred Stock may only convert up to 1,250 Series E Convertible Preferred Stock into common shares in any 30 day period. We may, in our discretion, waive this conversion limitation; and this conversion limitation shall not apply upon the occurrence and continuance of an event of default. We are also required to redeem a certain amount of Series E Convertible Preferred Stock each month starting the month after this registration statement becomes effective or December 1, 2006, whichever is earlier. If the closing trading price of our common stock exceeds $2.50 for the five consecutive trading days immediately before a redemption date, then we will not need to make the redemption. We may elect to pay for the redemption of Series E Convertible Preferred Stock by cash or through issuance of our common stock. If we choose to pay for the redemption of Series E Convertible Preferred Stock in cash, we will need to pay the liquidation amount of the Series E Convertible Preferred Stock to be redeemed plus a 20% redemption premium. If we choose to pay for the redemption of Series E Convertible Preferred Stock through issuance of our common stock, the number of shares of our common stock to be issued is determined by dividing the liquidation amount of the Series E Convertible Preferred Stock to be redeemed by $1.67. However, if the closing trading price of our common stock as of the redemption date falls below $1.67, we will not be allowed to pay for the redemption through issuance of our common stock.

     As a condition of the private placement, we agreed to file a registration statement registering up to 15,000,000 shares of common stock in order to receive all of the proceeds of the private placement. The Series E Convertible Preferred Stock investor modified this requirement to initially register 10,000,000 shares of common stock. On February 9, 2007, the registration statement was filed and approved by the Securities and Exchange Commission; and we have received all of the proceeds related to the private placement.

     The first conditional mandatory redemption payment was due on December 1, 2006 with additional payments due on the first trading day of each subsequent month in an amount sufficient to ratably retire the Series E Convertible Preferred Stock over the period ending August 1, 2008. The Series E Convertible Preferred Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007. Subsequent to March 31, 2007 and through July 1, 2007, the Series E Convertible Preferred Stock investor has elected, in lieu of a cash payment, to accept a limited redemption, totaling $2,350,000 plus accrued and unpaid dividends, which has been converted into 4,767,038 shares of our common stock at a conversion rate of $0.50 per share. We have no assurance that the Series E convertible preferred stock investor will continue to limit the contractual redemption requirement or to accept payment in shares of our common stock at the $0.50 per share conversion rate. Please refer to Note 12 to our audited consolidated financial statements.

     In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” the Company has determined that this limited redemption amount of $2,350,000 has met the characteristics of a liability and, therefore, has been classified as a current liability in the Company’s financial statements for its fiscal year ended March 31,2007. Subsequent to March 31, 2007 and prior to the issuance of these financial statements, the Company and the investor agreed to this limited redemption of 2,350 shares of the Series E Stock as a negotiated settlement to the conditional mandatory redemption provisions that would have required cash redemption payments of $7,058,824 for 5,882 shares of Series E Stock. See Note 16 for additional discussion regarding this subsequent event related to the conditional mandatory redemption of the Series E Stock.

Warrants

     We issued no warrants during the fiscal years ended March 31, 2007 and March 31, 2006. During the fiscal year ended March 31, 2005, we issued warrants attached to a private placement to purchase 1,442,930 shares of our common stock at a price of $0.50 per share exercisable until May 19, 2006. We also issued warrants attached to a private placement to purchase 500,000 shares of our common stock at a price of $0.55 per share exercisable until July 7, 2006. A total of 1,614,359 warrants were exercised in fiscal 2005. During the year ended March 31, 2006, 228,571 shares of common stock were issued pursuant to the exercise of share purchase warrants for proceeds of $114,285. As of March 31, 2006, all previously issued warrants had been exercised. Please refer to Note 8 to our audited consolidated financial statements.

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

$3,300,000 Private Placement

     In July 2005, we closed a private placement with three institutional investors resulting in gross proceeds of $3,300,000 by issuing 1,650,000 shares of common stock at a price of $2.00 per share. These placement proceeds were used to fund our pilot well program in Coos Bay, Oregon. For more details please review our Form 8-K filings dated July 20, 2005 and refer to Note 13 to our audited consolidated financial statements.

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

     The trading price of our shares of common stock and a downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Results of Operations

     As we have remained in the early stages of development, we have not yet generated any revenues from our operations.

     The results of operations include the results of our Company and its wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the years ended March 31, 2007 and 2006; and our Company and its wholly owned subsidiary, Methane Energy Corp., for the year ended March 31, 2005.

During the years ended March 31, 2007, 2006 and 2005, our Company performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., held the interests in the leases and operated the Coos Bay project and Chehalis Basin project, respectively.

Year ended March 31, 2007 compared to year ended March 31, 2006

     Operating expenses during the year ended March 31, 2007 increased significant by over the twelve months ended March 31, 2006 due to expansion of our activities in both the Coos Bay project and the Chehalis Basin project. During the year ended March 31, 2007, we completed drilling on pilot production wells in the Westport area of the Coos Bay Basin of Oregon and commenced pre-drilling activities in the Chehalis Basin of Washington. The most significant operating expense increases were consulting fees, payroll expense, stock-based compensation, investor relations and travel.

     Operating expenses were $6,654,031 for the year ended March 31, 2007, compared with $4,193,346 for the year ended March 31, 2006. The full-year impact of a growing internal staff dealing with all functions of a two-basin land-acquisition and exploration program led to payroll expenses of $968,830 in fiscal 2007, a $876,833 increase over the $91,997 incurred during the previous fiscal year.

     Consulting expense increased by $475,897 from $605,920 in fiscal 2006 to $1,081,817 in fiscal 2007 primarily due to consulting services related to defining financing alternatives to fund our activities during fiscal 2007.

     Stock-based compensation expenses of $2,465,796 during fiscal 2007 rose by $390,374 from fiscal 2006 of $2,075,422. This occurred as we granted stock options to three new independent directors, our new president and chief executive, and other new employees during the most recent fiscal year.

     Directors’ fees increased from $25,000 in fiscal 2006 to $77,500 in fiscal 2007. We increased our compensation to outside directors from $10,000 per year to $30,000 per year and were successful in attracting three new independent directors to our board.

     Investor relations expenses were $592,371 for the year ended March 31, 2007, compared with $163,435 for the year ended March 31, 2006. This increase of $428,936 was primarily a result of expenditures on a program intended to stimulate investor awareness during the period when our Series C Stock was being converted to common shares, which were being sold on the open market by the investors.

     During the twelve months ended March 31, 2007, we paid $105,442 for lease rentals related to our increasing portfolio of oil and gas leases. During the preceding twelve-month period we had paid a total of $73,254 in lease rentals.

     Office rental costs increased from $59,472 in fiscal 2006 to $132,273 in fiscal 2007, an increase of $72,801. The increase came as a result of our moving into new office locations with additional space in both Coquille, Oregon, our operational office for Methane Energy Corp., and Portland, Oregon, our administrative office.

     Travel costs for the year ended March 31, 2007 were $383,779 as compared to $287,563 for the same period last year. The additional travel costs totaling $96,216 related to efforts to secure financing and to increased activity in both the Coos Bay Basin and the Chehalis Basin.

     We invested excess cash in term deposits during the year ended March 31, 2007 resulting in interest revenue of $294,053. Similar investments during the twelve months ended March 31, 2006 resulted in $156,799 of interest revenue.

     We recorded the remaining $710,110 in value and a like amount in accretion related to the beneficial conversion feature on the Series C Stock during the year ended March 31, 2007. We also accrued $35,270 for dividends on our Series C Stock.

Year ended March 31, 2006 compared to year ended March 31, 2005

     Operating expenses increased considerably between the fiscal 2006 and fiscal 2007 periods due to our increased activity compared to the prior period when we were only beginning to re-establish our operations. During the year ended March 31, 2006, we completed drilling on the initial exploratory wells in the Coos Bay Basin of Oregon and commenced completion and testing operations. The most significant operating expenses increases consisted of consulting fees and payroll expense, lease rentals, insurance, legal and accounting fees, stock-based compensation and travel expenses.

     Operating expenses were $4,193,346 for the year ended March 31, 2006, compared with $2,419,652 for the year ended March 31, 2005. A significant portion of the increase in expenditures was attributable to stock-based compensation expenses of $2,075,422 (2005 - $701,740) related to the granting of six tranches of stock options during the year ended March 31, 2006.

     Consulting fees were $605,920 for the year ended March 31, 2006, compared with $288,845 for the previous twelve months. This increase is a result of our expanded operating and funding activities to develop the corporate infrastructure to properly manage and direct our coalbed methane projects. Additionally, we began adding permanent employees to handle both technical and administrative functions for us that added $91,997 in payroll expense for the fiscal year 2006 as compared to the previous fiscal year. There is now a management team in place to continue the exploration of the Coos Bay project in Methane Energy Corp. and to start planning for the exploration of the Chehalis basin project in Cascadia Energy Corp.

     Investor relations expenses were $163,435 for the year ended March 31, 2006, compared with $864,375 for the year ended March 31, 2005. A significant portion of the prior period investor relations expenses consists of $450,000 in fees for a shareholder awareness mail distribution program that has not been renewed. Additionally, the reduced balance for the twelve months ending March 31, 2006 partially attributable to a reversal of prior year investor relations expenses of $99,641. This reversal relates directly to the cancellation of 200,000 stock options that were originally granted during the fiscal year ended March 31, 2005.

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

     We recorded the remaining $105,081 for dividend accretion related to the beneficial conversion feature on the Series B Stock during the year ended March 31, 2006. We recorded $845,763 in value and $845,763 in accretion, both related to the beneficial conversion feature associated with the Series C Stock that was issued during the year ended March 31, 2006. We also accrued $308,442 for dividends to be paid on the Series C Stock.

Contractual Obligations

     As of March 31, 2007, the following table provides details of certain contractual obligations of the Company. For more information regarding these obligations, see the Company’s audited consolidated financial statements and footnotes referenced below.

	Total	Less than 1 year	1 -3 years
Convertible Series E Preferred	$25,000,000	$2,350,000	$22,650,000
Stock (see Note 12)
Operating Lease Obligations	152,847	106,992	45,855
(see Note 15)
Long-term Note (see Note 2)	46,875	37,500	9,375
Total	$25,199,722	$2,494,492	$22,705,230

Off-Balance Sheet Arrangements

     None

New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS 157 addresses differences in the definition of fair value and guidance in applying the definition of fair value to the many accounting pronouncements that require fair value measurements. SFAS 157 emphasizes that (1) fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing the asset or liability for sale or transfer and (2) fair value is not entity-specific but based on assumptions that market participants would use in pricing the asset or liability. Finally, SFAS 157 establishes a hierarchy of fair value assumptions that distinguishes between independent market participant assumptions and the reporting entity’s own assumptions about market participant assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that SFAS 157 will have a material impact on our consolidated results of operations, financial position or liquidity.

     In September 2006, the SEC staff issued Staff Accounting Bulletin 108 (“SAB 108”), “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements and concludes that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. The provisions of SAB 108 are effective for our Company beginning April 1, 2007. We do not expect that the implementation of SAB 108 will have a material impact on our consolidated results of operations, financial position or liquidity.

     In July 2006, FASB issued FASB Interpretation (FIN) No. 48, “Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our financial position, results of operations or cash flows.

     In February 2006, FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 clarifies certain issues related to definitions of, measurement of, and accounting for derivative instruments. Specifically, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Finally, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No. 155 will have no impact on our Company’s consolidated financial statements.

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

Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared on a going concern basis. We have accumulated a deficit of $16,645,776 from inception to March 31, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing equity securities and at March 31, 2007 we had working capital of $3,071,530, largely as a result of completing private placements during the year ended March 31, 2007 that raised aggregate net proceeds of $23,115,000. Management plans to continue to provide for our capital needs by issuing equity securities. These consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Stock-based Compensation

     Effective April 1, 2004, we adopted SFAS No. 123 “Accounting for Stock Based Compensation” as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure”. Effective April 1, 2006, we adopted FAS 123(R), “Share-Based Payment,” using the modified prospective approach. We recognize stock-based compensation expense using a fair value based method.

     Prior to the adoption of these standards, we applied the disclosure provision of SFAS No. 123 for stock options granted to directors, officers and employees. As permitted by SFAS No. 123, we followed the intrinsic value approach of APB No. 25 “Accounting for Stock Issued to Employees” and the related interpretations. We have a stock option plan that is described more fully in Note 7 to our audited consolidated financial statements

Accounting for Derivative Instruments and Hedging Activities

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

Asset Retirement Obligations

     We recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost pool of the related asset and amortized using the units of production method. The liability accretes until we settle the obligation.

Oil and Gas Properties

     We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future costs of exploration of unproved properties are determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. As of March 31, 2007, all of our oil and gas properties were unproved and were excluded from amortization.

     The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. As at March 31, 2007, none of our unproved oil and gas properties was considered impaired.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Rating Risk

     As of March 31, 2007, we had $5,941,577 in cash, cash equivalents and short term investments, of which $941,577 was held in our operating accounts and $5,000,000 was invested in time deposits with 30-day maturities. Based on sensitivity analyses performed on the financial instruments held as of March 31, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Price Risk

     As of March 31, 2007, we have no coalbed methane gas production. At such time as we do record commercial production volumes of coalbed methane gas, we will be subject to commodity price risk related to the sale of such production. Prospectively, commodity prices received for our production will be based on spot prices applicable to natural gas, which are volatile, unpredictable, and beyond our control. Accordingly until such time as we establish measurable production volumes, our vulnerability to fluctuations in the price of natural gas is negligible.

Exchange Rate Sensitivity

     As of March 31, 2007, our suppliers bill us for drilling and other operating costs almost exclusively in U.S. dollars. Accordingly, a 10% change in the U.S./Canadian exchange rate is not expected to have a material effect on our near term financial condition or results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm.

Audited Consolidated Balance Sheets as of March 31, 2007 and 2006.

Audited Consolidated Statements of Stockholders’ Equity (Deficit) from October 8, 2001 (inception) to March 31, 2007.

Audited Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005.

Audited Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005.

FINANCIAL STATEMENTS

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Financial Statements

March 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Torrent Energy Corporation
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Torrent Energy Corporation and Subsidiaries (an exploration stage company) ("the Company") as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2007, 2006, and 2005, and for the period from October 8, 2001 (inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the cumulative period from October 8, 2001 (inception) to March 31, 2004, were audited by other auditors whose report dated April 7, 2004, expressed an unqualified opinion on those statements although their opinion was modified for going concern considerations. The financial statements for the period from October 8, 2001 (inception) to March 31, 2004, include total revenues and net loss of $0 and $883,317, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period from October 8, 2001 (inception) to March 31, 2007, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torrent Energy Corporation and Subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended March 31, 2007, 2006, and 2005, and for the cumulative period from October 8, 2001 (inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

July 2, 2007
Seattle, Washington

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Balance Sheets

	March 31,	March 31,
ASSETS	2007	2006
Current Assets
Cash and cash equivalents	$5,941,577	$2,658,719
Joint venture receivables	147,928	46,745
Inventory	906,208	375,355
Prepaid expenses and deposits	511,135	398,620

Total Current Assets	7,506,848	3,479,439

Oil and gas properties, unproven (Note 4 )	31,234,262	16,377,085
Other assets, net of depreciation of $43,762 and $2,533	215,999	70,759

Total Assets	$38,957,109	$19,927,283

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,379,204	$1,931,985
Accounts payable – related parties (Note 3)	8,545	87,131
Convertible Series E preferred stock subject to mandatory redemption,
2,350 shares outstanding (2006 – Nil) (Note 12)	2,350,000	-
Preferred stock dividends payable	660,069	308,442
Current portion of long-term note	37,500	-

Total Current Liabilities	4,435,318	2,327,558

Long-term Liabilities
Long-term note	9,375	-

Total Liabilities	4,444,693	2,327,558

Commitment and Contingencies (Notes 4 and 15)

STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital
Convertible Series C preferred stock, $0.01 par value, 25,000 shares
authorized, 12,500 shares issued and Nil outstanding (2006 – 8,375)	-	84
Convertible Series E preferred stock, $0.01 par value, 25,000 shares
authorized, 25,000 shares issued and outstanding (2006 – Nil)	226	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
33,424,941 shares issued and outstanding (2006 – 27,531,907)	33,425	27,532

Additional paid in capital	51,124,541	26,452,458

Deficit accumulated during the exploration stage	(16,645,776)	(8,880,349)
Total stockholders’ equity (deficit)	34,512,416	17,599,725
Total liabilities and stockholders’ equity (deficit)	$38,957,109	$19,927,283

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Formerly Scarab Systems, Inc.)
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from October 8, 2001 (Inception) to March 31, 2007

				Share	Deficit
				subscriptions	accumulated	Total
	Common Stock		Additional paid-	received/	during	Stockholders’
	Shares	Amount	in capital	(receivable)	exploration stage	equity (deficit)
Stock issued for cash at $0.001 per share in October 2001	5,425,000	$5,425	$-	$-	$-	$5,425
Stock issued for intangible asset acquisition at $0.001 per share in October 2001	200,000	200	-	-	-	200
Issued 1,440,000 common stock at $0.001 per share in October 2001	1,440,000	1,440	-	(1,440)	-	-
Stock issued at $0.50 per share in November 2001	675,000	675	336,825	(337,500)	-	-
Stock issued for cash at $0.50 per share in January 2002	390,000	390	194,610	-	-	195,000
Net(loss)for the period	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	8,130,000	8,130	531,435	(338,940)	(112,434)	88,191

Stock issued for cash at $0.25 to $0.50 per share in April 2002	130,000	130	39,870	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	1,446,299	1,446	(1,446)	-	-	-
Acquisition of MarketEdge Direct	-	-	-	337,500	-	337,500
Proceeds of share subscription	-	-	-	1,440	-	1,440
Return of stocks in connection with disposal of MarketEdge Direct	(540,000)	(540)	(358,042)	-	-	(358,582)
Proceeds of 96,000 share subscription at $0.40 to $0.50 per share	-	-	-	40,500	-	40,500
241,020 shares allotted for services rendered at $0.10 to $0.40 per share	-	-	33,306	-	-	33,306
Net (loss) for the year	-	-	-	-	(396,277)	(396,277)
Balance, March 31, 2003	9,166,299	9,166	245,123	40,500	(508,711)	(213,922)

Stocks issued for services rendered and recorded in fiscal year 2004	241,020	241	(241)	-	-	-
Stocks issued at $0.40 to $0.50 per share	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	1,200,000	1,200	118,800	-	-	120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	195,740	-	-	195,740
Forgiveness of debt – related party	-	-	110,527	-	-	110,527
Net (loss) for the year	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	12,173,319	$12,173	$855,883	$-	$(883,317)	$(15,261)

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Formerly Scarab Systems, Inc.)
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from October 8, 2001 (Inception) to March 31, 2007

						Share	Deficit
	Series B					subscriptions	accumulated	Total
	Preferred Stock		Common Stock		Additional	received/	during exploration	Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	(receivable)	stage	equity (deficit)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	$-	640,000	$640	$63,360	$-	$-	$64,000
Stocks and warrants issued under a private placement at $0.35 per share in May 2004	-	-	1,442,930	1,443	503,582	-	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004			300,000	300	161,700	-	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004 and January 2005 (Note 4)			1,200,000	1,200	454,800	-	-	456,000
Stocks and warrants issued under a private placement at $0.40 per share in July 2004			500,000	500	199,500	-	-	200,000
Stocks issued under a private placement at $1.00 per share in 2005, net of share issue costs of $100,000			2,500,000	2,500	2,397,500	-	-	2,400,000
Stocks issued for exercise of warrants at $0.50 and $0.55 per share (Note 8)			1,614,359	1,614	825,565	-	-	827,179
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 9)	2,200	22	-	-	1,934,978	-	-	1,935,000
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	614,358	615	(610)	-	-	-
Beneficial conversion feature on convertible Series B preferred stock (Note 9)	-	-	-	-	315,245	-	-	315,245
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	701,740	-	-	701,740
Net (loss) for the year	-	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	20,984,966	$20,985	$8,413,243	-	$(3,584,777)	$4,849,468

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Formerly Scarab Systems, Inc.)
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from October 8, 2001 (Inception) to March 31, 2007

								Deficit
								accumulated
	Series B		Series C					during	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	exploration	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	stage	equity (deficit)
Stock issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	$(17)	-	$-	1,795,254	$1,795	$(1,778)	$-	$-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	(105,081)	(105,081)
Common stock issued for cashless exercise of stock options (Note 7)	-	-	-	-	89,502	89	(89)
Cancellation of stock options as compensation (Note 7)	-	-	-	-	-	-	(99,641)		(99,641)
Common stock issued for exercise of warrants ranging from $0.50 to $0.55 per share (Note 8)	-	-	-	-	328,571	329	168,956		169,285
Common stock issued at $2 per share under a private placement in July 2005, net of issuance cost (Note 13)	-	-	-	-	1,650,000	1,650	3,273,350		3,275,000
Convertible Series C preferred stock issued under a private placement at $1,000 per Series C share in July 2005, net of issuance costs (Note 10)	-	-	12,500	125	-	-	11,551,875	-	11,552,000
Beneficial conversion feature on convertible Series C preferred stock (Note 10)	-	-	-	-	-	-	845,763	-	845,763
Accretion of Series C beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	(845,763)	(845,763)
Series C stock dividend			-	-	-	-	-	(308,442)	(308,442)
Common stock issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	-	-	(4,125)	(41)	2,083,614	2,084	(2,043)	-	-
Common stock issued for acquisition of oil and gas properties at $0.38 per share in February 2006 (Note 4)	-	-	-	-	600,000	600	227,400	-	228,000
Stock based compensation for the period	-	-	-	-	-	-	2,075,422	-	2,075,422
Net (loss) for the period	-	-	-	-	-	-	-	(4,036,286)	(4,036,286)
Balance, March 31, 2006	-	$-	8,375	$84	27,531,907	$27,532	$26,452,458	$(8,880,349)	$17,599,725

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Formerly Scarab Systems, Inc.)
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from April 1, 2006 to March 31, 2007

												Deficit
											Share	accumulated	Total
	Series B		Series C		Series E				Additional		subscriptions	during	Stockholders'
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Shares	Received/	exploration	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	(Receivable)	stage	(Deficit)
Beneficial conversion feature on convertible Series C Preferred Stock (Note 10)	-	-	-	-	-	-	-	-	$710,110	-	-	-	710,110

Accretion of Series C beneficial conversion feature (Note 10)	-	-	-	-	-	-	-	-	-	-	-	(710,110)	(710,110)

Series C Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(35,270)	(35,270)

Common Stock Issued for Conversion of Series C Preferred Stock ranging from $1.64 to $2.27 per share	-	-	(8,375)	(84)	-	-	5,339,320	5,339	(5,255)	-	-	-	-

Common Stock Issued in Lieu of Cash Dividend on Series C Preferred Stock at a price of $1.50 per share (Note 10)	-	-	-	-	-	-	228,714	229	343,483	-	-	-	343,712

Convertible Series E Preferred Stock Issued under Private Placement at $1,000 per Series E share net of Issuance costs (Note 12)	-	-	-	-	25,000	250	-	-	23,114,750	-	-	-	23,115,000

Convertible Series E Preferred reclassed to Liability per SFAS No. 150					(2,350)	(24)			(2,349,976)				(2,350,000)

Series E Stock Dividend	-	-	-	-	-	-	-	-	-	-	-	(660,069)	(660,069)
Stock based Compensation for the period	-	-	-	-	-	-	-	-	2,465,796				2,465,796
Common Stock issued for Services (Note 13)	-	-	-	-	-	-	125,0000	125	227,375	-	-	-	227,500
Exercise of stock options ( Note 7)							200,000	200	165,800				166,000

Net (Loss) for the Period	-	-	-	-	-	-	-	-	-	-	-	(6,359,978)	(6,359,978)

Balance, March 31, 2007	-	$-	-	$-	22,650	$226	33,424,941	$33,425	$51,124,541	$-	$-	$(16,645,776)	$34,512,416

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Operations

	Cumulative
	October 8, 2001
	(inception) to	Year Ended	Year Ended	Year Ended
	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2005

Expenses
Consulting (Note 3)	$2,377,202	$1,081,817	$605,920	$288,845
Directors' fees	110,000	77,500	25,000	7,500
Payroll expense	1,060,827	968,830	91,997	-
Depreciation and amortization	49,535	41,229	6,111	-
Insurance	279,824	116,776	114,229	48,819
Interest expense	7,500	-	-	7,500
Interest expense on long term debt	16,569	-	-	-
Investor relations	1,618,989	592,371	163,435	864,375
Legal and accounting	1,040,537	388,433	402,127	128,719
Lease rental expense	193,713	105,442	73,254	15,017
Office and Miscellaneous	419,683	183,433	127,291	49,449
Purchase investigation costs	103,310	-	-	103,310
Rent	254,648	132,273	59,472	19,520
Shareholder relations	214,481	18,634	105,126	90,721
Stock-based compensation (Note 7)	5,438,698	2,465,796	2,075,422	701,740
Shrinkage on inventory	52,473	26,821	25,652	-
Telephone	125,782	70,897	30,747	7,544
Travel	774,388	383,779	287,563	86,593

Operating (loss)	(14,138,159)	(6,654,031)	(4,193,346)	(2,419,652)

Other income (expense)
Interest income	451,879	294,053	156,799	1,027
Gain on sale of equipment	261	-	261	-
Gain on settlement of debt	37,045	-	-	-
Write-off of goodwill	(70,314)	-	-	-

Loss from continued operations	(13,719,288)	(6,359,978)	(4,036,286)	(2,418,625)
Net income from discontinued operations	21,082	-	-	-

Net loss and comprehensive loss for the period	(13,698,206)	(6,359,978)	(4,036,286)	(2,418,625)
Series B preferred stock dividend	(72,672)	-	-	(72,672)
Series C preferred stock dividend	(343,712)	(35,270)	(308,442)	-
Series E preferred stock dividend	(660,069)	(660,069)	-	-
Dividend accretion of Series B preferred stock
beneficial conversion feature (Note 9)	(315,244)	-	(105,081)	(210,163)
Dividend accretion of Series C preferred stock
beneficial conversion feature (Note 10)	(1,555,873)	(710,110)	(845,763)	-
Net loss for the period applicable to common
stockholders	$(16,645,776)	$(7,765,427)	$(5,295,572)	$(2,701,460)
Basic and diluted (loss) per share		$(0.24)	$(0.22)	$(0.17)
Weighted average number of common
shares outstanding		32,677,984	24,407,133	15,678,187

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)
Consolidated Statements of Cash Flows

	Cumulative	Year
	October 8, 2001	Ended	Year	Year
	(inception) to	March 31,	Ended	Ended
	March 31, 2007	2007	March 31, 2006	March 31, 2005
Cash flows provided by
(used in) operating activities
Net (loss) for the period	$(13,698,206)	$(6,359,978)	$(4,036,286)	$(2,418,625)
Adjustments to reconcile net loss to	-	-	-	-
net cash used in operating activities:	-	-	-	-
- depreciation and amortization	49,535	41,229	6,111	-
- stock-based compensation	5,438,698	2,465,796	2,075,422	701,740
- shrinkage on inventory	26,821	26,821	-	-
- foreign exchange	1,398	-	-	-
- write-off of goodwill	70,314	-	-	-
- debt forgiven	37,045	-	-	-
-gain on sale of equipment	(261)	-	(261)
- net income from the discontinued
operations	(21,082)	-	-	-
- common shares issued for service
rendered	195,306	-	-	162,000
- reversal of option expense charged for
services	(99,641)	-	(99,641)	-
Changes in non-cash working capital
items:	-	-	-	-
Joint venture receivables	(147,928)	(101,183)	(46,745)	-
Inventory	(933,029)	(557,674)	(375,355)	-
Prepaid expenses	(284,200)	(52,333)	(231,867)	-
Accounts payable	(1,877,343)	(1,857,814)	(644,985)	531,480
Net cash used in operating activities	(11,242,573)	(6,395,136)	(3,353,607)	(1,023,405)

Cash flows provided by (used in)
investing activities
Oil and gas properties	(27,218,510)	(13,463,412)	(11,435,664)	(2,319,434)
Loan	(62,684)	-	-	-
Proceeds from sale of equipment	7,415	-	7,415	-
Acquisition of other assets	(197,688)	(111,469)	(84,024)	-
Net cash used in investing activities	$(27,471,467)	$(13,574,881)	$(11,512,273)	$(2,319,434)

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)
Consolidated Statements of Cash Flows (continued)

	Cumulative
	October 8, 2001	Year	Year	Year
	(inception) to	Ended	Ended	Ended
	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2005
Cash flows provided by (used in)
financing activities
Proceeds from issuance of common
stock	$7,988,414	$-	$3,444,285	$3,996,204
Net proceeds from issuance of Series B
preferred stock	1,935,000	-	-	1,935,000
Net proceeds from issuance of Series C
preferred stock	11,552,000	-	11,552,000	-
Net proceeds from issuance of Series E
Preferred stock	23,115,000	23,115,000	-	-
Payment of Series B preferred stock
dividend	(72,672)	-	(72,672)	-
Proceeds from promissory notes	30,000	-	-	30,000
Repayment of promissory notes	(58,125)	(28,125)	-	(30,000)
Proceeds from shareholder loan	80,000	-	-	80,000
Repayment of shareholder loan	(80,000)	-	-	(80,000)
Proceeds from exercise of stock options	166,000	166,000	-	-
Net cash provided by financing activities	44,655,617	23,252,875	14,923,613	5,931,204
Increase in cash and cash equivalents	5,941,577	3,282,858	57,733	2,588,365
Cash and cash equivalents,
beginning of period	-	2,658,719	2,600,986	12,621
Cash and cash equivalents, end of period	$5,941,577	$5,941,577	$2,658,719	$2,600,986

Supplemental cash flow information:
Interest paid	$13,013	$-	$-	$7,500

Non-cash transactions:
Common stock issued pursuant to
conversion of promissory note	$55,000	$-	$-	$-
Common stock issued for investor
relations services	$162,000	$-	$-	$162,000
Common stock issued for prepaid
technical services	$227,500	$227,500	$-	$-
Forgiveness of accrued consulting fees
payable to directors and officers	$110,527	$-	$-	$-
Common stock issued for oil and gas
properties	$684,000	$-	$228,000	$456,000
Property acquired through issuance of
note	$75,000	$75,000	$-	$-
Settlement of Series B earned dividends
with issuance of common stock	$343,712	$343,712	$-	$-
Payment of Series C dividends with
issuance of common stock	$35,270	$35,270	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Note 1.	Incorporation and Continuance of Operations

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

     On March 28, 2003, the Company acquired all the issued and outstanding shares of Catalyst Technologies, Inc., a British Columbia corporation (“Catalyst”). Catalyst was a Vancouver, British Columbia based, web design and Internet application developer. The acquisition of Catalyst was treated as a non-material business combination in the fiscal year 2003 and the Company abandoned Catalyst during the fiscal year 2004 due to a lack of working capital and disappointing financial results.

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

     These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to explore its newly-acquired oil and gas properties. The Company has not generated any revenue to date and has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management’s plan in this regard is to raise equity and/or debt financing as required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

	March 31, 2007	March 31, 2006
Deficit accumulated during the exploration stage	$(16,645,776)	$(8,880,349)
Working capital surplus	$3,071,530	$1,151,881

     The consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of recurring losses from operations, working capital deficiency, and the ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities. The existence of the Series E Convertible Preferred Stock issue presents significant potential for dilution that impacts the Company's ability to obtain funding from the sale of securities on terms that are considered acceptable. Consequently, the Company is considering other financing alternatives including, but not limited to, expanding joint venture partner participation and selected asset sales.

      The Company's ongoing exploration activities require the expenditure of approximately $18.5 million for the fiscal year ending March 31, 2008, which funding must be raised from outside sources. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain additional capital will restrict the Company's ability to grow and inhibit its ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it will likely be required to curtail its exploration plans and possibly cease operations. Any additional equity financing may result in substantial dilution to the Company's then existing shareholders.

Note 2.	Summary of Significant Accounting Policies

a)	Principles of Consolidation

     The accompanying consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. All significant intercompany balances and transactions have been eliminated.

b)	Principles of Accounting

     These consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with the U.S. generally accepted accounting principles.

c)	Cash and Cash Equivalents

     Cash equivalents are comprised of certain highly liquid instruments with original maturities of three months or less. As of March 31, 2007, cash balance was $941,577 (2006: $416,955) and cash equivalents consist of short-term deposits of $5,000,000 (2006: $2,241,764).

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

d)	Joint Venture Receivables

     The accompanying financial statements as of March 31, 2007, 2006 and 2005 include the wholly-owned accounts of the Company and its proportionate share of assets, liabilities and results of operations in the joint venture in which it participates. The Company has maintained a 60 percent majority ownership interest in properties in which joint venture participation exists and acts as the operator for the joint venture. The Company incurs 100 percent of the expenses related to the Joint Venture Partner and bills its Joint Partner for 40 percent of applicable costs.

     The Company provides for uncollectible receivables using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management’s evaluation of the receivables. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.

     At March 31, 2007 and 2006, net joint venture receivables were $147,928 and $46,745, respectively. At March 31, 2007 and 2006, the Company had established no allowance for bad debt, deeming its receivables as likely to be collected.

e)	Inventory

     Inventory is comprised primarily of pipe, tubular materials and chemicals used in drilling operations. Inventory accounting is based on the first-in, first-out cost method and is stated at the lower of cost or market.

f)	Oil and Gas Properties

     The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2007, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of March 31, 2007, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. This ceiling test is performed by the Company on an annual basis. As of March 31, 2007, none of the Company’s unproved oil and gas properties were considered impaired.

g)	Other Assets

     Equipment, fixtures and mobile trailers are stated at cost and depreciated over the estimated useful lives of the assets, which range from three to fifteen years, using the straight-line method. Repairs and maintenance are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. The Company amortizes leasehold improvements over the life of the lease. During the fiscal year 2007, the Company recorded leasehold improvements of $75,000 in Other Assets which was borrowed at 0% interest from the landlord and is being repaid during the term of the lease. As of March 31, 2007, the total liability for repayment of leasehold improvements was $46,875. For the fiscal year ended March 31, 2007, the Company incurred $25,000 in amortization of leasehold improvements. Depreciation expense of the fiscal year ended March 31, 2007 was $16,229 (2006 -$6,111; 2005 – Nil).

h)	Stock Subject to Mandatory Redemption

     In May 2003, FASB issued SFAS No. 150. “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In applying SFAS No. 150, the Company has determined that a portion of the Series E Convertible Preferred Stock (“Series E Stock”) met the characteristics of a liability and, therefore, has been classified as a current liability on the Company’s balance sheet as of March 31, 2007. (See Note 12).

i)	Accounting Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on the historical trends and other information available when the financial statements are prepared. Changes in the estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates and assumptions. Certain amounts reported in prior years have been reclassified to conform to the disclosures in the current fiscal year.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

j)	Concentration of Credit Risk

     The Company maintains its cash and cash equivalents with high credit quality financial institutions that are guaranteed by either the Federal Deposit Insurance Corporation (“FDIC”), up to $100,000, or by the Canadian Deposit Insurance Corporation (“CDIC”), up to CDN$60,000. At March 31, 2007 and 2006, cash in banks exceeded aggregate deposit insurance limits by $5,589,611 and $2,506,579, respectively. The Company has not experienced any losses on deposits.

k)	Foreign Currency Transactions

     The Company and its wholly owned subsidiaries maintain their accounting records in U.S. dollars, their functional currency. The Company translates foreign currency transactions into its functional currency in the following manner:

     At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. Differences in the values of monetary assets and liabilities resulting from changes in exchange rates are recorded as foreign exchange gains and losses and are included in results of operations.

l)	Fair Value of Financial Instruments

     The fair values of financial instruments are estimated at a specific point-in-time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, accounts payable - related parties and stock subject to mandatory redemption approximate their fair value because of the short term nature of these instruments. The Company is not exposed to significant currency or interest risks arising from these financial instruments.

m)	Income Taxes

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

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     The difference between taxes computed by applying the U.S. tax rate in affect and the actual tax benefit recorded is due to the valuation allowance on the Company’s deferred tax assets. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realization of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

n)	Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which for instance requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity (Deficit), in other comprehensive income. The Company has no other comprehensive income for the years ended March 31, 2007, 2006 and 2005.

o)	Stock-Based Compensation

     The Company has three stock-based compensation plans, which are described more fully in Note 7. Effective April 1, 2006, the Company adopted SFAS No. 123R “Share-based Payments” (“SFAS No. 123R”) using the modified prospective method. Prior to April 1, 2006, the Company accounted for those plans under the recognition and measurement provision of SFAS No. 123 "Accounting for Stock-based Compensation” (as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure”) using a fair value based method to recognize stock-based compensation expense. Accordingly, the adoption of SFAS No. 123R did not have a material effect on the Company’s income from operations, cash flows or basic and diluted loss per share, as compared to results that would have resulted from a continuation of the accounting the Company used under SFAS No. 123.

p)	Loss Per Share

     Loss per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share as the stock options, warrants and convertible preferred stock to acquire common shares as disclosed in the notes are anti-dilutive.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Fiscal Year Ended March 31,		2007		2006		2005
Net Loss		$(6,359,978)		$(4,036,286)		$(2,418,625)
Less Preferred stock dividends		(695,339)		(308,442)		(72,672)
Less Dividend accretion on preferred stock		(710,110)		(950,844)		(210,163)
beneficial conversion
Net loss applicable to common stockholders		$(7,765,427)		$(5,295,572)	$	(2,701,460)
Weighted Average Shares Outstanding		32,677,984		24,407,133		15,678,187
Basic and Diluted Earnings per Share	$	(0.24)	$	(0.22)	$	(0.17)

q)	Long-Lived Assets Impairment

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

     It is the Company’s policy to recognize a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost pool of the related asset and amortized using the units of production method. The liability accretes until the Company settles the obligation. As of March 31, 2007, the Company has not yet assessed the value of any asset retirement obligation that may be associated with the exploration activities.

s)	Recent Accounting Pronouncements

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

     In July 2006, FASB issued FASB Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

     In September 2006, the SEC staff issued Staff Accounting Bulletin 108 (“SAB 108”), “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements and concludes that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. The provisions of SAB 108 are effective for the Company beginning April 1, 2007. The Company does not expect that the implementation of SAB 108 will have a material impact on its consolidated results of operations, financial position or liquidity.

     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are record on different bases and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS 159 on its results of operations and financial position.

Note 3.	Related Party Transactions

     During the year ended March 31, 2007, the Company paid or accrued $857,766 (2006 - $447,661; 2005 - $164,690) in consulting fees to directors and officers of the Company. In addition, the Company paid officers and directors of the Company $46,558 (2006 - $169,767; 2005 - $116,030) in compensation for activities relating to the Company’s oil and gas leases and $56,823 (2006 - $261,785; 2005 - $138,894) for geological and geophysical activities both of which are included in the costs of the oil and gas properties.

     As of March 31, 2007, there was $8,545 (2006 - $87,131; 2005 - $242,936) representing unpaid expense reimbursement owing to directors and officers. See Notes 4 and 13.

Note 4.	Oil and Gas Properties, Unproven

     Coos Bay Basin Property. On May 11, 2004, Methane Energy Corp. entered into a Lease Purchase and Sale Agreement (the “Agreement”) with GeoTrends-Hampton International LLC (“GHI”) to purchase GHI’s undivided working interest in certain oil and gas leases in the Coos Bay Basin of Oregon.

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

     Pursuant to the GHI Agreement, the Company acquired certain mineral leases located in the Coos Bay area of Oregon, which are prospective properties for oil and gas exploration and total approximately 50,000 acres. On July 1, 2004, the Company completed the negotiations with the State of Oregon on an additional leasing of 10,400 acres of land within the Coos Bay Basin in Oregon. The 10,400 acres of land are subject to annual lease payments of $1 per acre.

     Related to its exploration program, Methane Energy Corp. had escrowed $1,000,000 through an attorney to provide assurance of payment to the company from which it obtained the drilling rig being used to complete a Pilot Exploration Program in the Coos Bay Basin. On March 13, 2005 the escrow was reduced by $749,650 by mutual agreement to satisfy a portion of the amounts then owing. The remaining balance, including interest earned on the escrowed funds, totaled $284,848 at March 31, 2007. The balance of the deposit remains fully refundable upon payment of all obligations owed to the owner of the drilling rig or, alternatively, may be applied to satisfy all or a portion of sums owed at that time. As of March 31, 2007, amounts owing and attributable to this arrangement totaled $536,570 and are included in accounts payable.

     Chehalis Basin Property. On August 9, 2005, Cascadia Energy Corp., the Company’s wholly-owned subsidiary, executed a lease option agreement with Weyerhaeuser Company to lease 100,000 acres that it may select from an overall 365,000 acreage in the Chehalis Basin located in Washington State. Cascadia Energy Corp. commenced an exploratory work program in 2006 for possible hydrocarbon deposits on acreage it selected from the acreage block. Cascadia Energy Corp. also has been granted a two-year first right of refusal on the balance of the Weyerhaeuser acreage that it does not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which the Company paid $60,000 (See “Joint Venture” below). In addition, Cascadia Energy Corp. may extend the term of its option for an additional year by committing to a work program of $285,715, pertaining to the full 100,000 acres with proportional reduction should the Company reduce the number of acres selected for exploration activity during the initial option period. Alternatively, the Company may simply execute a lease agreement on the acreage at a rate of $1.00 per acre per year. In February 2007, Weyerhaeuser Company extended the initial period for completion of the $285,715 work commitment to August 2007. The Company has scheduled a drilling program in the project area sufficient to extend the term of the lease option agreement.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     From October 2006 through May 2007, Cascadia Energy Corp has entered into three additional lease agreements with Weyerhaeuser totaling 36,991 acres, two of which required payment of upfront lease bonuses of $428,610 and one which requires annual lease payments of $1,275. Certain provisions of these agreements require Cascadia Energy Corp. to commence a well within the first two years of the lease, or the lease will terminate and the Company would be required to make a payment of $75,000 to Weyerhaeuser.

      Since January 2006, Cascadia Energy Corp. has also acquired 23,735 acres from the State of Washington Trust, which acreage lies directly adjacent or contiguous to Cascadia Energy Corp.’s initial 100,000 acres leased from Weyerhaeuser. This acreage was acquired in lease auctions for aggregate lease consideration of $37,719, and has been included in the Chehalis Basin project.

     On May 9, 2006, Cascadia Energy Corp. entered into an option to acquire oil & gas lease with Pope Resources LP. This option provides Cascadia Energy Corp. with the right to earn oil and gas leases covering 15,280 acres of mineral rights interests held by Pope Resources LP in Cowlitz and Lewis Counties, Washington, for a purchase price of $1 per net mineral acre or $15,280. The initial term of this option is for a period of 18 months ending on November 9, 2007. If Cascadia Energy Corp. expends $200,000 on operations and activities in the overall Cedar Creek area during the initial term, the initial term shall be extended for an additional year. If the conditions for extension of the initial term are not satisfied, this option will terminate as of the expiration of the initial term and, as additional consideration, Cascadia Energy Corp. will pay Pope Resources LP an additional sum of $30,560.

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

     Coincident with the Weyerhaeuser transaction, Cascadia Energy Corp. has also entered into a joint venture agreement (“Joint Venture”) dated August 12, 2005 with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia Energy Corp. will serve as operator of the Joint Venture with a 60% interest in the Joint Venture; while St. Helens will actively assist in evaluating the area, developing exploratory leads and prospects, and providing 40% of the funding to pursue exploration and development of the prospect. Cascadia Energy Corp. records its investment and related expenses associated with the Chehalis Basin project net of St. Helens contribution. During the period commencing with the inception of the Chehalis Basin project and ending March 31, 2007, the Joint Venture had expended a total of $580,246 of which St. Helens’s unpaid share as of March 31, 2007 equaled $147,928 (2006 - $46,745) and is included in Joint Venture Receivables.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     The total costs incurred and currently excluded from amortization for the Company’s oil and gas properties are summarized as follows:

				Geological
	Property	Seismic	Drilling and	and
	acquisition	and land	gathering	geophysical	Total
Coos Bay Basin
Property
Year ended
March 31, 2007	$-	$414,067	$13,343,032	$588,510	$14,345,609
Year ended
March 31, 2006	228,000	524,396	11,828,139	733,378	13,313,913
Year ended
March 31, 2005	756,000	499,847	1,262,564	257,023	2,775,434
Inception through
March 31, 2004	-	-	-	-	-
Total	$984,000	$1,438,310	$26,433,735	$1,578,911	$30,434,956

Chehalis Basin
Property
Year ended
March31, 2007	$-	$354,756	$93,899	$62,913	$511,568
Year ended
March 31, 2006	-	224,588	-	63,150	287,738
Year ended
March 31, 2005	-	-	-	-	-
Inception through
March 31, 2004	-	-	-	-	-
Total	$-	$579,344	$93,899	$126,063	$799,306
Total Oil and Gas
Properties	$984,000	$2,017,654	$26,527,634	$1,704,974	$31,234,262

     As of March 31, 2007, the Company has commitments for future land lease payments for the next five years as follows:

For Fiscal Year Ended March 31,

2008	$132,307
2009	111,389
2010	111,389
2011	113,084
2012	104,469
Thereafter	350,251
Total	$922,889

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     If production occurs on these leases, then the Company is obligated to pay the a royalty to landowners equal to an average 12.5% on gross sales of methane gas, in addition to the Coos Bay Basin Property 4% overriding royalty discussed above.

     As of March 31, 2007, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

Note 5.	Environmental Matters

     The Company has established procedures for continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs in the year ending March 31, 2007. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

Note 6.	Income Tax

In filing its fiscal year 2006 federal income tax return, the Company changed its method of accounting for Intangible Drilling Costs (“IDC”) from expensing in the year incurred to amortizing over a ten year period. The effect of this change was to decrease the net operating loss carry-forwards available to offset future income and to decrease deferred tax liabilities as of March 31, 2006. The change in net deferred tax assets is offset by corresponding change in the valuation allowance of $254,000. This change in accounting for IDC did not affect the financial statements for the years ending March 31, 2006 and 2005. The table below reflects the new method of accounting of IDC for fiscal years ending March 31, 2007, 2006, and 2005.

There was no income tax benefit attributable to net losses for fiscal years 2007, 2006 and 2005. The significant deferred tax assets and (liabilities) are comprised of the following:

Amounts cumulative through March 31,	2007	2006	2005
Net operating loss carry-forwards	$4,103,000	$1,873,000	$840,000
Stock-based compensation and warrant expense	1,849,000	1,011,000	305,000
Intangible drilling costs	(919,000)	(227,000)	-
Valuation allowance	(5,033,000)	(2,657,000)	(1,145,000)
Net deferred tax assets	$-	$-	$-

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     The valuation allowance increased by $2,376,000 for the fiscal year ended March 31, 2007 (2006: $1,512,000; 2005: $1,145,000).As of March 31, 2007, the Company has an estimated cumulative net operating loss carry-forward for tax purposes of $12,067,200 (2006 - $5,509,200; 2005 - $2,470,000). This amount may be applied against future federal taxable income, which if not used, will expire commencing 2024 to 2027. Due to stock ownership changes, the Company’s ability to utilize these losses to offset future taxable income may be limited.

Note 7.	Stock Options

     On March 31, 2007, the Company had three stock-based compensation plans as described below. On February 10, 2004, the Company adopted the 2004 Non-Qualified Stock Option Plan (the “2004 Plan”) authorizing 1,800,000 shares to be issued. The 2004 Plan terminates upon the earlier of February 10, 2014 or the issuance of all shares authorized under the 2004 Plan. The option exercise prices per share are determined by the Board of Directors when the stock option is granted. Each option entitled the holder to acquire one common share at exercise prices ranging from $0.10 to $0.50 per share. Vesting of these options ranged from 100% immediately to 25% immediately and 25% every six months afterward until fully vested. These options expire five years from the date of grant.

     In addition to the 2004 Plan, the Company issued 600,000 options outside the 2004 Plan. Of the 600,000 stock options granted outside the 2004 Plan, 200,000 stock options with an exercise price of $1.00 per share and another 200,000 with an exercise price of $2.00 per share were granted pursuant to a Mail Distribution Agreement with a third party (“Optionee”). These options vested immediately and were exercisable until November 1, 2005. In 2005, 200,000 options with an exercise price of $1.00 were exercised. The 200,000 options with an exercise price of $2.00 per share were forfeited due to the early cancellation of the service agreement for which the options were granted. Since the services were not provided, the compensation expense was reversed and is included in the Statement of Stockholders’ Equity (Deficit). The other 200,000 stock options granted outside the 2004 Plan were to a consultant of the Company for public and investor relations services. These options were exercised in January 2007 at the exercise price of $0.83 per share.

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

     On May 10, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) for executives, employees and outside consultants and advisors with 1,800,000 options available for grant. The purpose of the equity incentive plan is to provide long-term performance incentives to those key employees and consultants of our Company and our subsidiaries who are largely responsible for the management, growth and protection of the business of the Company and its subsidiaries. Under the 2006 Plan, options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant and these options expire five years from the date of grant. As of March 31, 2007, there were 355,000 options remaining available for grant under the 2006 Plan.

     For all the above stock-based compensation plans, the Company charged compensation expense $2,465,796 in fiscal year 2007 (2006: $2,075,422; 2005: $701,740). The Company recognizes compensation cost using the graded vesting attribution method. Since the Company is currently in the exploration stage and has not yet recognized income, no income tax benefits have be realized. No costs related to the stock-based compensation plans have been capitalized as part of the Company’s assets. The Company does not repurchase share to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

     A summary of stock option activity for the year ended March 31, 2007 and changes during the year the ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at March 31, 2006	2,700,000	$1.40
Granted	1,465,000	$2.09
Exercised	(200,000)	$.83
Options outstanding at March 31, 2007	3,965,000	$1.68
Option Exercisable at March 31, 2007	2,897,500	$1.58

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average		Average
Range of		Remaining		Remaining
Exercise	Number	Contractual Life	Number	Contractual
Prices	Outstanding	(yrs.)	Exercisable	Life (yrs.)
$ 0.50	200,000	2.35	200,000
$ 1.25	1,500,000	3.02	1,500,000
$ 1.27	75,000	4.88	18,750
$ 1.43	665,000	4.62	166,250
$ 2.00	490,000	3.30	417,500
$ 2.11	310,000	3.80	232,500
$ 2.18	175,000	4.36	87,500
$ 2.97	550,000	4.11	275,000
	3,965,000	3.60	2,897,500	3.33

     The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model and uses the assumption noted in the following table. No dividends were assumed due to the nature of the Company’s current business strategy.

Amounts for Fiscal Year Ended,	2007	2006	2005
Expected volatility	106% - 115%	121% - 137%	254% -265%
Weighted-average volatility	112%	133%	254%
Expected Term	4 years	4 years	1 - 5 years
Risk-free return	4.56% - 5.02%	3.55% - 4.33%	2.75%

     The weighted average grant date fair value of options granted during the year ended March 31, 2007 was $1.59 (2006: $1.15; 2005: $0.69) . The total intrinsic value of options exercised during the fiscal year ended March 31, 2007 was $94,000 (2006: $182,000; 2005: $313,750). The total aggregate intrinsic value of outstanding options and exercisable options as of March 31, 2007 was $102,000 and $102,000, respectively.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     The table below summarizes the changes in the Company’s nonvested stock options that occurred during the fiscal year ended March 31, 2007:

		Weighted Average Grant-
	Shares	Date Fair Value
Nonvested at March 31, 2006	1,350,000	$1.19
Granted	1,465,000	1.59
Vested	(1,747,500)	1.34
Forfeited	-	-
Nonvested at March 31, 2007	1,067,500	1.50

     As of March 31, 2007, the Company had $550,484 of unrecognized compensation expense related to nonvested stock-based compensation arrangements. This unrecognized compensation expense is expected to be recognized over a weighted average period of .89 years. The total fair value of the shares vested during the fiscal year ended March 31, 2007 was $2,334,229 (2006: $1,251,250; 2005: $342,000), with a remaining weighted average contractual term of 3.6 years.

Note 8.	Warrants

     In May 2004, the Company issued warrants attached to a private placement to purchase 1,442,930 shares of common stock at $0.50 per share exercisable until May 19, 2006. These warrants were fully exercised during fiscal years 2005 and 2006.

     In July 2004, the Company issued warrants attached to a private placement to purchase 500,000 shares of common stock at $0.55 per share exercisable until July 7, 2006. These warrants were fully exercised during fiscal year 2006. As of fiscal year ended March 31, 2007, there were no remaining warrants outstanding.

Note 9.	Series B Convertible Preferred Stock (“Series B Stock”)

     On August 27, 2004, the Company entered into a private placement for its Series B Convertible Preferred Stock at $1,000 per share for $2,200,000 in gross proceeds (the “Series B Stock”). The Series B Stock are senior to the common stock with respect to the payment of dividends and other distribution on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series B Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series B Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series B Stock plus all declared and unpaid dividends thereon, for each shares of Series B Stock held by them.

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

     As a condition of the Series B Stock private placement agreement, the Company to filed a registration statement (the “Registration Agreement”) registering 5,000,000 shares of common stock into which the Series B Stock would be converted. This Registration Statement became effective on May 5, 2005.

     Each share of Series B Stock was to be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

     Net proceeds received totaled $1,935,000 after payment of $220,000 in finders’ fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, of $315,244 which was accreted over nine months commencing October 1, 2004 (the minimum period that the preferred stockholder can convert all of their Series B Stock). The Company recorded accretion of $210,163 as a dividend for the year ended March 31, 2005. As of March 31, 2005, the Company accrued preferred stock dividends of $72,672, payment of which occurred during the three months ended September 30, 2005.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     The Company issued the following common shares pursuant to conversion of the Series B Preferred stocks:

Conversion	Shares of	Conversion	Shares of Common
Date	Series B Stock	Price	Stock
January 21, 2005	100	$ 0.7824	127,812
February 8, 2005	100	0.7625	131,148
February 14, 2005	150	0.8000	187,500
February 28, 2005	100	0.8934	111,932
March 8, 2005	50	0.8934	55,966
April 1, 2005	100	0.8386	119,252
April 6, 2005	5	0.7735	6,464
April 7, 2005	100	0.7735	129,282
April 28, 2005	125	0.7860	159,033
April 29, 2005	125	0.7860	159,033
May 2, 2005	395	0.7860	502,544
May 18, 2005	125	1.0887	114,816
May 25, 2005	125	1.1962	104,498
June 1, 2005	125	1.1962	104,498
June 8, 2005	475	1.2000	395,834
Total	2,200	$ 0.9130	2,409,612

Note 10.	Series C Convertible Preferred Stock (“Series C Stock”)

     On July 19, 2005, the Company also closed a private placement in its Series C Convertible Preferred Stock at $1,000 per share for 12,500 shares (the “Series C Stock). The Series C Stock was senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series C Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series C Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital, surplus or earnings, an amount equal to $1,000 per share of the Series C Stock plus all declared and unpaid dividends thereon, for each shares of Series C Stock held by them.

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

     As a condition of the Series C stock private placement agreement the Company filed a registration statement (the “Registration Agreement”) registering 12,500,000 shares of common stock into which the Series C Stock would be converted. This Registration Statement was declared effective on January 12, 2006. Each share of Series C Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

     Net proceeds received as of March 31, 2006 totaled $11,552,000 after payment of finders’ fees and legal costs of $937,500 and $10,500 respectively. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, of $1,555,873 which was accreted over twenty-four months commencing July 15, 2005. Accretion of $710,110 was recorded for the fiscal year ended March 31, 2007.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     The Company issued the following common shares pursuant to conversion of the Series C Stock:

Conversion	Shares of	Conversion	Shares of
Date	Series C Stock	Price	Common Stock
December 6, 2005	375	$ 1.6443	228,061
January 23,2006	375	1.8464	203,098
January 31, 2006	375	1.7447	214,937
February 2, 2006	375	1.8664	200,922
February 3, 2006	375	1.9684	190,510
February 7, 2006	375	2.2064	169,960
February 15, 2006	375	2.2599	165,937
February 16, 2006	375	2.1978	170,625
February 21, 2006	375	2.2747	164,857
March 9, 2006	375	2.0182	185,809
March 20, 2006	375	1.9852	188,898
April 5, 2006	750	1.9243	389,752
April 19, 2006	1,100	1.7255	637,496
May 5, 2006	1,750	1.5423	1,134,669
May 8, 2006	4,775	1.5028	3,177,403
Total	12,500	$ 1.6840	7,422,934

     During the fiscal years 2007 and 2006, the Company accrued dividends on the Series C Stock of $35,270, and $308,442, respectively. On May 10, 2006, the Company reached agreement with the purchaser of the Series C Stock to accept shares of common stock in lieu of cash in payment of the aggregate accrued dividend due of $343,712. A total of 228,714 shares of the Company's common stock were issued on May 10, 2006 in satisfaction of the accrued dividend obligation.

Note 11.	Series D Convertible Preferred Stock (“Series D Stock”)

     In anticipation of entering into an investment agreement under which it was planned to sell 25,000 shares of its Series D Stock, the Company’s Board of Directors authorized 50,000 shares of preferred stock.

     No shares of Series D Stock have been issued; and on September 29, 2006, the Company’s Board of Directors approved the cancellation of the Series D Stock designation.

Note 12.	Series E Convertible Preferred Stock (“Series E Stock”)

     On June 28, 2006, the Company closed a private placement agreement under which it sold 25,000 shares of its Series E Convertible Preferred Stock at $1,000 per share (the “Series E Stock). The Series E Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series E Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series E Stock shall be entitled to receive out of the assets of the Company an amount equal to $1,000 per share of the Series E Stock plus all declared and unpaid dividends thereon, for each share of Series E Stock held by them.

     The Series E Stock are non-voting, carry a cumulative dividend rate of 5% per year, when and if declared by the Board of Directors of the Company, and are convertible into common stock at any time by dividing the dollar amount being converted (included accrued but unpaid dividends) by $2.50 per share if the Company’s common shares are trading at an average price of $2.50 per share or higher for the five trading days preceding a conversion date. If the Company’s common shares are trading at an average price greater than $1.67 but less than $2.50 per share the Company may, at its exclusive option, force conversion at a price of $1.67 per share or may redeem the Series E Stock for cash at the original investment amount plus a 20% redemption premium.

     As a condition of the Series E Stock, the Company filed a registration statement (the “Registration Agreement”) registering 15,000,000 shares of common stock into which the Series E Stock would be converted. This Registration Statement was declared effective on February 9, 2007. Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares to facilitate the Company's compliance with a revision of SEC guidelines related to the form of registration. The 5,000,000 additional shares of Series E Stock will be registered on a separate registration statement.

     Net proceeds from the Series E Stock received during the fiscal year ended March 31, 2007 was $23,115,000, after the payment of issuance costs of $1,885,000.

     Beginning December 1, 2006, the Company has a conditional mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008. If the Company’s common shares are trading at an average price less than $1.67 per share on a conditional mandatory redemption date, the Company will pay cash at the original investment amount per share plus a 20% redemption premium. The holder of the Series E Stock may only convert up to a maximum of $1,250,000 of Series E Stock into common stock in any 30 day period. Each share of Series E Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company. The Series E Convertible Preferred Stock investor, Cornell Capital Partners, chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, the Company has determined that the limited redemptions due from April 1, 2007 through July 1, 2007 totalling $2,350,000 have met the characteristics of a liability and, therefore, have been classified as a current liability in the Company’s financial statements for its fiscal year ended March 31,2007. Subsequent to March 31, 2007 and through July 1, 2007, the investor has elected, in lieu of a cash payment, to accept a limited redemption, totaling $2,350,000 plus accrued and unpaid dividends, which has been converted into 4,767,038 shares of the Company's common stock at a conversion rate of $0.50 per share. These shares met the condition of being mandatorily redeemable based on the trailing five day stock price preceeding the assessment date. See Note 16 for additional discussion regarding this subsequent event related to the conditional mandatory redemption of the Series E Stock.

Note 13.	Common Stock

     On July 21, 2006, the Company entered into an agreement with GeoMechanics International, Inc. (“GMI”) pursuant to which GMI shall provide certain technical services to the Coos Bay project during the 2006/2007 drilling season in return for 125,000 shares of the common stock of the Company. These technical services were valued at $227,500 and include geomechanical evaluation, modeling and advisory services. The Company recorded the related services as prepaid expense, subject to amortization as the services are provided. During the fiscal year ended March 31, 2007, a total of $167,318 in related services was amortized from the prepaid expense account and recorded in oil and gas properties.

     On July 19, 2005, the Company received gross proceeds of $3,300,000 pursuant to a private placement of 1,650,000 shares of common stock at $2.00 per share. Finders’ fees paid on this transaction totalled $25,000.

Note 14.	Shareholder Loan

     During the year ended March 31, 2005, the Company received proceeds of $80,000 from a shareholder. On January 17, 2005, the shareholder loan was repaid in full with no interest. No imputed interest was recorded as it is deemed insignificant.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Note 15.	Commitments

     On January 1, 2007, the Company entered into a consulting agreement for public and investor relations services with a third party for a twelve month period ending December 31, 2007. The agreement provides for payment of CND $7,500 per month with reimbursement of certain expenses incurred by the consultant.

     On January 1, 2007, the Company entered into an additional consulting agreement for public and investor relations services with a third party for a six-month period ending June 30, 2007. The agreement provides for payment of $7,000 per month with reimbursement of certain expenses incurred by the consultant.

     The Company has entered into various operating lease agreements involving office spaces and equipment. These leases are non-cancellable and expire in various dates through fiscal year 2009. Future minimum lease payments under these non-cancellable operating leases as of March 31, 2007 were $106,992 for fiscal year 2008 and $45,855 for the fiscal year 2009. Rent expense incurred by the Company for the fiscal year ended March 31, 2007 was $132,273 (2006: $59,472; 2005: $19,520).

Note 16.	Subsequent Events

     As described in Note 12 regarding the Company’s Series E Convertible Preferred Stock, the Company is obliged under certain circumstances to redeem its Series E shares from the investors in ratable monthly increments ending with a final redemption on August 1, 2008. The investor elected to waive the conditional mandatory redemption requirement through March 31, 2007. Subsequent to March 31, 2007, the investor has elected, in lieu of a cash payment, to accept temporarily a limited redemption, totaling to date $2,350,000 or 2,350 shares of the Series E Stock, plus accrued and unpaid dividends which has been converted into 4,767,038 shares of common stock based on a conversion rate of $.50 per share. The Company has no assurance that the investor will continue to limit the contractual redemption or to accept payment in shares of commons stock for the contractual redemption in the future.

     On May 22, 2007, Cascadia Energy Corp. acquired an additional 8,194 acres from the State of Washington Trust, which acreage is adjacent or contiguous to Cascadia Energy Corp.’s other acreage in the Chehalis Basin. This acreage was acquired in a lease auction for the aggregate consideration of $48,949 and this acreage has been included in the Joint Venture referenced in Note 4 above.

Supplemental Information – Quarterly Financial Data ( Unaudited)

Financial Information by Quarter (Unaudited)
	June 30	September 30	December 31	March 31
For the fiscal year ended March 31, 2007
Net Loss
Basic and diluted (loss) per share
For the fiscal year ended March 31, 2006
Net Loss
Basic and diluted (loss) per share
For the fiscal year ended March 31, 2005
Net Loss
Basic and diluted (loss) per share	$(2,405,440) $(0.08) $(1,345,998) $(0.06) $(675,319) $(0.05)	$(2,023,157) $(0.06) $(1,172,269) $(0.05) $(442,507) $(0.03)	$(1,717,966) $(0.05) $(1,118,433) $(0.04) $(1,053,514) $(0.07)	$(1,618,864) $(0.05) $(1,658,872) $(0.07) $(530,120) $(0.01)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

     In connection with the audit of our consolidated financial statements, and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. Ernst & Young LLP furnished us with a letter addressed to the Commission stating that they agree with the above statements. A copy of that letter, dated April 26, 2006, is filed as Exhibit 16 to our Form 8-K filed on April 27, 2006. We engaged Peterson Sullivan PLLC on March 28, 2006 as our principal accountant to audit our consolidated financial statements. The decision to change accountants was approved by our board of directors.

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

ITEM 9A.	CONTROLS AND PROCEDURES

     As required under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our Company’s president and chief executive officer and our chief financial officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

     Disclosure controls and other procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION

     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     As of July 6, 2007, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
John D. Carlson	President, Chief Executive Officer and Director	53	June 30, 2004
George L. Hampton III	Director	54	August 3, 2004
Curtis Hartzler	Director	50	October 6, 2006
William A. Lansing	Chairman and Director	61	May 2, 2006
Michael Raleigh	Director	50	October 6, 2006
Michael D. Fowler	Chief Financial Officer, Treasurer and Secretary	63	January 16, 2006

     All directors of our Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Currently there are four seats on our board of directors. Currently, each non-executive director receives $7,500 per quarter for their services and is reimbursed for their expenses incurred to attend meetings. The officers of our Company are appointed by our board of directors and serve until their successors are appointed by the board of directors or until their death, resignation or removal from office. During the past fiscal year, there have been no changes to the procedures by which security holders may recommend nominees to our board of directors.

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

John D. Carlson, President, Chief Executive Officer and Director

     John D. Carlson became president and chief executive officer of our Company on January 16, 2006 and has been a director since June 2004. Mr. Carlson has also been chief operating officer of our Company's wholly owned subsidiary, Methane Energy Corp. since May 2005 and a director since January 2006. Mr. Carlson was also appointed director of our wholly owned subsidiary, Cascadia Energy Corp. in January 2006.

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

Curtis Hartzler, Director

     Curtis Hartzler has been a director of our Company since October 2006. Mr. Hartzler has extensive oil and gas industry experience, having served in an executive capacity for both public and private resource companies in Calgary, Alberta. Since 2005, Mr. Hartzler has served as president of G2 Resources Ltd., a Calgary-based public oil and gas company. From 2003 to 2005, he was the president of Goose River Resources Ltd., also a Calgary-based public oil and gas company. Prior thereto, Mr. Hartzler’s experience includes advisory board service with Rosetta Exploration Ltd. from 2001 to 2004 and service as a Director of Epic Oil & Gas Ltd., a public company which held coalbed methane leases in Washington state. He was president of Birchill Resources Ltd., a private oil and gas company from 1991 to 2000. Mr. Hartzler received a degree in mechanical engineering from the University of Calgary in 1972.

William A. Lansing, Director

     William A. Lansing has been a director since May 2, 2006 and was appointed chairman of the board of directors in October 2006. Mr. Lansing has extensive experience in the forest products industry in senior executive roles.

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

Michael Raleigh, Director

     Michael Raleigh has been a director of our Company since October 2006 and has 27 years of experience in the oil and gas industry. Since 2005, Mr. Raleigh has served as managing director of Domain Energy Advisors, LLC, an advisory service providing technical and commercial expertise to independently managed funds investing in private and public small cap exploration and production companies. From 1985 through 2004, Mr. Raleigh was affiliated with Schlumberger Oilfield Services and served in a variety of senior technical advisory roles providing petroleum engineering, management and business development expertise for projects ranging across North and South America, the United Kingdom North Sea, Russia, the Caspian Sea and the Middle East. Mr. Raleigh holds a 1979 bachelor of science degree in chemical engineering from Queen’s University in Ontario, Canada and an MBA from the University of Colorado awarded in 1993.

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

     Mr. Fowler brings to our Company 30 years of senior financial management experience from a variety of companies including Northwest Energy Company, Grand Valley Gas Company, First Interstate Bank of Utah, Pacific West Bank and Tatum LLC. From April 2000 to November 2000, Mr. Fowler served as chief financial officer of Asphalt Exchange Inc., a start-up e-commerce operation. From April 2001 to December 2002, he served as chief financial officer of Wellpartner Inc., a mail-order/on-line pharmacy operation. From February 2003 to November 2005, Mr. Fowler acted as consultant to various companies including Vanguard National Mortgage, MILA Financial Inc., Qsent, Inc., United Pacific Mortgage, Inc., Schnitzer Steel Corporation, Portland Teachers Credit Union, Endovascular Instruments, Inc., Apex Construction Systems, Inc. and Swan Island Networks, Inc. From July 2004 to November 2005, Mr. Fowler was part-time chief financial officer for Pacific West Bank, a start-up state-chartered bank. Mr. Fowler has more than twelve years of public company, senior financial management experience in various segments of the energy industry. He holds a master of business administration and a bachelor of sciences electrical engineering.

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

Audit Committee Financial Expert

     The Company’s Audit Committee of the Board of Directors is comprised of Mr. Lansing, Mr. Raleigh, and Mr. Hartzler. Our board of directors has determined that Mr. Lansing qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

     Our Code of Business Conduct and Ethics for Senior Financial Officers was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB for the year ended March 31, 2005. We will provide a copy of the Code of Business Conduct and Ethics for Senior Financial Officers to any person without charge, upon request. Requests can be sent to: Torrent Energy Corporation, 1 SW Columbia Street, Suite 640; Portland, Oregon 97258.

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

     Based solely on our review of the copies of such forms received by our Company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended March 31, 2007, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John Douglas Carlson	Nil	Nil	Nil
George L. Hampton III	2(1)	2	Nil
Curtis Hartzler	Nil	Nil	Nil
William A. Lansing	Nil	Nil	Nil
Michael Raleigh	Nil	Nil	Nil
Michael D. Fowler	Nil	Nil	Nil
Thomas J. Deacon	1(1)	1	Nil
Steve Pappajohn	4(1)	4	Nil

     (1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

ITEM 11.	EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding our chief executive officer and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending March 31, 2007, 2006 and 2005 exceeded $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ( $ )	Bonus ( $ )	Stock Awards ( $ )	Option Awards ( $ )	Non-equity Incentive Plan Compensation ( $ )	Change in Pension Value and Non-qual. Deferred Comp Earnings ( $ )	All Other Compensation ( $ )	Total ( $ )
John D. Carlson, President & Chief Executive Officer, Director	2007 2006 2005	198,584(1) 157,627(1) -	500(2) -	- -	575,000(3) 177,626(3) 42,477(3)	- -	- -	- 10,000(4) 2,500(4)	774,084 345,253 44,977
Mark Gustafson, Chairman, President & Chief Executive Officer, Treasurer & Secretary	2007 2006 2005	65,045(5) 152,261(5) 60,990(5)	79,500(6) - -	- - -	- 355,252(7) 199,112(7)	- - -	- - -	- 5,000(8) 2,500(8)	144,545 512,513 262,602
Michael D. Fowler, Chief Financial Officer, Treasurer & Secretary	2007 2006 2005	180,000(9) 45,000(9) -	15,500(2),(10) 5,000(10) -	- - -	- 417,617(11) -	- - -	- - -	- - -	195,500 467,617 -

     (1) John D. Carlson became our president and chief executive officer on January 16, 2006. On January 16, 2006, we entered into a letter of employment with Mr. Carlson where we agreed to pay him an annual base salary of $200,000 commencing January 16, 2006. Of the $157,627 that was paid to Mr. Carlson in fiscal 2006, $41,667 relates to annual salary and $115,960 relates to payments for consulting services prior to his appointment as president and chief executive officer.

     (2) John D. Carlson was paid a Christmas bonus of $500 as were all other employees of our Company.

     (3) We granted to Mr. Carlson stock options to purchase 250,000 shares of our common stock on May 10, 2006 as consideration for his service as president and chief executive officer. The options are exercisable at $2.97 per share until May 10, 2011 and vest over 18 months with 25% vesting immediately and additional 25% increments vesting every six months until November 10, 2007.

     We granted to Mr. Carlson stock options to purchase 200,000 shares of our common stock on April 1, 2005 as an incentive for acting as a director of our Company. The options are exercisable at a price of $1.25 per share until April 1, 2010. These options vest over 18 months, as to 25% immediately and 25% every six months until September 17, 2006.

     We granted to Mr. Carlson stock options to purchase up to 45,000 shares of our common stock on August 3, 2004 as an incentive for acting as a director of our Company. The options are exercisable at a price of $0.50 per share until August 3, 2009. These options vest over 18 months, as to 25% immediately and 25% every six months until fully vested on December 31, 2005.

     (4) John D. Carlson was paid a retainer of $2,500 in fiscal 2005 and $10,000 in fiscal 2006 as compensation for acting as a director of our Company.

     (5) Mark Gustafson was our chairman and a director from September 21, 2004 to October 6, 2006. He was also our president, chief executive officer, acting chief financial officer from September 21, 2004 to January 16 2006. On December 17, 2004, we entered into a consulting agreement with MGG Consulting (wholly-owned by Mr. Gustafson), to provide for services as our president, chief executive officer and acting chief financial officer. We agreed to pay MGG Consulting $8,000 per month commencing December 1, 2004 unless terminated at any time by either party upon written notice. We then entered into a consulting agreement with MGG Consulting on January 1, 2005 whereby the agreement was revised to pay MGG Consulting the sum of $1,000 per day commencing January 1, 2005. Effective April 1, 2005, the agreement was again amended to reduce the compensation rate to $800 per day. Effective January 16, 2006, the compensation rate was restored to $1,000 per day, which was his rate of compensation for service as our chairman and director until his resignation on October 6, 2006. Please also refer to Item 12 – Certain Relationships and Related Transactions in this annual report.

     (6) Mr. Gustafson was paid a bonus of $79,500 for his work in completing the Series E convertible preferred stock financing during fiscal 2007.

     (7) We granted to Mr. Gustafson stock options to purchase up to 400,000 shares of our common stock on April 1, 2005 as compensation for services as our president, chief executive officer and acting chief financial officer. The options are exercisable at a price of $1.25 per share until April 1, 2010. These options vest over 18 months, as to 25% immediately and 25% every six months until fully vested on September 17, 2006.

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

     (8) Mr. Gustafson was paid a retainer of $2,500 in fiscal 2005 and $5,000 in fiscal 2006 as compensation for acting as a director of our Company

     (9) Michael D. Fowler became our chief financial officer, treasurer and secretary on January 16, 2006. Prior to this time, he was acting as a consultant to our Company. In December 2005, we entered into a letter of employment with Mr. Fowler where we agreed to pay him an annual base salary of $180,000 and to pay an annual performance-based bonus of up to $20,000. The terms of the letter of employment were approved at our board meeting held on January 13, 2006 where we officially appointed Mr. Fowler as our chief financial officer, treasurer and secretary effective January 16, 2006. During the year ended March 31, 2007, Mr. Fowler received $15,000 in performance-based bonuses and a $500 Christmas bonus, which was also paid to all other employees of the Company.

     (10) On August 11, 2005, we entered into a contract with Tatum LLC to provide the services of Michael D. Fowler as a consultant to our Company. During fiscal 2005, we paid Tatum LLC $66,500 for consulting services provided by Mr. Fowler to December 31, 2005 and $50,000 for a resource placement fee when we hired Mr. Fowler. Since January 2006, we have paid Tatum LLC a resource fee of $1,000 per month; and during this period, Mr. Fowler has held less than a 0.05 percent interest in Tatum LLC (see Item 12. Certain Relationships and Related Transactions).

     (11) We granted to Mr. Fowler stock options to purchase up to 250,000 shares of our common stock on January 16, 2006 as compensation for services as our chief financial officer, treasurer and secretary. The options are exercisable at a price of $2.11 per share until January 16, 2011. These options vest over 18 months, as to 25% immediately and 25% every six months until July 16, 2007.

Compensation Discussion and Analysis

     General Philosophy. We compensate our senior management using a combination of salary, bonus and equity compensation designed to be competitive with comparable oil and gas companies while aligning management’s incentives with the long-term interests of our stockholders. To date, our compensation setting process has consisted of targeting an overall compensation package sufficient to entice our senior management to accept the risks inherent in a development-stage enterprise and join our Company. Consequently we have provided no salary increases to our existing senior management team since their respective hire dates. We anticipate developing a comprehensive incentive compensation program at such time as we have further advanced the development of our Company to encompass gas production activities.

     Base Salaries. We want to provide our senior management with a level of assured cash compensation in the form of base salary that is compatible with the financial resources of a development-stage company but which facilitates an appropriate lifestyle for our executives given their professional status and accomplishments. For our president and chief executive officer, we concluded that an initial base salary of $200,000 was appropriate in this regard. For our chief financial officer, we concluded that an initial base salary of $180,000 was appropriate.

     Bonuses. Our objective is to award cash bonuses based on performance objectives. For our chief financial officer, we elected to select specific objectives related to successful completion of SEC filings for which he may earn up to a maximum of $20,000 per year. For the fiscal year ended March 31, 2007, he was paid cash bonuses totaling $15,000 in this regard and received a Christmas bonus of $500, which was paid to all employees of our Company. During the year ended March 31, 2007, our president and chief executive officer has received only the $500 Christmas bonus.

     Equity Compensation. Our only form of equity compensation has been to award non-qualified stock options. We selected this form of equity compensation because of the accounting and tax treatments existing early in our Company’s history and an expectation by our employees that stock options would provide upside to their compensation to balance their risk/reward expectations.

     Other. We have no severance benefits policy for our senior executives and employment is “at will.” Similarly we have no company-funded retirement plans but do sponsor a 401(k) plan for which no company matching contributions have been made. Finally, we have no “change of control” protection for our executive management or for our employees.

     Board Process. The Board of Directors has established a Compensation Committee, comprised exclusively of independent outside directors. Two members of the Compensation Committee have extensive executive level experience in other companies in the oil and gas industry and bring a perspective of reasonableness to compensation matters within our Company. Additionally, the chairman of the Compensation Committee currently serves in a similar board position on two other publicly traded companies and, in that capacity, regularly review compensation surveys for chief executive officers and other executive level personnel.

     The Compensation Committee approves all compensation and awards to executive management, which includes the president and chief executive officer and the chief financial officer. Generally on its own initiative the Compensation Committee reviews the performance of the president and chief executive officer and the chief financial officer and will establish their compensation levels based on both the performance evaluation and on comparable position studies provided by independent sources. With respect to equity compensation, the Compensation Committee approves all option grants, generally based on the recommendation of the president and chief executive officer, and has delegated granting authority to the president and chief executive officer.

The following table provides a summary of plan-based equity awards to our current and past executive officers.

GRANTS OF PLAN-BASED AWARDS
Name and principal position	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($)	Market price at date of grant ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John D. Carlson, President & Chief Executive Officer, Director	July 28, 2004 April 1, 2005 May 10, 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	45,000 200,000 250,000	$ 0.50 $ 1.25 $ 2.97	$ 0.95 $ 1.07 $ 2.97
Mark Gustafson, Chairman, President & Chief Executive Officer, Treasurer & Secretary	April 1, 2005	-	-	-	-	-	-	-	400,000	$ 1.25	$ 1.07
Michael D. Fowler, Chief Financial Officer, Treasurer & Secretary	January 16, 2006	-	-	-	-	-	-	-	250,000	$ 2.11	$ 2.11

Outstanding equity awards as of March 31, 2007 are summarized as follows:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name and principal position	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares that have not vested ($)	Equity incentive plan awards: Number of unearned shares that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested ($)
President John D. Carlson, & Chief Executive Officer, Director	45,000 200,000 125,000	- - 125,000	- - -	$ 0.50 $ 1.25 $ 2.97	July 27, 2009 April 1, 2010 May 10, 2011	- - -	- - -	- - -	- - -
Mark Gustafson, Chairman, President & Chief Executive Officer, Treasurer & Secretary	400,000	-	-	$ 1.25	April 1, 2010	-	-	-	-
Michael D. Fowler, Chief Financial Officer, Treasurer & Secretary	125,000	125,000	-	$ 2.11	January 16, 2011	-	-	-	-

     As indicated in the table below, no stock options were exercised by our executive officers during the fiscal year ended March 31, 2007.

OPTION EXERCISES AND STOCK VESTING
Name and principal position	Number of shares acquired on exercise ( # )	Value realized on exercise ( $ )	Number of shares acquired on vesting ( # )	Value realized on vesting ( $ )
John D. Carlson, President & Chief Executive Officer, Director	-	-	-	-
Mark Gustafson, Chairman, President & Chief Executive Officer, Treasurer & Secretary	-	-	-	-
Michael D. Fowler, Chief Financial Officer, Treasurer & Secretary	-	-	-	-

Compensation of Directors

     Compensation paid to our board of directors during the fiscal year ended March 31, 2007 is summarized as follows:

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George L. Hampton III	22,500	-	-	-	-	12,540 (1)	35,040
Curtis Hartzler	15,000	-	268,632 (2)	-	-	-	283,632
William A. Lansing	25,000	-	690,000 (3)	-	-	-	715,000
Michael Raleigh	15,000	-	268,632 (4)	-	-	-	283,632

(1)	Mr. Hampton performed certain consulting services for our Company during the year ended March 31, 2007.
(2)	Fair value of the 250,000 options granted October 6, 2006 was computed pursuant to Financial Accounting Standard 123R.
(3)	Fair value of the 300,000 options granted May 10, 2006 was computed pursuant to Financial Accounting Standard 123R.
(4)	Fair value of the 250,000 options granted October 6, 2006 was computed pursuant to Financial Accounting Standard 123R.

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

     On May 1, 2006, our board of directors approved a resolution to pay new non-executive directors a quarterly retainer of $5,000 commencing April 1, 2006. Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. On September 29, 2006, our board approved a resolution to pay non-executive directors a quarterly retainer of $7,500 commencing October 1, 2007. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     We employed Mark Gustafson as our president, chief executive officer, acting chief financial officer and a director until January 16, 2006 pursuant to a consulting agreement dated December 17, 2004 between our Company and MGG Consulting, a company that is wholly-owned by Mr. Gustafson. We agreed to pay MGG Consulting $8,000 per month commencing December 1, 2004 unless terminated at any time by either party upon written notice. We then entered into a consulting agreement with MGG Consulting on January 1, 2005 whereby the agreement was revised to pay MGG Consulting the sum of $1,000 per day commencing January 1, 2005. Effective April 1, 2005, the agreement was again amended to reduce the compensation rate to $800 per day. Effective January 16, 2006, the compensation rate was restored to $1,000 per day, which was his rate of compensation for service as our chairman and director until his resignation on October 6, 2006.

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

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of July 6, 2007,

  by each person who is known by us to beneficially own more than 5% of our shares of common stock;
  by each of our officers and directors; and
  by all of our officers and directors as a group.
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
John D. Carlson Box 13, Site 8, RR #1 Priddis, Alberta, Canada T0L 1W0	common stock	487,500(3)	1.32%
George L. Hampton III 11 Inverness Way South Englewood, Colorado, USA 80112	common stock	920,000(4)(5)	2.50%
Curtis Hartzler 49 Tuscany Estates Cres. NW Calgary, Alberta, Canada T3L 0B2	common stock	125,000(6)	0.34%
William A. Lansing 93962 Bridge View Lane North Bend, Oregon, USA 97459	common stock	230,000(7)	0.63%
Michael Raleigh Suite 550 10000 Memorial Drive Houston, Texas, USA 77024	common stock	125,000(8)	0.34%
Michael D. Fowler 17385 Wall Street Lake Oswego, Oregon, USA, 97034	common stock	250,000(9)	0.68%
All Officers and Directors As a Group (6 persons)	common stock	2,137,500	5.63%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 9, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 36,561,953 shares of common stock outstanding on June 27, 2007 plus additional shares for options above.

(3)	Includes 257,500 options currently exercisable, which includes the exercisable portion of 250,000 options granted on May 10, 2006.

(4)	Includes 245,000 options currently exercisable.

(5)

Mr. Hampton owns 50% of GeoTrends-Hampton International LLC. On August 8, 2005, GeoTrends-Hampton International LLC transferred 450,000 shares of our common stock into the personal name of George L. Hampton III.

(6)	Includes 125,000 options currently exercisable, which includes the exercisable portion of 250,000 options granted on October 6, 2006.

(7)	Includes 225,000 options currently exercisable, which includes the exercisable portion of 300,000 options granted on May 10, 2006.

(8)	Includes 125,000 options currently exercisable, which includes the exercisable portion of 250,000 options granted on October 6, 2006.

(9)	Includes 187,500 options currently exercisable, which includes the exercisable portion of 250,000 options grated on January 16, 2006.

Changes in Control

     We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     During the fiscal years ended March 31, 2007, 2006 and 2005, we incurred consulting charges from MGG Consulting, which is wholly-owned by Mark Gustafson, our previous president, chief executive officer, acting chief financial officer until January 16, 2006. Please refer to Item 10 – Executive Compensation – Summary Compensation Table of this annual report.

     During the year ended March 31, 2007, our Company recorded $780,266 in consulting fees to our directors and officers. In addition, we paid our officers and directors $46,558 for consulting fees relating to our oil and gas leases and $56,823 for geological and geophysical consulting fees, both of which are included in the costs of the oil and gas properties. During the year ended March 31, 2007, our Company also paid directors fees to related parties serving in that capacity, a total of $77,500.

     During the year ended March 31, 2006, our Company paid Tatum LLC a total of $119,500 of which $3,000 was paid during the period Michael Fowler became our chief financial officer. During the year ended March 31, 2007, we paid Tatum LLC a total of $26,250. During this period, Mr. Fowler held an ownership interest in Tatum LLC of less than 0.05 percent.

We have no policy regarding entering into transactions with affiliated parties.

Transactions with Promoters

The promoters of our Company are our directors and officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 are estimated at $38,000. During the fiscal year ending March 31, 2007, fees billed by Peterson Sullivan PLLC for quarterly interim financial statement reviews and services in connection with registration statements and other filings with the Securities and Exchange Commission were $30,577.

     The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 were $33,935. The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our consolidated financial statements for the fiscal year ended March 31, 2005 and included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 are estimated at $15,000.

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

Audit Related Fees

     For the fiscal years ended March 31, 2007 and March 31, 2006, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our consolidated financial statements which are not reported under the caption “Audit Fees” above, were nil.

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

Tax Fees

     For the fiscal year ended March 31, 2007, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, were $5,010.

     For the fiscal year ended March 31, 2007, the aggregate fees billed by Ernst & Young LLP for other non-audit professional services, other than those services listed above, were nil.

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

     The audit committee requires advance approval of all audit engagements, audit-related activities, tax services, and any other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

     The audit committee has considered the nature and amount of fees to be billed by Peterson Sullivan PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Peterson Sullivan PLLC’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws

3.1	Restated Articles of Incorporation (incorporated by reference from our Annual Report on Form 10-KSB/A filed on February 11, 2004).
3.2	Articles of Amendment to the Restated Articles of Incorporation, changing the name to Torrent Energy Corporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 30, 2005).
3.3	Articles of Amendment to the Restated Articles of Incorporation, creating Series B convertible preferred stock (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2004).
3.4	Bylaws of our Company (incorporated by reference from our Annual Report on Form 10-KSB/A filed on February 11, 2004).
3.5	Articles of Amendment dated July 13, 2005 creating Series C convertible preferred stock (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2005).
3.6	Articles of Amendment dated June 16, 2006 creating Series D convertible preferred stock (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).
3.7	Articles of Amendment dated June 28, 2006 creating Series E convertible preferred stock (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Scarab Systems, Inc. 2004 Non-Qualified Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 19, 2004).
4.2	Amended 2005 Equity Incentive Plan, effective March 17, 2005 (incorporated by reference from our Registration Statement on Form S-8 filed on August 31, 2005).

4.3	Form of Stock Option Agreement for Amended 2005 Equity Incentive Plan (incorporated by reference from our Registration Statement on Form S-8 filed on August 31, 2005).
(10)	Material Contracts
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

10.16	Option to Acquire Oil & Gas Lease with Pope Resources LP dated May 9, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 19, 2006).
10.17	Investment Agreement dated June 28, 2006 between our Company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).
10.18	Registration Rights Agreement dated June 28, 2006 between our Company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).
(11)	Statements regarding computation of per share earnings (See Note 2 to the consolidated financial statements included in Item 8).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on June 30, 2005).
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

(21)	Subsidiaries
Methane Energy Corp., an Oregon company

Cascadia Energy Corp., a Washington company
(23)	Consent of Experts and Counsel
23.1	Consent of Peterson Sullivan PLLC to incorporation by reference of audit report to the registration statement on Form S-8 filed on August 31, 2005 (filed herewith).
(24)	Power of Attorney
24.1	Power of Attorney (included on signature page).
(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
31.2	Section 302 Certification (filed herewith).
(32)	Section 906 Certifications
32.1	Section 906 Certification (filed herewith).
32.2	Section 906 Certification (filed herewith).

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

By: /s/ Michael D. Fowler
Michael D. Fowler
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: July 12, 2007

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Carlson as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or of their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Carlson
John D. Carlson	President, Chief Executive Officer	July 12, 2007
and Director

/s/ George L. Hampton III
George L. Hampton III	Director	July 12, 2007

/s/ Curtis Hartzler
Curtis Hartzler	Director	July 12, 2007

/s/ William A. Lansing
William A. Lansing	Chairman and Director	July 12, 2007

/s/ Michael Raleigh
Michael Raleigh	Director	July 12, 2007