Form 10-Q
period 2007-06-30
TORRENT ENERGY CORP
filed 2007-08-14
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-19949

TORRENT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 SW Columbia Street; Suite 640, Portland, Oregon 97258
(Address of principal executive offices)

503.224.0072
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
Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

39,828,801 shares of common stock issued and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of Torrent Energy Corporation (the “Company” or “Torrent”) as of June 30, 2007, and its results of operations for the three month periods ended June 30, 2007 and 2006 and its cash flows for the three month periods ended June 30, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Balance Sheets
(UNAUDITED)

	June 30,	March 31,
ASSETS	2007	2007
Current Assets
Cash and cash equivalents	$2,610,106	$5,941,577
Joint venture receivables	328,227	147,928
Inventory	852,760	906,208
Prepaid expenses and deposits	418,058	511,135

Total Current Assets	4,209,151	7,506,848

Oil and gas properties, unproven (Note 4 )	33,520,973	31,234,262
Other assets, net of depreciation of $59,218 and $43,762	205,243	215,999

Total Assets	$37,935,367	$38,957,109

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,221,112	$1,379,204
Accounts payable – related parties (Note 3)	8,008	8,545
Convertible Series E preferred stock subject to mandatory
redemption, 1,600 shares outstanding (March 31, 2007 – 2,350) (Note 5)	1,600,000	2,350,000
Preferred stock dividends payable	914,159	660,069
Dividend payable on preferred stock subject to mandatory redemption	28,466	-
Current portion of long-term note	37,500	37,500

Total Current Liabilities	3,809,245	4,435,318

Long-term Liabilities
Long-term note	3,125	9,375

Total Liabilities	3,812,370	4,444,693

Commitments and Contingencies (Note 4)

STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital
Convertible Series E preferred stock, $0.01 par value, 25,000 shares authorized, 21,850 shares issued and outstanding (March 31, 2007
– 22,650)	218	226
Common stock, $0.001 par value, 100,000,000 shares authorized,
36,561,953 shares issued and outstanding (March 31, 2007 –
33,424,941)	36,562	33,425

Additional paid in capital	54,738,544	51,124,541

Deficit accumulated during the exploration stage	(20,652,327)	(16,645,776)
Total stockholders’ equity (deficit)	34,122,997	34,512,416
Total liabilities and stockholders’ equity (deficit)	$37,935,367	$38,957,109

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2007
(UNAUDITED)

				Share	Deficit
				subscriptions	accumulated	Total
	Common Stock		Additional paid-	received/	during	Stockholders’
	Shares	Amount	in capital	(receivable)	exploration stage	equity (deficit)
Stock issued for cash at $0.001 per share in October 2001	5,425,000	$5,425	$-	$-	$-	$5,425
Stock issued for intangible asset acquisition at $0.001 per share in October 2001	200,000	200	-	-	-	200
Issued 1,440,000 common stock at $0.001 per share in October 2001	1,440,000	1,440	-	(1,440)	-	-
Stock issued at $0.50 per share in November 2001	675,000	675	336,825	(337,500)	-	-
Stock issued for cash at $0.50 per share in January 2002	390,000	390	194,610	-	-	195,000
Net(loss)for the period	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	8,130,000	8,130	531,435	(338,940)	(112,434)	88,191

Stock issued for cash at $0.25 to $0.50 per share in April 2002	130,000	130	39,870	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	1,446,299	1,446	(1,446))	-	-	-
Acquisition of MarketEdge Direct	-	-	-	337,500	-	337,500
Proceeds of share subscription	-	-	-	1,440	-	1,440
Return of stocks in connection with disposal of MarketEdge Direct	(540,000)	(540)	(358,042))	-	-	(358,582)
Proceeds of 96,000 share subscription at $0.40 to $0.50 per share	-	-	-	40,500	-	40,500
241,020 shares allotted for services rendered at $0.10 to $0.40 per share	-	-	33,306	-	-	33,306
Net (loss) for the year	-	-	-	-	(396,277)	(396,277)
Balance, March 31, 2003	9,166,299	9,166	245,123	40,500	(508,711)	(213,922)

Stocks issued for services rendered and recorded in fiscal year 2004	241,020	241	(241))	-	-	-
Stocks issued at $0.40 to $0.50 per share	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	1,200,000	1,200	118,800	-	-	120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March	960,000	960	95,040	-	-	96,000
2004
Issuance of stock options as compensation	-	-	195,740	-	-	195,740
Forgiveness of debt – related party	-	-	110,527	-	-	110,527
Net (loss) for the year	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	12,173,319	$12,173	$855,883	$-	$(883,317)	$(15,261)

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2007
(UNAUDITED)

						Deficit
	Series B					accumulated	Total
	Preferred Stock		Common Stock		Additional	during exploration	Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	stage	equity (deficit)
Stocks issued for exercise of stock options at	-	$-	640,000	$640	$63,360	$-	$64,000
$0.10 per share in May, June and July 2004
Stocks and warrants issued under a private	-	-	1,442,930	1,443	503,582	-	505,025
placement at $0.35 per share in May 2004
Stocks issued for investor relations services at			300,000	300	161,700	-	162,000
$0.54 per share in June 2004
Stocks issued for acquisition of oil and gas			1,200,000	1,200	454,800	-	456,000
properties at $0.38 per share in June 2004 and
January 2005
Stocks and warrants issued under a private			500,000	500	199,500	-	200,000
placement at $0.40 per share in July 2004
Stocks issued under a private placement at $1.00			2,500,000	2,500	2,397,500	-	2,400,000
per share in 2005, net of share issue costs of
$100,000
Stocks issued for exercise of warrants at $0.50			1,614,359	1,614	825,565	-	827,179
and $0.55 per share
Convertible Series B preferred stock issued under	2,200	22	-	-	1,934,978	-	1,935,000
a private placement at $1,000 per Series B share
in August 2004, net of issuance costs
Stocks issued for conversion of Series B	(500)	(5)	614,358	615	(610)	-	-
preferred stock at prices ranging from $0.76 to
$0.89 per share
Beneficial conversion feature on convertible	-	-	-	-	315,245	-	315,245
Series B preferred stock
Accretion of Series B preferred stock beneficial	-	-	-	-	-	(210,163)	(210,163)
conversion feature
Series B preferred stock dividend	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	701,740	-	701,740
Net (loss) for the year	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	20,984,966	$20,985	$8,413,243	$(3,584,777)	$4,849,468

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2007
(UNAUDITED)

								Deficit
								accumulated
	Series B		Series C					during	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	exploration	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	stage	equity (deficit)
Stock issued for conversion of Series B preferred	(1,700)	$(17)	-	$-	1,795,254	$1,795	$(1,778)	$-	$-
stock at prices ranging from $0.77 to $1.20 per
share
Accretion of Series B preferred stock beneficial	-	-	-	-	-	-	-	(105,081)	(105,081)
conversion feature
Common stock issued for cashless exercise of	-	-	-	-	89,502	89	(89)
stock options
Cancellation of stock options as compensation	-	-	-	-	-	-	(99,641)		(99,641)
Common stock issued for exercise of warrants	-	-	-	-	328,571	329	168,956		169,285
ranging from $0.50 to $0.55 per share
Common stock issued at $2 per share under a	-	-	-	-	1,650,000	1,650	3,273,350		3,275,000
private placement in July 2005, net of issuance
cost
Series C preferred stock issued under	-	-	12,500	125	-	-	11,551,875	-	11,552,000
a private placement at $1,000 per Series C share
in July 2005, net of issuance costs
Beneficial conversion feature on convertible	-	-	-	-	-	-	845,763	-	845,763
Series C preferred stock
Accretion of Series C preferred stock beneficial conversion	-	-	-	-	-	-	-	(845,763)	(845,763)
feature
Series C stock dividend			-	-	-	-	-	(308,442)	(308,442)
Common stock issued for conversion of Series C	-	-	(4,125)	(41)	2,083,614	2,084	(2,043)	-	-
preferred stock ranging from $1.64 to $2.27 per
share
Common stock issued for acquisition of oil and	-	-	-	-	600,000	600	227,400	-	228,000
gas properties at $0.38 per share in February 2006
Stock based compensation for the period	-	-	-	-	-	-	2,075,422	-	2,075,422
Net (loss) for the period	-	-	-	-	-	-	-	(4,036,286)	(4,036,286)
Balance, March 31, 2006	-	$-	8,375	$84	27,531,907	$27,532	$26,452,458	$(8,880,349)	$17,599,725

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2007
(UNAUDITED)

								Deficit
								accumulated	Total
	Series C		Series E				Additional	during	Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	exploration	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stage	(Deficit)
Beneficial conversion feature on convertible	-	$-	-	$-	-	$-	$710,110	$-	$710,110
Series C Preferred Stock

Accretion of Series C beneficial conversion	-	-	-	-	-	-	-	(710,110)	(710,110)
feature

Series C stock dividend	-	-	-	-	-	-	-	(35,270)	(35,270)

Common Stock Issued for conversion of	(8,375)	(84)	-	-	5,339,320	5,339	(5,255)	-	-
Series C Preferred stock ranging from $1.64
to $2.27 per share

Common Stock Issued in lieu of cash	-	-	-	-	228,714	229	343,483	-	343,712
dividend on Series C Preferred stock at a
price of $1.50 per share

Series E Preferred stock issued	-	-	25,000	250	-	-	23,114,750	-	23,115,000
under Private Placement at $1,000 per Series
E share net of issuance costs (Note 5)

Series E Preferred stock reclassed to			(2,350)	(24)			(2,349,976)		(2,350,000)
liability per SFAS No. 150

Series E stock dividend	-	-	-	-	-	-	-	(660,069)	(660,069)
Stock based compensation for the period	-	-	-	-	-	-	2,465,796		2,465,796
Common stock issued for Services	-	-	-	-	125,0000	125	227,375	-	227,500
Exercise of stock options					200,000	200	165,800		166,000

Net (Loss) for the Period	-	-	-	-	-	-	-	(6,359,978)	(6,359,978)

Balance, March 31, 2007	-	$-	22,650	$226	33,424,941	$33,425	$51,124,541	$(16,645,776)	$34,512,416

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2007
(UNAUDITED)

						Deficit
						accumulated	Total
	Series E				Additional	during	Stockholders'
	Preferred Stock		Common Stock		Paid-In	exploration	Equity
	Shares	Amount	Shares	Amount	Capital	stage	(Deficit)
Common stock issued for settlement of	-	-	3,100,000	$3,100	$4,124,900	$-	$4,128,000
Preferred Stock liability at $0.50 per share
(Note 5)

Common stock issued in lieu of cash	-	-	37,012	37	49,498	-	49,535
dividends on Series E preferred stock at a
price of $0.50 per share (Note 5)

Convertible Series E preferred stock reclassed to	(800)	(8)	-	-	(799,992)	-	(800,000)
liability per SFAS No. 150 (Note 5)

Series E preferred stock dividend	-	-	-	-	-	(272,596)	(272,596)
Stock based compensation for the period	-	-	-	-	239,597		239,597

Net (Loss) for the period	-	-	-	-	-	(3,733,955)	(3,733,955)

Balance, June 30, 2007	21,850	$218	36,561,953	$36,562	$54,738,544	$(20,652,327)	$34,122,997

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Operations
(UNAUDITED)

	Cumulative
	October 8, 2001	Three Months	Three Months
	(inception) to	Ended	Ended
	June 30, 2007	June 30, 2007	June 30, 2006

Expenses
Payroll expense	$1,422,293	$361,466	$148,462
Consulting (Note 3)	2,492,877	115,675	209,404
Stock-based compensation	5,678,295	239,597	730,251
Investor relations	1,737,353	118,364	217,867
Directors’ fees	140,000	30,000	7,500
Depreciation and amortization	64,991	15,456	2,648
Insurance	325,679	45,855	16,850
Legal and accounting	1,102,656	62,119	96,622
Lease rental expense	193,713	-	85,903
Office and Miscellaneous	453,831	34,148	23,271
Rent	290,296	35,648	25,825
Shareholder relations	216,794	2,313	4,515
Telephone	143,477	17,695	7,355
Travel	851,194	76,806	92,754
Shrinkage on inventory	52,473	-	-
Purchase investigation costs	103,310	-	-
Interest expense	35,966	28,466	-
Interest expense on long term debt	16,569	-	-

Operating (loss)	(15,321,767)	(1,183,608)	(1,669,227)

Other income (expense)

Loss on conversion of preferred stock	(2,609,029)	(2,609,029)	-
Interest income	510,561	58,682	12,866
Gain on sale of equipment	261	-	-
Gain on settlement of debt	37,045	-	-
Write-off of goodwill	(70,314)	-	-

Loss from continued operations	(17,453,243)	(3,733,955)	(1,656,361)
Net income from discontinued operations	21,082	-	-

Net loss for the period	(17,432,161)	(3,733,955)	(1,656,361)
Series B preferred stock dividend	(72,672)	-	(35,270)
Series C preferred stock dividend	(343,712)	-	(3,699)
Series E preferred stock dividend (Note 5)	(932,665)	(272,596)	-
Dividend accretion of Series B preferred stock
beneficial conversion feature	(315,244)	-	-
Dividend accretion of Series C preferred stock
beneficial conversion feature	(1,555,873)	-	(710,110)
Net loss for the period applicable to common
stockholders	$(20,652,327)	$(4,006,551)	$(2,405,440)
Basic and diluted (loss) per share	-	$(0.11)	$(0.08)
Weighted average number of common
shares outstanding	-	35,046,608	31,169,065

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)
Consolidated Statements of Cash Flows
(UNAUDITED)

	Cumulative
	October 8, 2001	Three Months	Three Months
	(inception) to	Ended	Ended
	June 30, 2007	June 30, 2007	June 30, 2006
Cash flows provided by
(used in) operating activities
Net (loss) for the period	$(17,432,161)	$(3,733,955)	$(1,656,361)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation and amortization	64,991	15,456	2,648
- stock-based compensation	5,678,295	239,597	730,251
-Loss on conversion of preferred stock	2,609,029	2,609,029
- interest expense on Series E Stock
subject to mandatory redemption	28,466	28,466	-
- shrinkage on inventory	26,821	-	-
- foreign exchange	1,398	-	-
- write-off of goodwill	70,314	-	-
- debt forgiven	37,045	-	-
-gain on sale of equipment	(261)	-	-
- net income from the discontinued
operations	(21,082)	-	-
- common shares issued for service
rendered	195,306	-	-
- reversal of option expense charged for
services	(99,641)	-	-
Changes in non-cash working capital
items:
Joint venture receivables	(328,227)	(180,299)	25,406
Inventory	(879,581)	53,448	74,786
Prepaid expenses	(251,304)	32,896	70,394
Accounts payable	(2,969,496)	(1,092,153)	(204,211)

Net cash used in operating activities	(13,270,088)	(2,027,515)	(957,087)

Cash flows provided by (used in)
investing activities
Oil and gas properties	(28,511,516)	(1,293,006)	(2,079,585)
Loan	(62,684)	-	-
Proceeds from sale of equipment	7,415	-	-
Acquisition of other assets	(202,388)	(4,700)	(1,844)

Net cash used in investing activities	$(28,769,173)	$(1,297,706)	$(2,081,429)

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Cash Flows (continued)
(UNAUDITED)

	Cumulative
	October 8, 2001	Three Months	Three Months
	(inception) to	Ended	Ended
	June 30, 2007	June 30, 2007	June 30, 2006
Cash flows provided by (used in)
financing activities
Proceeds from issuance of common
stock	$7,988,414	$-	$-
Net proceeds from issuance of Series B
preferred stock	1,935,000	-	-
Net proceeds from issuance of Series C
preferred stock	11,552,000	-	-
Net proceeds from issuance of Series E
Preferred stock	23,115,000	-	8,315,000
Payment of Series B preferred stock
dividend	(72,672)	-	-
Proceeds from promissory notes	30,000	-	-
Repayment of promissory notes	(64,375)	(6,250)	-
Proceeds from shareholder loan	80,000	-	-
Repayment of shareholder loan	(80,000)	-	-
Proceeds from exercise of stock options	166,000	-	-
Net cash provided by (used in) financing
activities	44,649,367	(6,250)	8,315,000
Increase (decrease) in cash and cash
equivalents	2,610,106	(3,331,471)	5,276,484
Cash and cash equivalents,
beginning of period	-	5,941,577	2,658,719
Cash and cash equivalents, end of period	$2,610,106	$2,610,106	$7,935,203
Supplemental cash flow information:
Interest paid	$13,013	$-	$-

Non-cash transactions:
Common stock issued pursuant to
conversion of promissory note	$55,000	$-	$-
Common stock issued for investor
relations services	$162,000	$-	$-
Common stock issued for prepaid
technical services	$227,500	$-	$-
Forgiveness of accrued consulting fees
payable to directors and officers	$110,527	$-	$-
Common stock issued for oil and gas
properties	$684,000	$-	$-
Property acquired through issuance of
note	$75,000	$-	$-
Payment of Series B dividends with
issuance of common stock	$343,712	$-	$-
Payment of Series C dividends with
issuance of common stock	$35,270	$-	$35,270
Payment of Series E dividends with
issuance of common stock	$49,535	$49,535	$-
Common stock issued for settlement of
Preferred Stock liaiblity	$4,128,000	$4,128,000	$-

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2007 and 2006
(UNAUDITED)

Note 1.                Incorporation and Continuance of Operations

Torrent Energy Corporation (the “Company” or “Torrent”) is an exploration stage company engaged in the natural gas exploration and development of oil and gas properties, primarily in Oregon and Washington State. The Company has generated no revenue to date, has incurred ongoing operating losses, and requires additional funds to meet its obligations and to maintain its operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from an adverse outcome related to this uncertainty.

The accompanying unaudited consolidated financial statements have been prepared assuming that we would continue as a going concern. They have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. This interim unaudited financial information should be read in conjunction with the Company’s annual report for the year ended March 31, 2007, as filed on Form 10-K.

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

c)        Joint Venture Receivables

The accompanying financial statements as of June 30 and March 31, 2007, include the wholly-owned accounts of the Company and its proportionate share of assets, liabilities and results of operations in the joint venture in which it participates. The Company has maintained a 60 percent majority ownership interest in properties in which joint venture participation exists and acts as the operator for the joint venture. The Company incurs 100 percent of the expenses related to the Joint Venture Partner and bills its Joint Partner for 40 percent of applicable costs.

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

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2007 and 2006
(UNAUDITED)

At June 30 and March 31, 2007, net joint venture receivables were $328,227 and $147,928, respectively. At June 30 and March 31, 2007, the Company had established no allowance for bad debt, deeming its receivables as likely to be collected.

d)        Stock Subject To Mandatory Redemption

In May 2003, FASB issued SFAS No. 150. “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In applying SFAS No. 150, the Company has determined that a portion of the Series E Convertible Preferred Stock (“Series E Stock”) met the characteristics of a liability and, therefore, has been classified as a current liability on the Company’s balance sheet as of June 30 and March 31, 2007. (See Notes 5 and 6).

e)        Accounting Estimates

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

f)        Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. Diluted loss per share is equivalent to basic loss per share as the stock options, warrants and convertible preferred stock to acquire common shares as disclosed in the notes are anti-dilutive.

Three Months Ended June 30,	2007		2006
Net Loss	$(3,733,955)		$(1,656,361)
Less Preferred stock dividends	(272,596)		(38,969)
Less Dividend accretion on preferred stock beneficial	-		(710,110)
conversion
Net loss applicable to common stockholders	$(4,006,551)		$(2,405,440)
Weighted Average Shares Outstanding	35,046,608		31,169,065
Basic and Diluted Earnings per Share	$(0.11)	$	(0.08)

Note 3.                Related Party Transactions

During the three months ended June 30, 2007, the Company paid or accrued $208,799 (2006 - $192,430) in consulting fees and salaries to directors and officers of the Company. In addition, the Company paid officers and directors of the Company $nil (2006 - $31,896) in compensation for activities relating to the Company’s oil and gas leases, $nil (2006 - $10,400) for drilling consultation and $nil (2006 - $20,613) for geological and geophysical consulting activities, all of which are included in the costs of the oil and gas properties. As of June 30, 2007, there

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2007 and 2006
(UNAUDITED)

was $8,008 (2006 - $8,545) representing unpaid expense reimbursements owing to directors and officers. Also see Note 6.

Note 4.                Oil and Gas Properties, Unproven

Coos Bay Basin Property. On May 11, 2004, Methane Energy Corp. entered into a Lease Purchase and Sale Agreement (the “Agreement”) with GeoTrends-Hampton International LLC (“GHI”) to purchase GHI’s undivided working interest in certain oil and gas leases in the Coos Bay Basin of Oregon. As consideration for the acquisition of these oil and gas leases, the Company paid a total of $300,000 in cash and issued 1,800,000 restricted common shares in three performance based tranches. The shares were valued at $0.38 per share, which was the fair value at the time that the agreement was negotiated. GHI also maintains an undivided overriding royalty interest of 4% upon production in the Coos Bay project area. With the subsequent leasing of additional public and private land positions, as of June 30, 2007, Methane Energy Corp. holds a total of approximately 118,000 acres in the Coos Bay Basin.

Related to its Coos Bay exploration program, Methane Energy Corp. had escrowed $1,000,000 through an attorney to provide assurance of payment to the Company from which it obtained the drilling rig being used to complete a Pilot Exploration Program in the Coos Bay Basin. The escrow was subsequently reduced by $749,650 by mutual agreement to satisfy a portion of the amounts then owing. The remaining balance, including interest earned on the escrowed funds, totaled $284,848 at June 30, 2007. The balance of the deposit remains fully refundable upon payment of all obligations owed to the owner of the drilling rig or, alternatively, may be applied to satisfy all or a portion of sums owed at that time. As of June 30, 2007, amounts owing and attributable to this arrangement totaled $62,283 and are included in accounts payable.

Chehalis Basin Property. On August 9, 2005, Cascadia Energy Corp., the Company’s wholly-owned subsidiary, executed a lease option agreement with Weyerhaeuser Company to lease 100,000 acres that it may select from an overall 365,000 acreage in the Chehalis Basin located in Washington State. Cascadia Energy Corp. commenced an exploratory work program in 2006 for possible hydrocarbon deposits on acreage it selected from the acreage block. Cascadia Energy Corp. also has been granted a two-year first right of refusal on the balance of the Weyerhaeuser acreage that it does not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which the Company paid $60,000 (See “Joint Venture” below). In addition, Cascadia Energy Corp. was allowed to extend the term of its option for an additional year by committing to a work program of $285,715, pertaining to the full 100,000 acres with proportional reduction should the Company reduce the number of acres selected for exploration activity during the initial option period. In February 2007, Weyerhaeuser Company extended the initial period for completion of the $285,715 work commitment to August 2007. In July 2007, the Company negotiated an amendment to the option agreement extending the option for an additional 120 days. Pursuant to this amendment, the Company paid Weyerhaeuser $100,000, and Weyerhaeuser waived the $285,715 work commitment.

From October 2006 through June 2007, Cascadia Energy Corp has entered into three additional lease agreements with Weyerhaeuser totaling 36,991 acres, two of which required payment of upfront lease bonuses of $428,610 and one of which requires annual lease payments of $1,275. Certain provisions of these agreements require Cascadia Energy Corp. to commence a well within the first two years of the lease, or the lease will terminate and the Company would be required to make a payment of $75,000 to Weyerhaeuser.

Since January 2006, Cascadia Energy Corp. has also acquired 23,735 acres from the State of Washington Trust, which acreage lies directly adjacent or contiguous to Cascadia Energy Corp.’s initial 100,000 acres leased from Weyerhaeuser. This acreage was acquired in lease auctions for aggregate lease consideration of $37,719, and has been included in the Chehalis Basin project. As of June 30, 2007, Cascadia Energy Corp. controls approximately 176,000 acres in the Chehalis Basin through lease options and oil and gas leases.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2007 and 2006
(UNAUDITED)

On August 12, 2005, Cascadia Energy Corp. entered into a joint venture agreement (“Joint Venture”) with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company, which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia Energy Corp. serves as operator of the Joint Venture with a 60% interest in the Joint Venture; while St. Helens is to actively assist in evaluating the area, developing exploratory leads and prospects, and provide 40% of the funding to pursue exploration and development of the prospect. Cascadia Energy Corp. records its investment and related expenses associated with the Chehalis Basin project net of St. Helens contribution. During the period commencing with the inception of the Chehalis Basin project and ending June 30, 2007, the Joint Venture had expended a total of $2,230,109 of which St. Helens’ unpaid share as of June 30, 2007 equaled $328,227 (March 31, 2007 - $147,928) and is included in Joint Venture Receivables.

The total costs incurred and currently excluded from amortization for the Company’s oil and gas properties are summarized as follows:

			Drilling	Geological
	Property	Seismic	and	and
	acquisition	and land	gathering	geophysical	Total
Coos Bay Basin
Property
Three months ended
June 30, 2007	$-	$53,812	$1,404,240	$84,877	$1,542,929
Inception through
March 31, 2007	984,000	1,438,310	26,433,735	1,578,911	30,434,956
Total	$984,000	$1,492,122	$27,837,975	$1,663,788	$31,977,885

Chehalis Basin
Property
Three months ended
June 30, 2007	$-	$216,097	$487,872	$39,813	$743,782
Inception through
March 31, 2007	-	579,344	93,899	126,063	799,306
Total	$-	$795,441	$581,771	$165,876	$1,543,088
Total Oil and Gas
Properties	$984,000	$2,287,563	$28,419,746	$1,829,664	$33,520,973

Note 5.                Series E Convertible Preferred Stock (“Series E Stock”)

On June 28, 2006, the Company closed a private placement agreement with YA Global Investments , (formerly known as Cornell Capital Partners, LP), under which it sold 25,000 shares of its Series E Convertible Preferred Stock at $1,000 per share (the “Series E Stock”). The Series E Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series E Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series E Stock shall be entitled to receive out of the assets of the Company an amount equal to $1,000 per share of the Series E Stock plus all declared and unpaid dividends thereon, for each share of Series E Stock held by them.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2007 and 2006
(UNAUDITED)

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

As a condition of the Series E Stock, the Company filed a registration statement (the “Registration Agreement”) registering 15,000,000 shares of common stock into which the Series E Stock would be converted. This Registration Statement was declared effective on February 9, 2007. Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares to facilitate the Company’s compliance with a revision of SEC guidelines related to the form of registration. The 5,000,000 additional shares of Series E Stock will be registered on a separate registration statement.

Net proceeds from the Series E Stock received during the fiscal year ended March 31, 2007 was $23,115,000, after the payment of issuance costs of $1,885,000.

Beginning December 1, 2006, the Company incurred a conditional mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008. If the Company’s common shares are trading at an average price less than $1.67 per share on a mandatory redemption date, the Company will pay cash at the original investment amount per share plus a 20% redemption premium. The holder of the Series E Stock may only convert up to a maximum of $1,250,000 of Series E Stock into common stock in any 30 day period. Each share of Series E Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company. The Series E Convertible Preferred Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007. Subsequent to March 31, 2007 and continuing through June 30, 2007, the Series E Convertible Preferred Stock investor elected, in lieu of a cash payment, to accept a limited monthly redemption plus accrued dividends, which has been converted into shares of the Company’s common stock as detailed below:

Conversion	Shares of	Conversion	Shares of
Date	Series E Stock	Price	Common Stock
April 1, 2007 redemption	250	$ 0.50	500,000
Related dividends		$ 0.50	3,150
May 1, 2007 redemption	500	$ 0.50	1,000,000
Related dividends		$ 0.50	10,410
June 1, 2007 redemption	800	$ 0.50	1,600,000
Related dividends		$ 0.50	23,452
Total	1,550		3,137,012

In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, the Company has determined that the limited redemptions due from July 1, 2007 through August 1, 2007 totaling $1,600,000 have met the characteristics of a liability and, therefore, have been classified as a current liability in the Company’s financial statements as of June 30, 2007. As of March 31, 2007, $2,350,000 had met the characteristics of a liability and, therefore, was classified as a current liability in the Company’s financial statements. Subsequent to June 30, 2007 and through August 1, 2007, the investor has again elected, in lieu of a cash payment, to accept a limited redemption, totaling $1,600,000 plus accrued and unpaid dividends, which has been converted into 3,266,848 shares of the Company’s common stock at a conversion rate of $0.50 per share. These shares met

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2007 and 2006
(UNAUDITED)

the conditions of being mandatorily redeemable based on the trailing five day stock price proceeding the assessment date. For those shares that met the characteristics of a liability, the Company has reported the dividends earned on this portion of the Series E Stock as interest expense, in accordance with SFAS No. 150. For the three months ended June 30, 2007, the interest expense related to Series E Stock subject to conditional mandatory redemption was $28,466 (2006 – Nil).

The difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates has been recorded as loss on conversion of Series E Stock in the amount of $2,609,029 for the three months ended June 30, 2007.

See Note 6 for additional discussion regarding this subsequent event related to the conditional mandatory redemption of the Series E Stock.

Note 6.                Subsequent Events

As described in Note 5 regarding the Company’s Series E Convertible Preferred Stock, the Company is obliged to redeem its Series E shares from the investors in ratable monthly increments ending with a final redemption on August 1, 2008. Subsequent to June 30, 2007, the investor has elected, in lieu of a cash payment, to accept temporarily a limited redemption, totaling to date $1,600,000 or 1,600 shares of the Series E Stock, plus accrued and unpaid dividends which has been converted into 3,266,848 shares of common stock based on a conversion rate of $0.50 per share. The Company has no assurance that the investor will continue to limit the contractual redemption or to accept payment in shares of commons stock for the contractual redemption in the future. With respect to the Series E shares and unpaid dividends converted in July and August of 2007, the difference between the $0.50 per common share conversion price and the market price of the common shares on the conversion dates was $1,502,139 and will be reflected as loss on conversion of Series E Stock in the Company’s second quarter results.

On January 1, 2005, the Company entered into a management consulting agreement with MGG Consulting, a company owned by Mark Gustafson, a then director of the Company. Pursuant to the agreement as subsequently amended, the Company was committed to a rate of $1,000 per day for consulting by MGG Consulting. The consulting agreement was terminated by mutual agreement in July 2007, and Mr. Gustafson voluntarily forfeited 400,000 options granted under the 2005 Equity Incentive Plan.

Item 2.                Management’s Discussion and Analysis or Plan of Operations.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in Part II- Item 1A of this quarterly report, that may cause our Company or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. All references to “CDN$” refer to Canadian dollars.

As used in this quarterly report, the terms “our Company”, “we”, “us” and “our” mean Torrent Energy Corporation, and our wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., unless otherwise indicated.

Company Overview

We are an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon and in the Chehalis Basin region of Washington State. We were formed by the merger of Scarab Systems, Inc., a Nevada corporation, with iRV, Inc., a Colorado corporation, on July 17, 2002. We were initially involved in the business of providing services to the e commerce industry. However, we ceased all activities in the e-commerce industry by the end of the fiscal year ended March 31, 2003. After two unsuccessful business acquisition transactions involving MarketEdge Direct and Catalyst Technologies, Inc., we incorporated an Oregon subsidiary company named Methane Energy Corp. on April 30, 2004 in anticipation of acquiring oil and gas properties in the State of Oregon. On May 11, 2004, Methane Energy Corp. entered into a lease purchase and sale agreement with GeoTrends-Hampton International, LLC to purchase GeoTrends-Hampton International’s undivided working interest in certain oil and gas leases for the Coos Bay Basin prospect located onshore in the Coos Bay Basin of Oregon. To reflect the change in our business focus, we obtained shareholder approval on July 13, 2004 to change our name from Scarab System, Inc. to Torrent Energy Corporation.

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

Drilling and testing programs were then initiated at three pilot sites - Beaver Hill, Radio Hill and Westport. A total of twelve exploratory wells have been drilled. Five exploratory wells were drilled and completed at Beaver Hill; two exploratory wells were drilled at Radio Hill with one completion; and five exploratory wells were drilled at Westport with completions scheduled. Production and flow testing at the pilot well sites as well as continued development work are currently progressing.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

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

The continuation of our business is dependent on obtaining further financing, positive results from exploratory activities, and achieving a profitable level of business. Currently, we are seeking partners to assist in the development of certain of our properties which would dilute our interest in those properties. We are also seeking additional financing which could dilute our existing shareholders’ interests, or we may sell certain interests in our properties outright. Furthermore, if at any stage we determine that it is not expected that our properties can be commercially developed, we may abandon further development work and our interests in the properties.

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

LIQUIDITY AND CAPITAL RESOURCES

Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our future property interests.

Our cash on hand was $2,610,106 as of June 30, 2007, compared to $5,941,577 at March 31, 2007. Our working capital surplus was $399,906 as of June 30, 2007 as compared to $3,071,530 at March 31, 2007.

During the fiscal year ended March 31, 2007, we received net proceeds of $23,115,000 from the issuance of shares of our Series E preferred stock.

During the three months ended June 30, 2007, we expended cash of $1,293,006 on our Coos Bay and Chehalis Basin projects compared to $2,079,585 during the three months ended June 30, 2006. Expenditures on the Coos Bay project for the three months ended June 30, 2007 were $937,502 (2006 - $2,052,060) and included $53,811(2006 - $29,262) in seismic and lease costs, $858,995 (2006 - $1,829,151) in drilling costs and $24,695 (2006 - $193,647) for geological and geophysical consulting fees.

During the three months ended June 30, 2007, cash expenditures for our Chehalis Basin project totaled $355,504 (2006 - $27,525) and included $206,562 (2006 - $27,525) for seismic and lease costs, $136,539 (2006 - $nil) in drilling costs and $12,403 (2006 - $nil) for geological and geophysical consulting. The Chehalis Basin expenditures are net of the 40% participation by our joint venture partner.

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

The first conditional mandatory redemption payment was due on December 1, 2006 with additional payments due on the first trading day of each subsequent month in an amount sufficient to ratably retire the Series E Convertible Preferred Stock over the period ending August 1, 2008. The Series E Convertible Preferred Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007. Subsequent to March 31, 2007 and through August 1, 2007, the Series E Convertible Preferred Stock investor has elected, in lieu of a cash payment, to accept a conditional mandatory redemption, totaling $3,150,000 plus accrued and unpaid dividends, which has been converted into 6,403,860 shares of our common stock at a conversion rate of $0.50 per share. We have no assurance that the Series E convertible preferred stock investor will continue to limit the contractual redemption requirement or to accept payment in shares of our common stock at the $0.50 per share conversion rate. Please refer to Note 5 and Note 6 to our unaudited consolidated financial statements.

In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” we have determined that the conditional mandatory redemption amounts for the months of July and August of 2007, totaling $1,600,000, have met the characteristics of a liability and, therefore, have been classified as a current liability in our financial statements as of June 30, 2007. Subsequent to March 31, 2007 and prior to the issuance of these financial statements, we and the investor agreed to this limited redemption of 3,150 shares of the Series E Stock as a negotiated settlement to the conditional mandatory redemption provisions that would have required cash redemption payments of $8,823,529 for 7,353 shares of Series E Stock plus accrued dividends. The difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates has been recorded as loss on conversion of Series E Stock in the amount of $2,609,029 for the three months ended June 30, 2007. Subsequent to June 30, 2007, additional conditional mandatory redemptions occurred on July 9 and August 1, 2007 resulting in additional loss on conversion of $1,502,139 which will be recorded in the second quarter results. See Note 6 to our unaudited consolidated financial statements for additional discussion regarding this subsequent event related to the conditional mandatory redemption of the Series E Stock.

Additional Financing

We require additional financing in order to complete our stated plan of operations for the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

The results of operations include the results of our Company and its wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the three-month periods ended June 30, 2007 and 2006. During the three-month periods ended June 30, 2007 and 2006, our Company performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., held the interests in the leases and operated the Coos Bay project and Chehalis Basin project, respectively.

For the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Operating expenses. Operating expenses declined during the most current three month period as compared to the same period last year primarily as a result of reduced stock compensation expense. Other less significant operating expense variances during the current three-month period compared to the prior year quarter included employee expenses, consulting, investor relations, lease rentals, directors' fees, accounting and legal, and insurance expense.

Total operating expenses declined $485,619 for the three months ended June 30, 2007 when compared to same period one year earlier. The largest change occurred in stock-based compensation which declined $490,654 reflecting both fewer option grants during the current period as well as a decline in the stock-based compensation expense as a result of earlier grants that have now been fully recognized.

Employee payroll expense increased by $213,004 on a year-over-year basis for the quarter with consulting expense declining by $93,729 on the same basis. An increase in the number of employees accounted for the increased employee expense. Only clerical personnel have received salary increases since their respective hire dates. Consulting expense declined as more of the functions previously performed by outside consultants have been assumed by full-time employees.

Investor relations expense declined by $99,503 due to the prior period including increased investor communication efforts related to high levels of convertible preferred stock conversion activity as contrasted with the most current quarter. Lease rental expense declined $85,903 as a consequence of the absence of recurring lease rentals during the most recent period as compared to the prior year.

Directors’ fees increased $22,500 as a result of three additional independent directors serving during the most recent period as compared to the same period last year.

Legal and accounting expense declined by $34,503 with reduced financing activity occurring during the most recent quarter, while insurance expense increased by $29,005 as a result of the growth in our assets and scope of operations.

Our interest income increased by $45,816 as both our cash balances for the quarter and general interest rates were higher during the most recent period.

We recorded $2,609,029 of loss on conversion of Series E Stock for the three months ended June 30, 2007, reflecting the difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates.

We recorded $272,596 in dividend expense related to our Series E Stock during the current quarter as compared to $38,969 in dividend expense for our Series B and Series C stock during the same period in the preceding year. The prior year’s period also reflected $710,110 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital. In addition we also accrued $28,466 for dividend interest expense on the conditional mandatory redemption requirements recorded for our Series E Stock (see Notes 5 and 6 to the unaudited consolidated financial statements).

Net Loss for the Period. We recorded a net loss applicable to common stockholders of $(4,006,551) for the three months ended June 30, 2007, compared with a net loss of $(2,405,440) for the three months ended June 30, 2006.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk

As of June 30, 2007, we had $2,610,106 in cash, cash equivalents and short term investments, of which $1,700,482 was held in our operating accounts and $909,624 was invested in time deposits with 30-day maturities. Based on sensitivity analyses performed on the financial instruments held as of June 30, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Price Risk

As of June 30, 2007, we have no coalbed methane gas production. At such time as we do record commercial production volumes of coalbed methane gas, we will be subject to commodity price risk related to the sale of such production. Prospectively, commodity prices received for our production will be based on spot prices applicable to natural gas, which are volatile, unpredictable, and beyond our control. Accordingly until such time as we establish measurable production volumes, our vulnerability to fluctuations in the price of natural gas is negligible.

Exchange Rate Sensitivity

As of June 30, 2007, our suppliers bill us for drilling and other operating costs almost exclusively in U.S. dollars. Accordingly, a 10% change in the U.S./Canadian exchange rate is not expected to have a material effect on our near term financial condition or results.

Item 4.                Controls and Procedures

As required under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our Company’s president and chief executive officer and our chief financial officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A.              Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements.” Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. These include (i) the potential prospective for coalbed methane and conventional natural gas production in the Coos Bay Basin and the Chehalis Basin, (ii) the potential pipeline capacity in the port of Coos Bay area, and (iii) greater market for natural gas in Coos County and the Pacific Northwest region in general. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We have accumulated a deficit of $20,652,327 to June 30, 2007 and incurred net losses applicable to common shareholders of $7,765,427 for the fiscal year ended March 31, 2007; and $5,295,572 for the fiscal year ended March 31, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

As of August 10, 2007, we had 39,828,801 shares of common stock issued and outstanding and 21,850 shares of Series E Convertible Preferred Stock outstanding. In addition, we may be obligated to issue between 10,000,000 to approximately 50,000,000 shares of our common stock upon conversion or redemption of the outstanding Series E Convertible Preferred Stock. Ten million shares of our common stock, including all of the shares issuable upon conversion or redemption of the Series E Convertible Preferred Stock may be sold pursuant to a registration statement that became effective on February 9, 2007. Additional shares associated with conversion or redemption of the Series E Convertible Stock may also become available for sale. The sale of these shares may adversely affect the market price of our common stock.

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

Enforcement of the conditional mandatory redemption requirement under the terms of the Series E Convertible Stock would result in a monthly cash outflow of more than $1 million and could have a material adverse effect on our financial position and operations. Subsequent to March 31, 2007 and through August 1, 2007, the Series E Convertible Preferred Stock investor, YA Global Investments ((formerly known as Cornell Capital Partners, LP), has elected, in lieu of cash payments, to accept a limited redemption of $3,150,000 of Series E Preferred Stock plus accrued dividends, which has been converted into 6,403,860 shares of our common stock at a conversion price of $0.50 per share. However, there is no assurance that the Series E Convertible Preferred Stock investor will continue to waive the contractual redemption requirement.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

We have not engaged in any unregistered sales of our equity securities in the fiscal quarter ended June 30, 2007, which previously have not been disclosed in our current report on Form 8-K.

Item 3.                Default upon Senior Securities.

There has not been any material arrearage in the payment of dividends or any other material delinquency not cured within 30 days, with respect to any class of our preferred stock which ranks prior to our common stock.

Item 4.                Submission of Matters to a Vote of Security Holders.

None.

Item 5.                Other Information.

None.

Item 6.                Exhibits.

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

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

10.1

Lease Purchase and Sale Agreement between our Company, Methane Energy Corp. and Geo-Trends- Hampton International, LLC dated May 11, 2004 (incorporated by reference from our Current Report on Form 8-K filed on May 20, 2004).

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

10.14

Lease Option Agreement dated August 9, 2005 between Torrent’s wholly-owned subsidiary, Cascadia Energy Corp. and Weyerhaeuser Company (incorporated by reference from our Current Report on Form 8- K filed on August 18, 2005).

10.15

Joint Venture Agreement dated August 12, 2005 between Torrent’s wholly-owned subsidiary, Cascadia Energy Corp. and St. Helens Energy, LLC (incorporated by reference from our Current Report on Form 8- K filed on August 18, 2005).

10.16	Option to Acquire Oil & Gas Lease with Pope Resources LP dated May 9, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 19, 2006).
10.17	Investment Agreement dated June 28, 2006 between our Company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).
10.18	Registration Rights Agreement dated June 28, 2006 between our Company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).

(11)	Statements regarding computation of per share earnings (See Note 2 to the unaudited consolidated financial statements).

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

(21)	Subsidiaries

Methane Energy Corp., an Oregon company
Cascadia Energy Corp., a Washington company

(31)	Section 302 Certifications

31.1*	Section 302 Certification (filed herewith).
31.2*	Section 302 Certification (filed herewith).

(32)	Section 906 Certifications

32.1*	Section 906 Certification (filed herewith).
32.2*	Section 906 Certification (filed herewith).

*Filed herewith

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

Date: August 14, 2007