Form 10-Q
period 2007-09-30
TORRENT ENERGY CORP
filed 2007-11-14
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 000-19949

TORRENT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 640, 1 SW Columbia Street, Portland, Oregon 97258
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

41,687,547 shares of common stock issued and outstanding as of November 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of Torrent Energy Corporation (the “Company” or “Torrent”) as of September 30, 2007, and its results of operations for the three and six month periods ended September 30, 2007 and 2006 and its cash flows for the six month periods ended September 30, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)
Consolidated Balance Sheets
(UNAUDITED)

	September 30,	March 31,
ASSETS	2007	2007
Current Assets
Cash and cash equivalents	$567,279	$5,941,577
Joint venture receivables	113,204	147,928
Inventory	840,507	906,208
Prepaid expenses and deposits	132,826	511,135

Total Current Assets	1,653,816	7,506,848

Oil and gas properties, unproven (Note 4 )	34,632,283	31,234,262
Other assets, net of depreciation of $74,477 (March 31, 2007 - $43,762)	191,387	215,999

Total Assets	$36,477,486	$38,957,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$609,007	$1,379,204
Accounts payable – related parties (Note 3)	2,795	8,545
Convertible Series E preferred stock subject to mandatory
redemption, 900 shares outstanding (March 31, 2007 – 2,350)
(Note 5)	900,000	2,350,000
Preferred stock dividends payable	1,136,939	660,069
Interest expense payable on preferred stock subject to mandatory	51,027	-
redemption
Current portion of long-term note	31,250	37,500

Total Current Liabilities	2,731,018	4,435,318

Long-term Liabilities
Long-term liabilities	68,147	9,375

Total Liabilities	2,799,165	4,444,693

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Share Capital
Convertible Series E preferred stock, $0.01 par value, 25,000 shares authorized, 20,950 shares issued and outstanding (March 31, 2007
– 22,650)	209	226
Common stock, $0.001 par value, 100,000,000 shares authorized,
39,828,801 shares issued and outstanding (March 31, 2007 –
33,424,941)	39,829	33,425

Additional paid in capital	57,186,602	51,124,541

Deficit accumulated during the exploration stage	(23,548,319)	(16,645,776)
Total stockholders’ equity	33,678,321	34,512,416
Total liabilities and stockholders’ equity	$36,477,486	$38,957,109

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to September 30, 2007
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

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to September 30, 2007
(UNAUDITED)

						Deficit
	Series B					accumulated	Total
	Preferred Stock		Common Stock		Additional	during exploration	Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	stage	equity (deficit)
Stocks issued for exercise of stock options at	-	$-	640,000	$640	$63,360	$-	$64,000
$0.10 per share in May, June and July 2004
Stocks and warrants issued under a private	-	-	1,442,930	1,443	503,582	-	505,025
placement at $0.35 per share in May 2004
Stocks issued for investor relations services at			300,000	300	161,700	-	162,000
$0.54 per share in June 2004
Stocks issued for acquisition of oil and gas			1,200,000	1,200	454,800	-	456,000
properties at $0.38 per share in June 2004 and
January 2005
Stocks and warrants issued under a private			500,000	500	199,500	-	200,000
placement at $0.40 per share in July 2004
Stocks issued under a private placement at $1.00			2,500,000	2,500	2,397,500	-	2,400,000
per share in 2005, net of share issue costs of
$100,000
Stocks issued for exercise of warrants at $0.50			1,614,359	1,614	825,565	-	827,179
and $0.55 per share
Convertible Series B preferred stock issued under	2,200	22		-	1,934,978	-	1,935,000
a private placement at $1,000 per Series B share
in August 2004, net of issuance costs
Stocks issued for conversion of Series B	(500)	(5)	614,358	615	(610)	-	-
preferred stock at prices ranging from $0.76 to
$0.89 per share
Beneficial conversion feature on convertible	-	-	-	-	315,245	-	315,245
Series B preferred stock
Accretion of Series B preferred stock beneficial	-	-	-	-	-	(210,163)	(210,163)
conversion feature
Series B preferred stock dividend	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	701,740	-	701,740
Net (loss) for the year	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	20,984,966	$20,985	$8,413,243	$(3,584,777)	$4,849,468

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to September 30, 2007
(UNAUDITED)

								Deficit
								accumulated
	Series B		Series C					during	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional	exploration	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	stage	equity (deficit)
Stock issued for conversion of Series B preferred	(1,700)	$(17)	-	$-	1,795,254	$1,795	$(1,778)	$-	$-
stock at prices ranging from $0.77 to $1.20 per
share
Accretion of Series B preferred stock beneficial	-	-	-	-	-	-	-	(105,081)	(105,081)
conversion feature
Common stock issued for cashless exercise of	-	-	-	-	89,502	89	(89)
stock options
Cancellation of stock options as compensation	-	-	-	-	-	-	(99,641)		(99,641)
Common stock issued for exercise of warrants	-	-	-	-	328,571	329	168,956		169,285
ranging from $0.50 to $0.55 per share
Common stock issued at $2 per share under a	-	-	-	-	1,650,000	1,650	3,273,350		3,275,000
private placement in July 2005, net of issuance
cost
Series C preferred stock issued under a private	-	-	12,500	125	-	-	11,551,875	-	11,552,000
placement at $1,000 per Series C share in July
2005, net of issuance costs
Beneficial conversion feature on convertible	-	-	-	-	-	-	845,763	-	845,763
Series C preferred stock
Accretion of Series C preferred stock beneficial	-	-	-	-	-	-	-	(845,763)	(845,763)
conversion feature
Series C stock dividend			-	-	-	-	-	(308,442)	(308,442)
Common stock issued for conversion of Series C	-	-	(4,125)	(41)	2,083,614	2,084	(2,043)	-	-
preferred stock ranging from $1.64 to $2.27 per
share
Common stock issued for acquisition of oil and	-	-	-	-	600,000	600	227,400	-	228,000
gas properties at $0.38 per share in February 2006
Stock based compensation for the period	-	-	-	-	-	-	2,075,422	-	2,075,422
Net (loss) for the period	-	-	-	-	-	-	-	(4,036,286)	(4,036,286)
Balance, March 31, 2006	-	$-	8,375	$84	27,531,907	$27,532	$26,452,458	$(8,880,349)	$17,599,725

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to September 30, 2007
(UNAUDITED)

								Deficit
								accumulated
	Series C		Series E				Additional	during	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	exploration	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stage	Equity (Deficit)
Beneficial conversion feature on convertible Series C	-	$-	-	$-	-	$-	$710,110	$-	$710,110
preferred stock

Accretion of Series C beneficial conversion feature	-	-	-	-	-	-	-	(710,110)	(710,110)

Series C stock dividend	-	-	-	-	-	-	-	(35,270)	(35,270)
Common Stock Issued for conversion of Series C preferred	(8,375)	(84)	-	-	5,339,320	5,339	(5,255)	-	-
stock ranging from $1.64 to $2.27 per share

Common Stock Issued in lieu of cash dividend on Series C	-	-	-	-	228,714	229	343,483	-	343,712
preferred stock at a price of $1.50 per share

Series E preferred stock issued under Private Placement at	-	-	25,000	250	-	-	23,114,750	-	23,115,000
$1,000 per Series E share net of issuance costs (Note 5)

Convertible Series E preferred stock reclassed to liability per
SFAS No. 150 (Note 5)			(2,350)	(24)			(2,349,976)		(2,350,000)

Series E stock dividend	-	-	-	-	-	-	-	(660,069)	(660,069)
Stock based compensation for the period	-	-	-	-	-	-	2,465,796		2,465,796
Common stock issued for services	-	-	-	-	125,000	125	227,375	-	227,500
Exercise of stock options					200,000	200	165,800		166,000

Net (Loss) for the Period	-	-	-	-	-	-	-	(6,359,978)	(6,359,978)

Balance, March 31, 2007	-	$-	22,650	$226	33,424,941	$33,425	$51,124,541	$(16,645,776)	$34,512,416

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to September 30, 2007
(UNAUDITED)

						Deficit	Total
	Series E				Additional Paid-	accumulated	Stockholders'
	Preferred Stock		Common Stock		In	during exploration	Equity
	Shares	Amount	Shares	Amount	Capital	stage	(Deficit)
Common stock issued for settlement of Preferred Stock liability at $0.50 per share (Note 5)	-	$-	3,100,000	$3,100	$4,124,900	$-	$4,128,000

Common stock issued in lieu of cash dividends on Series E preferred stock at a price of	-	-	37,012	37	49,498	-	49,535
$0.50 per share (Note 5)

Series E preferred reclassed to liability per SFAS No. 150 (Note 5)	(800)	(8)	-	-	(799,992)	-	(800,000)

Series E stock dividend	-	-	-	-	-	(272,596)	(272,596)
Stock based compensation for the period	-	-	-	-	239,597		239,597
Net (Loss) for the period	-	-	-	-	-	(3,733,955)	(3,733,955)
Balance, June 30, 2007	21,850	$218	36,561,953	$36,562	$54,738,544	$(20,652,327)	$34,122,997
Common stock issued for settlement of Preferred Stock liability at $0.50 per share (Note 5)			3,200,000	3,200	3,068,800		3,072,000

Common stock issued in lieu of cash dividends on Series E preferred stock at a price of			66,848	67	63,497		63,564
$0.50 per share (Note 5)

Series E preferred reclassed to liability per SFAS No. 150 (Note 5)	(900)	(9)	-	-	(899,991)	-	(900,000)

Series E stock dividend						(256,205)	(256,205)

Stock based compensation for the period					215,752		215,752
Net (Loss) for the period						(2,639,787)	(2,639,787)
Balance, September 30, 2007	20,950	$209	39,828,801	$39,829	$57,186,602	$(23,548,319)	$33,678,321

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)
Consolidated Statements of Operations
(UNAUDITED)

	Cumulative
	October 8,2001	Three Months	Three Months	Six Months	Six Months
	(inception) to	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30 ,	September 30,	September 30,
	2007	2007	2006	2007	2006
Expenses
Consulting (Note 3)	$2,604,737	$111,860	$549,787	$227,535	$759,191
Staff expense	1,776,688	354,395	222,733	715,861	371,195
Stock based compensation	5,894,047	215,752	633,077	455,349	1,363,328
Investor relations	1,840,371	103,018	215,394	221,382	383,261
Directors fees	170,000	30,000	10,000	60,000	17,500
Depreciation	80,250	15,259	9,013	30,715	11,661
Insurance	370,011	44,332	29,257	90,187	46,107
Legal and accounting	1,150,872	48,216	129,767	110,335	226,389
Lease rental expense	193,713	-	15,321	-	101,224
Office and Miscellaneous	483,191	29,360	42,122	63,508	65,393
Rent	334,080	43,784	14,845	79,432	40,670
Shareholder relations	219,021	2,227	(329)	4,540	54,186
Telephone	160,683	17,206	16,718	34,901	24,073
Travel	894,932	43,738	82,321	120,544	175,075
Inventory shrinkage / write-down	123,613	71,140	-	71,140	-
Purchase investigation costs	103,310	-	-	-	-
Interest expense	58,527	22,561	-	51,027	-
Accretion expense	2,731	2,731	-	2,731	-
Interest expense on long term debt	16,569	-	-	-	-

Operating (loss)	(16,477,346)	(1,155,579)	(1,970,026)	(2,339,187)	(3,639,253)

Other income (expense)
Interest income	528,491	17,930	116,185	76,612	129,051
Gain on sale of equipment	261	-	-	-	-
Gain on settlement of debt	37,045	-	-	-	-
Loss on conversion of preferred stock	(4,111,167)	(1,502,138)	-	(4,111,167)	-
Write-off of goodwill	(70,314)	-	-	-	-

Loss from continued operations	(20,093,030)	(2,639,787)	(1,853,841)	(6,373,742)	(3,510,202)
Net income from discontinued operations	21,082	-	-	-	-

Net loss and comprehensive loss for the
period	(20,071,948)	(2,639,787)	(1,853,841)	(6,373,742)	(3,510,202)
Series B preferred stock dividend	(72,672)	-	-	-	-
Series C preferred stock dividend	(343,712)	-	-	-	(35,270)
Series E preferred stock dividend (Note 5)	(1,188,870)	(256,205)	(169,316)	(528,801)	(173,015)
Dividend accretion of Series B preferred
stock beneficial conversion feature	(315,244)	-	-	-	-
Dividend accretion of Series C preferred
stock beneficial conversion feature	(1,555,873)	-	-	-	(710,110)

Net loss for the period applicable to
common stockholders	$(23,548,319)	$(2,895,992)	$(2,023,157)	$(6,902,543)	$(4,428,597)

Basic and diluted (loss) per share		$(0.07)	$(0.06)	$(0.18)	$(0.14)
Weighted average number of common
shares outstanding		39,021,808	33,099,941	38,697,109	32,139,779

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(UNAUDITED)

	Cumulative
	October 8, 2001	Six Months	Six Months
	(inception) to	Ended	Ended
	September 30,	September 30,	September 30,
	2007	2007	2006
Cash flows provided by
(used in) operating activities
Net (loss) for the period	$(20,071,948)	$(6,373,742)	$(3,510,202)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation and amortization	80,250	30,715	11,661
-accretion of well-site restoration	2,731	2,731	-
- stock-based compensation	5,894,047	455,349	1,363,328
-loss on conversion of preferred stock	4,111,167	4,111,167	-
- interest expense on Series E Stock
subject to mandatory redemption	51,027	51,027	-
- inventory shrinkage / write-downs	123,613	71,140	-
- foreign exchange	1,398	-	-
- write-off of goodwill	70,314	-	-
- debt forgiven	37,045	-	-
-gain on sale of equipment	(261)	-	-
- net income from the discontinued
operations	(21,082)	-	-
- common shares issued for service
rendered	195,306	-	-
- reversal of option expense charged for
services	(99,641)	-	-
Changes in non-cash working capital
items:
Joint venture receivables	(113,203)	34,725	(8,167)
Inventory	(964,121)	(5,440)	90,042
Prepaid expenses	33,927	318,127	(10,033)
Accounts payable	(3,211,886)	(1,334,543)	(1,287,631)

Net cash used in operating activities	(13,881,317)	(2,638,744)	(3,351,002)

Cash flows provided by (used in)
investing activities
Oil and gas properties	(29,929,605)	(2,711,095)	(3,720,775)
Loan	(62,684)	-	-
Proceeds from sale of equipment	7,415	-	-
Acquisition of other assets	(203,791)	(6,103)	(43,316)

Net cash used in investing activities	$(30,188,665)	$(2,717,198)	$(3,764,091)

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Cash Flows (continued)
(UNAUDITED)

	Cumulative
	October 8, 2001	Six Months	Six Months
	(inception) to	Ended	Ended
	September 30,	September 30,	September
	2007	2007	30, 2006
Cash flows provided by (used in) financing
activities
Proceeds from issuance of common stock	$7,988,414	$-	$-
Net proceeds from issuance of Series B
preferred stock	1,935,000	-	-
Net proceeds from issuance of Series C
preferred stock	11,552,000	-	-
Net proceeds from issuance of Series E
Preferred stock	23,115,000	-	16,177,500
Payment of Series B preferred stock
dividend	(72,672)	-	-
Proceeds from promissory notes	30,000

Repayment of promissory notes	(76,481)	(18,356)	(6,250)

Proceeds from shareholder loan	80,000	-	-
Repayment of shareholder loan	(80,000)	-	-
Proceeds from exercise of stock options	166,000	-	-
Net cash provided by (used in) financing	44,637,261	(18,356)	16,171,250
activities
Increase (decrease) in cash and cash	567,279	(5,374,298)	9,056,157
equivalents
Cash and cash equivalents,
beginning of period	-	5,941,577	2,658,719
Cash and cash equivalents, end of period	$567,279	$567,579	$11,714,876

Supplemental cash flow information:
Interest paid	$13,013	$-	$-
Non-cash transactions:
Common stock issued pursuant to
conversion of promissory note	$55,000	$-	$-
Common stock issued for investor
relations services	$162,000	$-	$-
Common stock issued for prepaid
technical services	$227,500	$-	$227,500
Forgiveness of accrued consulting fees
payable to directors and officers	$110,527	$-	$-
Common stock issued for oil and gas
properties	$684,000	$-	$-
Property acquired through issuance of note	$75,000	$-	$75,000
Payment of Series C dividends with
issuance of common stock	$343,712	$-	$343,712
Payment of Series E dividends with
issuance of common stock	$113,099	$113,099	$-
Common stock issued for settlement of
Preferred Stock liability	$7,200,000	$7,200,000	$-

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2007 and 2006
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

The accompanying unaudited consolidated financial statements have been prepared assuming that we would continue as a going concern. They have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. Operating results for the three and six months period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. This interim unaudited financial information should be read in conjunction with the Company’s annual report for the year ended March 31, 2007, as filed on Form 10-K.

Note 2.	Summary of Significant Accounting Policies

a)	Principles of Consolidation

The accompanying consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. All significant intercompany balances and transactions have been eliminated.

b)	Principles of Accounting

These consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with the U.S. generally accepted accounting principles. Certain amounts reported in prior periods have been reclassified to conform to the disclosure in the current fiscal year.

c)	Joint Venture Receivables

The accompanying financial statements as of September 30 and March 31, 2007, include the wholly-owned accounts of the Company and its proportionate share of assets, liabilities and results of operations in the joint venture in which it participates. The Company has maintained a 60 percent majority ownership interest in properties in which joint venture participation exists and acts as the operator for the joint venture. The Company incurs 100 percent of the expenses related to the Joint Venture Partner and bills its Joint Partner for 40 percent of applicable costs.

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

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2007 and 2006
(UNAUDITED)

At September 30 and March 31, 2007, net joint venture receivables were $113,204 and $147,928, respectively. At September 30 and March 31, 2007, the Company had established no allowance for bad debt, deeming its receivables as likely to be collected.

d)	Stock Subject To Mandatory Redemption

In May 2003, FASB issued SFAS No. 150. “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In applying SFAS No. 150, the Company has determined that a portion of the Series E Convertible Preferred Stock (“Series E Stock”) met the characteristics of a liability and, therefore, has been classified as a current liability on the Company’s balance sheet as of September 30 and March 31, 2007. (See Note 5).

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

f)	Inventory

Inventory is comprised primarily of pipe, tubular materials and chemicals used in drilling operations. Inventory accounting is based on the first-in, first-out cost method and is stated at the lower of cost or market. During the three months ended September 30, 2007, the Company identified certain excess pipe and tubular inventory which will not be used in future drilling operations and, therefore, a charge of $71,140 was recorded to write-down this inventory to its estimated recoverable value.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2007 and 2006
(UNAUDITED)

g)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. Diluted loss per share is equivalent to basic loss per share as the stock options, warrants and convertible preferred stock to acquire common shares as disclosed in the notes are anti-dilutive.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net Loss	$(2,639,787)	$(1,853,841)	$(6,373,742)	$(3,510,202)
Less Preferred stock dividends	(256,205)	(169,316)	(528,801)	(208,285)
Less Dividend accretion on preferred
stock beneficial conversion	-	-	-	(710,110)
Net loss applicable to common
stockholders	$(2,895,992)	$(2,023,157)	$(6,902,543)	$(4,428,597)
Weighted Average Shares
Outstanding	39,021,808	33,099,941	38,697,109	32,139,779
Basic and Diluted Earnings per
Share	$(0.07)	$(0.06)	$(0.18)	$(0.14)

h)	Asset Retirement Obligations

It is the Company’s policy to recognize a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit-adjusted risk-free rate. This liability is capitalized as part of the cost pool of the related asset and amortized using the units of production method. The liability accretes until the Company settles the obligation. At September 30, 2007, the Company’s estimated asset retirement obligation was $68,147. This obligation will be settled at the end of the useful lives of the wells which is projected to be approximately 39 years. This amount has been calculated using an inflation rate of 2.4% and a discounted using a credit-adjusted risk-free interest rate of 8.35% .

i)	Recent Accounting Pronouncements

There are no recent Accounting Pronouncements that have a material impact on the Company’s consolidated financial statements for the six months ended September 30, 2007. For information on past Accounting Pronouncements, please refer to the Company’s Annual Report for the fiscal year ended March 31, 2007, as filed on Form 10-K.

Note 3.	Related Party Transactions

During the six months ended September 30, 2007, the Company paid or accrued $394,049 (2006 - $393,457) in consulting fees and salaries to directors and officers of the Company. In addition, the Company paid or accrued salaries or consulting fees to directors and officers of the Company of $750 (2006 - $51,338) for activities relating to the Company’s oil and gas leases, $nil (2006 - $10,400) for drilling consultation, and $nil (2006 - $50,889) for geological and geophysical consulting activities, all of which are included in the costs of the oil and gas properties. As of September 30, 2007, there was $2,796 (2006 - $28,618) representing unpaid expense reimbursements owing to directors and officers.

Note 4.	Oil and Gas Properties, Unproven

Coos Bay Basin Property. On May 11, 2004, Methane Energy Corp. entered into a Lease Purchase and Sale Agreement (the “Agreement”) with GeoTrends-Hampton International LLC (“GHI”) to purchase GHI’s undivided working interest in certain oil and gas leases in the Coos Bay Basin of Oregon. As consideration for the acquisition of these oil and gas leases, the Company paid a total of $300,000 in cash and issued 1,800,000 restricted common shares in three performance based tranches. The shares were valued at $0.38 per share, which was the fair value at the time that the agreement was negotiated. GHI also maintains an undivided overriding royalty interest of 4% upon production in the Coos Bay project area. With the subsequent leasing of additional public and private land positions, as of September 30, 2007, Methane Energy Corp. holds a total of approximately 118,000 acres in the Coos Bay Basin.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2007 and 2006
(UNAUDITED)

Chehalis Basin Property. On August 9, 2005, Cascadia Energy Corp., the Company’s wholly-owned subsidiary, executed a lease option agreement with Weyerhaeuser Company to lease 100,000 acres that it may select from an overall 365,000 acreage in the Chehalis Basin located in Washington State. Cascadia Energy Corp. commenced an exploratory work program in 2006 for possible hydrocarbon deposits on acreage it selected from the acreage block. Cascadia Energy Corp. also has been granted a two-year first right of refusal on the balance of the Weyerhaeuser acreage that it does not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which the Company paid $60,000 (See “Joint Venture” below). In addition, Cascadia Energy Corp. was allowed to extend the term of its option for an additional year by committing to a work program of $285,715, pertaining to the full 100,000 acres with proportional reduction should the Company reduce the number of acres selected for exploration activity during the initial option period. In February 2007, Weyerhaeuser Company extended the initial period for completion of the $285,715 work commitment to August 2007. In July 2007, the Company negotiated an amendment to the option agreement extending the option for an additional 120 days from August 2007. Pursuant to this amendment, the Company paid Weyerhaeuser $100,000, and Weyerhaeuser waived the $285,715 work commitment.

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

Since January 2006, Cascadia Energy Corp. has also acquired 23,735 acres from the State of Washington Trust, which acreage lies directly adjacent or contiguous to Cascadia Energy Corp.’s initial 100,000 acres leased from Weyerhaeuser. This acreage was acquired in lease auctions for aggregate lease consideration of $37,719, and has been included in the Chehalis Basin project. As of September 30, 2007, Cascadia Energy Corp. controls approximately 176,000 acres in the Chehalis Basin through lease options and oil and gas leases.

On August 12, 2005, Cascadia Energy Corp. entered into a joint venture agreement (“Joint Venture”) with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company, which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia Energy Corp. serves as operator of the Joint Venture with a 60% interest in the Joint Venture; while St. Helens is to actively assist in evaluating the area, developing exploratory leads and prospects, and provide 40% of the funding to pursue exploration and development of the prospect. Cascadia Energy Corp. records its investment and related expenses associated with the Chehalis Basin project net of St. Helens contribution. During the period commencing with the inception of the Chehalis Basin project and ending September 30, 2007, the Joint Venture had expended a total of $2,939,326 of which St. Helens’ unpaid share as of September 30, 2007 equaled $113,204 (March 31, 2007 -$147,928) and is included in Joint Venture Receivables.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2007 and 2006
(UNAUDITED)

The total costs incurred and currently excluded from amortization for the Company’s oil and gas properties are summarized as follows:

			Drilling	Geological
	Property	Seismic	and	and
	acquisition	and land	gathering	geophysical	Total
Coos Bay Basin
Property
Six months ended
September 30, 2007	$-	$26,817	$2,265,776	$95,827	$2,388,420
Inception through
March 31, 2007	984,000	1,438,310	26,433,735	1,578,911	30,434,956
Total	$984,000	$1,465,127	$28,699,511	$1,674,738	$32,823,376

Chehalis Basin
Property
Six months ended
September 30, 2007	$-	$308,213	$642,577	$58,811	$1,009,601
Inception through
March 31, 2007	-	579,344	93,899	126,063	799,306
Total	$-	$887,557	$736,476	$184,874	$1,808,907
Total Oil and Gas
Properties	$984,000	$2,352,684	$29,435,987	$1,859,612	$34,632,283

Note 5.	Series E Convertible Preferred Stock (“Series E Stock”)

On June 28, 2006, the Company closed a private placement agreement with YA Global Investments, LP (formerly known as Cornell Capital Partners, LP), under which it sold 25,000 shares of its Series E Convertible Preferred Stock at $1,000 per share (the “Series E Stock”). The Series E Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation. No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series E Stock for such year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series E Stock shall be entitled to receive out of the assets of the Company an amount equal to $1,000 per share of the Series E Stock plus all declared and unpaid dividends thereon, for each share of Series E Stock held by them.

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

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2007 and 2006
(UNAUDITED)

As a condition of the Series E Stock, the Company filed a registration statement (the “Registration Statement”) registering 15,000,000 shares of common stock into which the Series E Stock may be converted. Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares on the Registration Statement to facilitate the Company’s compliance with a revision of SEC guidelines related to the form of registration. The Registration Statement was declared effective on February 9, 2007. The 5,000,000 additional shares of common stock into which the Series E Stock may be converted will be registered on a separate registration statement.

Net proceeds from the Series E Stock received during the fiscal year ended March 31, 2007 was $23,115,000, after the payment of issuance costs of $1,885,000.

Beginning December 1, 2006, the Company incurred a conditional mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008. If the Company’s common shares are trading at an average price less than $1.67 per share on a mandatory redemption date, the Company will pay the redemption amount in cash equal to the original investment amount per share plus a 20% redemption premium. The Series E Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007. Subsequent to March 31, 2007 and continuing through August 31, 2007, the Series E Stock investor elected, in lieu of a cash payment, to accept a limited monthly redemption plus accrued dividends, which has been converted into shares of the Company’s common stock. For the month of September 2007, the investor again chose to again waive the monthly conditional mandatory conversion requirement. Below are the details of the conditional mandatory conversions that have occurred during the first six months of this fiscal year.

Conversion	Shares of	Conversion	Shares of
Date	Series E Stock	Price	Common Stock
April 1, 2007 redemption	250	$ 0.50	500,000
Related dividends		0.50	3,150
May 1, 2007 redemption	500	0.50	1,000,000
Related dividends		0.50	10,410
June 1, 2007 redemption	800	0.50	1,600,000
Related dividends		0.50	23,452
July 1, 2007 redemption	800	0.50	1,600,000
Related dividends		0.50	30,026
August 1, 2007 redemption	800	0.50	1,600,000
Related dividends		0.50	36,822
Total	3,150		6,403,860

Subsequent to September 30, 2007 and prior to the issuance of these financial statements, the Series E Stock investor has again elected, in lieu of a cash payment, to accept a limited redemption, totaling $900,000 plus accrued and unpaid dividends, which has been converted into 1,858,746 shares of the Company’s common stock at a conversion rate of $0.50 per share on October 1, 2007. These shares met the conditions of being mandatorily redeemable based on the trailing five day stock price proceeding the assessment date. In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, the Company has determined that the limited redemption that occurred on October 1, 2007 totaling $900,000 met the characteristics of a liability and, therefore, have been classified as a current liability in the Company’s financial statements as of September 30, 2007. As of March 31, 2007, $2,350,000 had met the characteristics of a liability and, therefore, was classified as a current liability in the Company’s financial statements. For those shares that met the characteristics of a liability, the Company has reported the dividends earned on this portion of the Series E Stock as interest

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
September 30, 2007 and 2006
(UNAUDITED)

expense, in accordance with SFAS No. 150. For the six months ended September 30, 2007, the interest expense related to Series E Stock subject to conditional mandatory redemption was $51,027 (2006 – Nil).

The difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates has been recorded as loss on conversion of Series E Stock in the amount of $4,111,167 for the six months ended September 30, 2007.

See Note 7 for additional discussion regarding this subsequent event related to the conditional mandatory redemption of the Series E Stock.

Note 6.	Stock Options

On March 17, 2005, the Company adopted the 2005 equity incentive plan (the “2005 Plan”) for executives, employees and outside consultants and advisors. During the year ended March 31, 2006, the Company granted 2,300,000 stock options to various directors and consultants of the Company under the 2005 Plan. In July 2007, a prior executive of the Company forfeited 400,000 stock options under the 2005 Plan. All compensation expense related to these stock options totaling $355,252 had been recognized in prior periods.

On May 10, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) for executives, employees and outside consultants and advisors with 1,800,000 options available for grant. In June 2007, the Company granted 10,000 stock options to one employee at an exercise price of $1.35 per share. As of September 30, 2007, there were 345,000 options remaining available for grant under the 2006 Plan.

Note 7.	Subsequent Events

As described in Note 5 regarding the Company’s Series E Convertible Preferred Stock, the Company is obliged to redeem its Series E shares from the investors in ratable monthly increments ending with a final redemption on August 1, 2008. Subsequent to September 30, 2007, the Series E Stock investor has elected, in lieu of a cash payment, to accept temporarily a limited redemption, totaling to date $900,000 or 900 shares of the Series E Stock, plus accrued and unpaid dividends, all of which has been converted into 1,858,746 shares of common stock based on a conversion rate of $0.50 per share. The Company has no assurance that the investor will continue to limit the contractual redemption or to accept payment in shares of common stock for the contractual redemption in the future. With respect to shares of the Series E Stock and unpaid dividends converted in October of 2007, the difference between the $0.50 per common share conversion price and the market price of the common shares on the conversion date was $353,162 and will be reflected as loss on conversion of Series E Stock in the Company’s third quarter results.

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

Our subsidiary, Cascadia Energy Corp., currently controls, through lease options and oil and gas leases, approximately 176,000 acres in the Chehalis Basin. We are also exploring lease opportunities for additional acres and have identified specific leasehold ownership positions falling within our Chehalis Basin exploration prospect area. Access to virtually all areas in our Chehalis Basin project area is excellent year-round via logging and fire control roads maintained by the forest service or the timber industry. Likewise, numerous potential drill-site locations are already constructed as timber recovery staging areas and may be available to be utilized in the initial testing phase of the drilling program. In April 2007, we commenced drilling three stratigraphic/information holes. For the next 12 months ending September 30, 2008, we plan to acquire additional leasehold rights in the Chehalis Basin project area to secure control of prospective acreage adjacent or contiguous to our existing leases.

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

Our cash on hand was $567,279 as of September 30, 2007, compared to $5,941,577 at March 31, 2007. At September 30, 2007, we had a working capital deficit of $1,077,202 as compared to a working capital surplus of $3,071,530 at March 31, 2007. Continuation of our current operations is contingent on obtaining additional funding.

During the fiscal year ended March 31, 2007, we received net proceeds of $23,115,000 from the issuance of shares of our Series E preferred stock.

During the six months ended September 30, 2007, we expended cash of $2,839,424 on our Coos Bay and Chehalis Basin projects compared to $3,765,028 during the six months ended September 30, 2006. Expenditures on the Coos Bay project for the six months ended September 30, 2007 were $1,890,672 (2006 - $3,698,551) and included $26,818 (2006 - $156,439) in seismic and lease costs, $1,768,028 (2006 - $3,329,886) in drilling costs and $95,827 (2006 - $212,226) for geological and geophysical costs.

During the six months ended September 30, 2007, cash expenditures for our Chehalis Basin project totaled $948,752 (2006 - $66,477) and included $308,070 (2006 - $47,750) for seismic and lease costs, $582,696 (2006 - $nil) in drilling costs and $57,986 (2006 - $18,727) for geological and geophysical costs. The Chehalis Basin expenditures are net of the 40% participation by our joint venture partner.

Series E Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series E preferred stock( par value $0.01) . On June 28, 2006, we closed a private placement of Series E Convertible Preferred Stock at $1,000 per share for 25,000 shares. Our Series E Convertible Preferred Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by $2.50. The holder of the Series E Convertible Preferred Stock may only convert up to 1,250 Series E Convertible Preferred Stock into common shares in any 30 day period. We may, in our discretion, waive this conversion limitation; and this conversion limitation shall not apply upon the occurrence and continuance of an event of default. We are also required to redeem a certain amount of Series E Convertible Preferred Stock each month starting the month after a registration statement covering the shares of common stock into which the Series E Convertible Preferred Stock is convertible becomes effective or December 1, 2006, whichever is earlier. If the closing trading price of our common stock exceeds $2.50 for the five consecutive trading days immediately before a redemption date, then we will not need to make the redemption. We may elect to pay for the redemption of Series E Convertible Preferred

Stock by cash or through issuance of our common stock. If we choose to pay for the redemption of Series E Convertible Preferred Stock in cash, we will need to pay the liquidation amount of the Series E Convertible Preferred Stock to be redeemed plus a 20% redemption premium. If we choose to pay for the redemption of Series E Convertible Preferred Stock through issuance of our common stock, the number of shares of our common stock to be issued is determined by dividing the liquidation amount of the Series E Convertible Preferred Stock to be redeemed by $1.67. However, if the closing trading price of our common stock as of the redemption date falls below $1.67, we will not be allowed to pay for the redemption through issuance of our common stock.

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

The first conditional mandatory redemption payment was due on December 1, 2006 with additional payments due on the first trading day of each subsequent month in an amount sufficient to ratably retire the Series E Convertible Preferred Stock over the period ending August 1, 2008. The Series E Convertible Preferred Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007. Subsequent to March 31, 2007 and through August 1, 2007, the Series E Convertible Preferred Stock investor elected, in lieu of a cash payment, to accept a conditional mandatory redemption, totaling $3,150,000 plus accrued and unpaid dividends, all of which were converted into 8,262,606 shares of our common stock at a conversion rate of $0.50 per share. In September, 2007, the Preferred Stock investor again chose to waive the monthly conditional mandatory redemption payment; and in October 2007 elected to accept a conditional mandatory redemption, totaling $900,000 plus accrued and unpaid dividends, all of which have been converted into 1,858,746 shares of our common stock at a conversion rate of $0.50 per share. We have no assurance that the Series E convertible preferred stock investor will continue to limit or waive the contractual redemption requirement or to accept payment in shares of our common stock at the $0.50 per share conversion rate. Please refer to Note 5 and Note 6 to our unaudited consolidated financial statements.

In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” we have determined that the conditional mandatory redemption amount for October of 2007, totaling $900,000, has met the characteristics of a liability and, therefore, have been classified as a current liability in our financial statements as of September 30, 2007. Subsequent to March 31, 2007 and prior to the issuance of these financial statements, we and the investor agreed to a limited redemption of 4,050 shares of the Series E Stock as a negotiated settlement to the conditional mandatory redemption provisions that would have required cash redemption payments of $14,117,645 for 11,765 shares of Series E Stock plus accrued dividends. The difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates has been recorded as loss on conversion of Series E Stock in the amount of $4,111,167 for the six months ended September 30, 2007. Subsequent to September 30, 2007, an additional conditional mandatory redemption occurred on October 17, 2007 resulting in additional loss on conversion of $353,162, which will be recorded in the third quarter results. See Note 7 to our unaudited consolidated financial statements for additional discussion regarding this subsequent event related to the conditional mandatory redemption of the Series E Stock.

Additional Financing

We require additional financing in order to complete our stated plan of operations for the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern. We currently have no firm commitments for any additional capital, and continuation of our current operations is in jeopardy.

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

The results of operations include the results of our Company and its wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the three- and six-month periods ended September 30, 2007 and 2006. During the three- and six-month periods ended September 30, 2007 and 2006, our Company performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., held the interests in the leases and operated the Coos Bay project and Chehalis Basin project, respectively.

For the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Operating expenses. Operating expenses declined during the most current three month period as compared to the same period last year primarily as a result of reduced stock compensation and consulting expenses. Other less significant operating expense variances during the current three-month period compared to the prior year quarter included employee expenses, investor relations, lease rentals, directors’ fees, accounting and legal, and insurance expense.

Total operating expenses declined $814,447 for the three months ended September 30, 2007 when compared to same period one year earlier. A significant change occurred in stock-based compensation which declined $417,325 reflecting both fewer option grants during the current period as well as a decline in the stock-based compensation expense as a result of grants in prior years for which compensation expense has now been fully recognized.

Employee payroll expense increased by $131,662 on a year-over-year basis for the quarter with consulting expense declining by $437,927 on the same basis. An increase in the number of employees accounted for the increased employee expense with only clerical personnel having received salary increases since their respective hire dates. Consulting expense declined as more of the functions previously performed by outside consultants have been assumed by full-time employees.

Investor relations expense declined by $112,376 due to the prior period including increased investor communication efforts related to high levels of convertible preferred stock conversion activity as contrasted with the most current quarter. Lease rental expense declined $15,321 as a consequence of the absence of recurring lease rentals during the most recent period as compared to the prior year

Directors’ fees increased $20,000 as a result of three additional independent directors serving during the most recent period as compared to the same period last year. The Company also recognized a $71,140 write-down of obsolete inventory to its estimated salvage value. Legal and accounting expense declined by $81,551 with a decline in related activities associated with the Series E Preferred Stock funding that occurred in the previous period.

Our interest income declined by $98,255 as both our cash balances for the current six month period were significantly less than the same period last year. We recorded $1,502,138 of loss on conversion of Series E Stock for the three months ended September 30, 2007, reflecting the difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates.

We recorded $256,205 in dividend expense related to our Series E Stock during the current quarter as compared to $169,316 in dividend expense for the Series E stock during the same period in the preceding year. In addition we also accrued $22,561 for dividend interest expense on the conditional mandatory redemption requirements recorded for our Series E Stock (see Notes 5 and 7 to the unaudited consolidated financial statements).

Net Loss for the Period. We recorded a net loss applicable to common stockholders of $(2,895,992) for the three months ended September 30, 2007, compared with a net loss of $(2,023,157) for the three months ended September 30, 2006.

For the Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006

Operating expenses. Operating expenses declined during the most current six month period as compared to the same period last year primarily as a result of reduced stock compensation and consulting expenses. Other less significant operating expense variances during the current six-month period compared to the comparable prior year period included employee expenses, consulting, investor relations, lease rentals, directors’ fees, accounting and legal, and insurance expense.

Total operating expenses declined $1,300,066 for the six months ended September 30, 2007 when compared to same period one year earlier. The largest change occurred in stock-based compensation which declined $907,979 reflecting both fewer option grants during the current period as well as a decline in the stock-based compensation expense as a result of grants in prior years for which compensation expense has now been fully recognized.

Employee payroll expense increased by $344,666 on a year-over-year basis for the quarter with consulting expense declining by $531,656 on the same basis. An increase in the number of employees accounted for the increased employee expense with only clerical personnel having received salary increases since their respective hire dates. Consulting expense declined as more of the functions previously performed by outside consultants have been assumed by full-time employees.

Investor relations expense declined by $161,879 due to the prior period including increased investor communication efforts related to high levels of convertible preferred stock conversion activity as contrasted with the most current quarter. Lease rental expense declined $101,224 as a consequence of the absence of recurring lease rentals during the most recent period as compared to the prior year. Directors’ fees increased $42,500 as a result of three additional independent directors serving during the most recent period as compared to the same period last year. The Company also recognized a $71,140 write-down of obsolete inventory to its estimated salvage value.

Legal and accounting expense declined by $116,054 with a decline in related activities associated with the Series E Preferred Stock funding that occurred in the previous period, while insurance expense increase by $44,080 as a result of expanded coverages.

Our interest income declined by $52,439 as both our cash balances for the current six month period were significantly less than the same period last year.

We recorded $4,111,167 of loss on conversion of Series E Stock for the six months ended September 30, 2007, reflecting the difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates.

We recorded $528,801 in dividend expense related to our Series E Stock during the current six month period as compared to $208,285 in dividend expense for our Series C and Series E stock during the same period in the preceding year. The prior year’s period also reflected $710,110 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital. In addition we also accrued $51,027 for dividend interest expense on the conditional mandatory redemption requirements recorded for our Series E Stock (see Notes 5 and 7 to the unaudited consolidated financial statements).

Net Loss for the Period. We recorded a net loss applicable to common stockholders of $(6,902,543) for the six months ended September 30, 2007, compared with a net loss of $(4,428,597) for the six months ended September 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk

As of September 30, 2007, we had $567,279 in cash, cash equivalents and short term investments, of which $516,228 was held in our operating accounts and $51,051 was invested in time deposits with 30-day maturities. Based on sensitivity analyses performed on the financial instruments held as of September 30, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Price Risk

As of September 30, 2007, we have no coalbed methane gas production. At such time as we do record commercial production volumes of coalbed methane gas, we will be subject to commodity price risk related to the sale of such production. Prospectively, commodity prices received for our production will be based on spot prices applicable to natural gas, which are volatile, unpredictable, and beyond our control. Accordingly until such time as we establish measurable production volumes, our vulnerability to fluctuations in the price of natural gas is negligible.

Exchange Rate Sensitivity

As of September 30, 2007, our suppliers bill us for drilling and other operating costs almost exclusively in U.S. dollars. Accordingly, a 10% change in the U.S./Canadian exchange rate is not expected to have a material effect on our near term financial condition or results.

Item 4.	Controls and Procedures

As required under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our Company’s president and chief executive officer and our chief financial officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A.	Risk Factors.

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

In their report dated July 2, 2007, our independent auditors stated that our consolidated financial statements for the fiscal year ended March 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and periodic working capital deficiencies. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such funding methods will prove successful. Absent additional funding, continuation of our current operations is in jeopardy.

We have a history of losses that may continue, which may negatively impact our ability to achieve our business objectives.

We have accumulated a deficit of $23,548,319 to September 30, 2007 and incurred net losses applicable to common shareholders of $7,765,427 for the fiscal year ended March 31, 2007; and $5,295,572 for the fiscal year ended March 31, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding, our business operations will be harmed; and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $18,500,000 to fund our continued operations for the fiscal year ending March 31, 2008. Additional capital will be required to effectively support our operations and to implement our business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and cease our operations. Any additional equity financing may result in substantial dilution to our then existing shareholders.

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

As of November 9, 2007, we had 41,687,547 shares of common stock issued and outstanding and 20,950 shares of Series E Convertible Preferred Stock outstanding. In addition, we may be obligated to issue between 10,000,000 to approximately 50,000,000 shares of our common stock upon conversion or redemption of the outstanding Series E Convertible Preferred Stock. Ten million shares of our common stock, including all of the shares issuable upon conversion or redemption of the Series E Convertible Preferred Stock may be sold pursuant to a registration statement that became effective on February 9, 2007. Additional shares associated with conversion or redemption of the Series E Convertible Stock may also become available for sale. The sale of these shares may adversely affect the market price of our common stock.

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

Enforcement of the conditional mandatory redemption requirement under the terms of the Series E Convertible Stock would result in a monthly cash outflow of more than $1 million and could have a material adverse effect on our financial position and operations. Subsequent to March 31, 2007 and through October 1, 2007, the Series E Convertible Preferred Stock investor, YA Global Investments, LP (formerly known as Cornell Capital Partners, LP), has periodically elected, in lieu of cash payments, to accept a limited redemption of $3,150,000 of Series E Preferred Stock plus accrued dividends, which has been converted into 8,262,606 shares of our common stock at a conversion price of $0.50 per share. However, there is no assurance that the Series E Convertible Preferred Stock investor will continue to waive the contractual redemption requirement.

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

In the fiscal quarter ended September 30, 2007, we issued a total of 3,266,848 shares of common stock to our Series E Convertible Preferred Stock investor as a result of its election to accept conditional mandatory redemption of our Series E Convertible Preferred Stock. The issuance of these shares of common stock to our Series E Convertible Preferred Stock investor was effected pursuant to Section 3(a)(9) of the Securities Act of 1933.

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

10.16	Option to Acquire Oil & Gas Lease with Pope Resources LP dated May 9, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 19, 2006).
10.17	Investment Agreement dated June 28, 2006 between our Company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).
10.18	Registration Rights Agreement dated June 28, 2006 between our Company and Cornell Capital Partners, L.P. (incorporated by reference from our Current Report on Form 8-K filed on June 30, 2006).

(11)	Statements regarding computation of per share earnings (See Note 2 to the unaudited consolidated financial statements)

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

Date: November 14, 2007