Form 10-Q
period 2007-12-31
TORRENT ENERGY CORP
filed 2008-02-19
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

41,732,547 shares of common stock issued and outstanding as of February 15, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of Torrent Energy Corporation (the “Company” or “Torrent”) as of December 31, 2007, and its results of operations for the three and nine month periods ended December 31, 2007 and 2006 and its cash flows for the nine month periods ended December 31, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)
Consolidated Balance Sheets

	(Unaudited)
	December 31,	March 31,
ASSETS	2007	2007
Current Assets
Cash and cash equivalents	$171,128	$5,941,577
Joint venture receivables	25,483	147,928
Inventory	552,970	906,208
Prepaid expenses and deposits	169,595	511,135

Total Current Assets	919,176	7,506,848

Oil and gas properties, unproven (Note 4 )	34,861,287	31,234,262
Other assets, net of depreciation of $92,198 (March 31, 2007 - $43,762)	175,403	215,999

Total Assets	$35,955,866	$38,957,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$608,413	$1,379,204
Accounts payable – related parties (Note 3)	670	8,545
Convertible Series E preferred stock subject to mandatory
redemption, 20,950 shares outstanding (March 31, 2007 –
2,350) (Note 5)	20,950,000	2,350,000
Preferred stock dividends payable	1,422,621	660,069
Current portion of long-term note	21,875	37,500

Total Current Liabilities	23,003,579	4,435,318

Long-term Liabilities
Long-term liabilities	69,512	9,375

Total Liabilities	23,073,091	4,444,693

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Share Capital
Convertible Series E preferred stock, $0.01 par value, 25,000 shares
authorized, nil issued and outstanding (March 31, 2007 – 22,650 )	-	226
Common stock, $0.001 par value, 100,000,000 shares authorized,
41,732,547 shares issued and outstanding (March 31, 2007 –
33,424,941)	41,733	33,425

Additional paid in capital	37,625,709	51,124,541

Deficit accumulated during the exploration stage	(24,784,667)	(16,645,776)
Total stockholders’ equity	12,882,775	34,512,416
Total liabilities and stockholders’ equity	$35,955,866	$38,957,109

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to December 31, 2007
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

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to December 31, 2007
(UNAUDITED)

						Deficit
						accumulated	Total
	Series B				Additional	during	Stockholders’
	Preferred Stock		Common Stock		paid-in	exploration	equity
	Shares	Amount	Shares	Amount	capital	stage	(deficit)
Stocks issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	$-	640,000	$640	$63,360	$-	$64,000
Stocks and warrants issued under a private placement at $0.35 per share in May 2004	-	-	1,442,930	1,443	503,582	-	505,025
Stocks issued for investor relations services at $0.54 per share in June 2004	-	-	300,000	300	161,700	-	162,000
Stocks issued for acquisition of oil and gas properties at $0.38 per share in June 2004 and January 2005	-	-	1,200,000	1,200	454,800	-	456,000
Stocks and warrants issued under a private placement at $0.40 per share in July 2004	-	-	500,000	500	199,500	-	200,000
Stocks issued under a private placement at $1.00 per share in 2005, net of share issue costs of $100,000	-	-	2,500,000	2,500	2,397,500	-	2,400,000
Stocks issued for exercise of warrants at $0.50 and $0.55 per share	-	-	1,614,359	1,614	825,565	-	827,179
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs	2,200	22	-	-	1,934,978	-	1,935,000
Stocks issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	614,358	615	(610)	-	-
Beneficial conversion feature on convertible Series B preferred stock	-	-	-	-	315,245	-	315,245
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	701,740	-	701,740
Net (loss) for the year	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	20,984,966	$20,985	$8,413,243	$(3,584,777)	$4,849,468

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to December 31, 2007
(UNAUDITED)

								Deficit
								accumulated	Total
	Series B		Series C				Additional	during	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		paid-in	exploration	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	(deficit)
Stock issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	$(17)	-	$-	1,795,254	$1,795	$(1,778)	$-	$-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	(105,081)	(105,081)
Common stock issued for cashless exercise of stock options	-	-	-	-	89,502	89	(89)	-	-
Cancellation of stock options as compensation	-	-	-	-	-	-	(99,641)	-	(99,641)
Common stock issued for exercise of warrants ranging from $0.50 to $0.55 per share	-	-	-	-	328,571	329	168,956	-	169,285
Common stock issued at $2 per share under a private placement in July 2005, net of issuance cost	-	-	-	-	1,650,000	1,650	3,273,350	-	3,275,000
Series C preferred stock issued under a private placement at $1,000 per Series C share in July 2005, net of issuance costs	-	-	12,500	125	-	-	11,551,875	-	11,552,000
Beneficial conversion feature on convertible Series C preferred stock	-	-	-	-	-	-	845,763	-	845,763
Accretion of Series C preferred stock beneficial conversion feature	-	-	-	-	-	-	-	(845,763)	(845,763)
Series C stock dividend			-	-	-	-	-	(308,442)	(308,442)
Common stock issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	-	-	(4,125)	(41)	2,083,614	2,084	(2,043)	-	-
Common stock issued for acquisition of oil and gas properties at $0.38 per share in February 2006	-	-	-	-	600,000	600	227,400	-	228,000
Stock based compensation for the period	-	-	-	-	-	-	2,075,422	-	2,075,422
Net (loss) for the period	-	-	-	-	-	-	-	(4,036,286)	(4,036,286)
Balance, March 31, 2006	-	$-	8,375	$84	27,531,907	$27,532	$26,452,458	$(8,880,349)	$17,599,725

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to December 31, 2007
(UNAUDITED)

								Deficit
								accumulated	Total
	Series C		Series E				Additional	during	Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	exploration	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stage	(Deficit)
Beneficial conversion feature on convertible Series C preferred stock	-	$-	-	$-	-	$-	$710,110	$-	$710,110
Accretion of Series C beneficial conversion feature	-	-	-	-	-	-	-	(710,110)	(710,110)
Series C stock dividend	-	-	-	-	-	-	-	(35,270)	(35,270)
Common Stock Issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	(8,375)	(84)	-	-	5,339,320	5,339	(5,255)	-	-
Common Stock Issued in lieu of cash dividend on Series C preferred stock at a price of $1.50 per share	-	-	-	-	228,714	229	343,483	-	343,712
Series E preferred stock issued under Private Placement at $1,000 per Series E share net of issuance costs (Note 5)	-	-	25,000	250	-	-	23,114,750	-	23,115,000
Convertible Series E preferred stock reclassed to liability per SFAS No. 150 (Note 5)	-	-	(2,350)	(24)	-	-	(2,349,976)	-	(2,350,000)
Series E stock dividend	-	-	-	-	-	-	-	(660,069)	(660,069)
Stock based compensation for the period	-	-	-	-	-	-	2,465,796		2,465,796
Common stock issued for services	-	-	-	-	125,000	125	227,375	-	227,500
Exercise of stock options					200,000	200	165,800		166,000
Net (Loss) for the Period	-	-	-	-	-	-	-	(6,359,978)	(6,359,978)

Balance, March 31, 2007	-	$-	22,650	$226	33,424,941	$33,425	$51,124,541	$(16,645,776)	$34,512,416

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to December 31, 2007
(UNAUDITED)

						Deficit
	Series E					accumulated	Total
	Preferred Stock		Common Stock		Additional	during	Stockholders'
					Paid-In	exploration	Equity
	Shares	Amount	Shares	Amount	Capital	stage	(Deficit)
Common stock issued for settlement of Preferred Stock liability at $0.50 per share (Note 5)	-	$-	3,100,000	$3,100	$4,124,900	$-	$4,128,000
Common stock issued in lieu of cash dividends on Series E preferred stock at a price of $0.50 per share (Note 5)	-	-	37,012	37	49,498	-	49,535
Series E stock reclassified to liability per SFAS No. 150 (Note 5)	(800)	(8)	-	-	(799,992)	-	(800,000)
Series E stock dividend	-	-	-	-	-	(272,596)	(272,596)
Stock based compensation for the period	-	-	-	-	239,597		239,597
Net (Loss) for the period	-	-	-	-	-	(3,733,955)	(3,733,955)
Balance, June 30, 2007	21,850	$218	36,561,953	$36,562	$54,738,544	$(20,652,327)	$34,122,997
Common stock issued for settlement of Preferred Stock liability at $0.50 per share (Note 5)	-	-	3,200,000	3,200	3,068,800	-	3,072,000
Common stock issued in lieu of cash dividends on Series E preferred stock at a price of $0.50 per share (Note 5)	-	-	66,848	67	63,497	-	63,564
Series E stock reclassified to liability per SFAS No. 150 (Note 5)	(900)	(9)	-	-	(899,991)	-	(900,000)
Series E stock dividend	-	-	-	-	-	(256,205)	(256,205)
Stock based compensation for the period	-	-	-	-	215,752	-	215,752
Net (Loss) for the period	-	-	-	-	-	(2,639,787)	(2,639,787)
Balance, September 30, 2007	20,950	$209	39,828,801	$39,829	$57,186,602	$(23,548,319)	$33,678,321
Common stock issued for settlement of Preferred Stock liability at $0.50 per share (Note 5)	-	-	1,800,000	1,800	1,240,200	-	1,242,000
Common stock issued in lieu of cash dividends on Series E preferred stock at a price of $0.50 per share (Note 5)	-	-	58,746	59	40,476	-	40,535
Series E stock reclassified to current liabilities	(20,950)	(209)	-	-	(20,949,791)	-	(20,950,000)
Series E stock dividend	-	-	-	-	-	(262,887)	(262,887)
Stock options exercised	-	-	45,000	45	22,455	-	22,500
Stock based compensation for the period	-	-	-	-	85,767	-	85,767
Net (Loss) for the period	-	-	-	-	-	(973,461)	(973,461)
Balance, December 31, 2007	-	$-	41,732,547	$41,733	$12,882,775	$(24,784,667)	$12,882,775

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Operations
(UNAUDITED)

	Cumulative
	October 8,2001	Three Months	Three Months	Nine Months	Nine Months
	(inception) to	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2007	2006	2007	2006
Expenses
Consulting (Note 3)	$2,605,962	$1,225	$123,170	$228,760	$882,361
Payroll expense	1,922,804	146,116	274,428	861,977	645,623
Stock based compensation	5,979,813	85,767	690,009	541,116	2,053,337
Investor relations	1,890,586	50,215	113,303	271,597	496,564
Directors fees	170,000	-	30,000	60,000	47,500
Depreciation	96,234	15,984	14,194	46,699	25,855
Insurance	421,095	51,084	39,091	141,271	85,198
Legal and accounting	1,180,250	29,378	78,558	139,713	304,947
Lease rental expense	193,713	-	400	-	101,624
Office and Miscellaneous	489,482	6,291	61,396	69,799	126,790
Rent	372,330	38,251	52,312	117,682	92,982
Shareholder relations	219,782	761	13,093	5,301	67,279
Telephone	178,401	17,718	27,203	52,619	51,276
Travel	913,135	18,203	90,475	138,747	265,550
Inventory shrinkage / write-down	283,829	160,216	-	231,356	-
Purchase investigation costs	103,310	-	-	-	-
Interest expense	59,668	1,140	-	52,168	-
Accretion expense	4,096	1,365	-	4,096	-
Interest expense on long term debt	16,569	-	-	-	-

Operating (loss)	(17,101,059)	(623,714)	(1,607,632)	(2,962,901)	(5,246,886)

Other income (expense)
Interest income	531,906	3,415	110,213	80,027	239,264
Gain on sale of equipment	261	-	-	-	-
Gain on settlement of debt	37,045	-	-	-	-
Loss on conversion of preferred stock	(4,464,329)	(353,162)	-	(4,464,329)	-
Write-off of goodwill	(70,314)	-	-	-	-

Loss from continued operations	(21,066,490)	(973,461)	(1,497,419)	(7,347,203)	(5,007,622)
Net income from discontinued operations	21,082	-	-	-	-

Net loss and comprehensive loss for the
period	(21,045,408)	(973,461)	(1,497,419)	(7,347,203)	(5,007,622)
Series B preferred stock dividend	(72,672)	-	-	-	-
Series C preferred stock dividend	(343,712)	-	-	-	(35,270)
Series E preferred stock dividend (Note 5)	(1,451,758)	(262,887)	(220,547)	(791,689)	(393,562)
Dividend accretion of Series B preferred
stock beneficial conversion feature	(315,244)	-	-	-	-
Dividend accretion of Series C preferred
stock beneficial conversion feature	(1,555,873)	-	-	-	(710,110)

Net loss for the period applicable to
common stockholders	$(24,784,667)	$(1,236,348)	$(1,717,966)	$(8,138,892)	$(6,146,564)

Basic and diluted (loss) per share		$(0.03)	$(0.05)	$(0.21)	$(0.19)
Weighted average number of common shares outstanding		41,465,306	33,154,289	39,633,242	32,479,178

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(UNAUDITED)

	Cumulative
	October 8, 2001	Nine Months	Nine Months
	(inception) to	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2007	2006
Cash flows provided by
(used in) operating activities
Net (loss) for the period	$(21,045,408)	$(7,347,203)	$(5,007,622)
Adjustments to reconcile net loss to	-	-
net cash used in operating activities:
- depreciation and amortization	96,234	46,699	25,855
-accretion of well-site restoration	4,096	4,096	-
- stock-based compensation	5,979,813	541,116	2,053,337
-loss on conversion of preferred stock	4,464,329	4,464,329	-
- interest expense on Series E Stock
subject to mandatory redemption	52,168	52,168	-
- inventory shrinkage / write-downs	283,829	231,356	-
- foreign exchange	1,398	-	-
- write-off of goodwill	70,314	-	-
- debt forgiven	37,045	-	-
-gain on sale of equipment	(261)	-	-
- net income from the discontinued
operations	(21,082)	-	-
- common shares issued for service
rendered	195,306	-	-
- reversal of option expense charged for
services	(99,641)	-	-
Changes in non-cash working capital
items:
Joint venture receivables	(25,484)	122,444	(183,722)
Inventory	(836,799)	121,882	(735,343)
Prepaid expenses	(169,595)	281,358	880
Accounts payable	(3,074,811)	(1,364,221)	(1,955,561)

Net cash used in operating activities	(14,088,549)	(2,845,976)	(5,802,176)

Cash flows provided by (used in)
investing activities
Oil and gas properties	(30,134,380)	(2,915,870)	(7,605,198)
Loan	(62,684)	-	-
Proceeds from sale of equipment	7,415	-	-
Acquisition of other assets	(203,791)	(6,103)	(164,177)

Net cash used in investing activities	$(30,393,440)	$(2,921,973)	$(7,769,375)

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Cash Flows (continued)
(UNAUDITED)

	Cumulative
	October 8, 2001	Nine Months	Nine Months
	(inception) to	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2007	2006
Cash flows provided by (used in) financing
activities
Proceeds from issuance of common stock	$7,988,414	$-	$-
Net proceeds from issuance of Series B
preferred stock	1,935,000	-	-
Net proceeds from issuance of Series C
preferred stock	11,552,000	-	-
Net proceeds from issuance of Series E
Preferred stock	23,115,000	-	16,177,500
Payment of Series B preferred stock
dividend	(72,672)	-	-
Proceeds from promissory notes	30,000

Repayment of promissory notes	(83,125)	(25,000)	(15,625)

Proceeds from shareholder loan	80,000	-	-
Repayment of shareholder loan	(80,000)	-	-
Proceeds from exercise of stock options	188,500	22,500	-
Net cash provided by (used in) financing
activities	44,653,117	(2,500)	16,161,875
Increase (decrease) in cash and cash
equivalents	171,128	(5,770,449)	2,590,324
Cash and cash equivalents,
beginning of period	-	5,941,577	2,658,719
Cash and cash equivalents, end of period	$171,128	$171,128	$5,249,043

Supplemental cash flow information:
Interest paid	$13,013	$-	$-
Non-cash transactions:
Common stock issued pursuant to
conversion of promissory note	$55,000	$-	$-
Common stock issued for investor
relations services	$162,000	$-	$-
Common stock issued for prepaid
technical services	$227,500	$-	$227,500
Forgiveness of accrued consulting fees
payable to directors and officers	$110,527	$-	$-
Common stock issued for oil and gas
properties	$684,000	$-	$-
Property acquired through issuance of note	$75,000	$-	$75,000
Payment of Series C dividends with
issuance of common stock	$343,712	$-	$343,712
Payment of Series E dividends with
issuance of common stock	$153,634	$153,634	$-
Common stock issued for settlement of
Preferred Stock liability	$8,442,000	$8,442,000	$-

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(UNAUDITED)

Note 1. Incorporation and Continuance of Operations

Torrent Energy Corporation (the “Company” or “Torrent”) is an exploration stage company engaged in the natural gas exploration and development of oil and gas properties, primarily in Oregon and Washington State. The Company has generated no revenue to date, has incurred ongoing operating losses, requires additional funds to meet its obligations and to maintain its operations and has been unable to meet certain mandatory redemptions under its convertible preferred stock arrangements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from an adverse outcome related to this uncertainty.

The accompanying unaudited consolidated financial statements have been prepared assuming that we would continue as a going concern. They have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included. Operating results for the three and nine months period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. This interim unaudited financial information should be read in conjunction with the Company’s annual report for the year ended March 31, 2007, as filed on Form 10-K.

Note 2. Summary of Significant Accounting Policies

a) Principles of Consolidation

The accompanying consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. All significant intercompany balances and transactions have been eliminated.

b) Principles of Accounting

These consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with the U.S. generally accepted accounting principles. Certain amounts reported in prior periods have been reclassified to conform to the disclosures in the current fiscal year.

c) Joint Venture Receivables

The accompanying financial statements as of December 31 and March 31, 2007, include the wholly-owned accounts of the Company and its proportionate share of assets, liabilities and results of operations in the joint venture in which it participates. The Company has maintained a 60 percent majority ownership interest in properties in which joint venture participation exists and acts as the operator for the joint venture. The Company incurs 100 percent of the expenses related to the joint venture and bills its Joint Venture Partner for 40 percent of applicable costs.

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
December 31, 2007 and 2006
(UNAUDITED)

All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.

At December 31 and March 31, 2007, net joint venture receivables were $25,483 and $147,928, respectively. At December 31 and March 31, 2007, the Company had established no allowance for bad debt, deeming its receivables as likely to be collected.

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

f) Inventory

Inventory is comprised primarily of pipe, tubular materials and chemicals used in drilling operations. Inventory accounting is based on the first-in, first-out cost method and is stated at the lower of cost or market. During the nine months ended December 31, 2007, the Company identified certain excess tubular inventory which is not expected to be needed for future drilling operations and, therefore, a charge of $231,356 was recorded to write-down this inventory to its estimated recoverable value. Sales were completed in December 2007 on a portion of this excess inventory held for sale and the Company realizing $117,600 in net proceeds.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(UNAUDITED)

g) Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. Diluted loss per share is equivalent to basic loss per share as the stock options, warrants and convertible preferred stock to acquire common shares as disclosed in the notes are anti-dilutive.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Net Loss	$(972,461)	$(1,497,419)	$(7,347,203)	$(5,007,622)
Less Preferred stock dividends	(262,887)	(220,547)	(791,689)	(428,832)
Less Dividend accretion on preferred
stock beneficial conversion	-	-	-	(710,110)
Net loss applicable to common
stockholders	$(1,236,348)	$(1,717,966)	$(8,138,892)	$(6,146,564)
Weighted Average Shares
Outstanding	41,465,306	33,154,289	39,633,242	32,479,178
Basic and Diluted Earnings per
Share	$(0.03)	$(0.05)	$(0.21)	$(0.19)

h) Asset Retirement Obligations

It is the Company’s policy to recognize a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit-adjusted risk-free rate. This liability is capitalized as part of the cost pool of the related asset and amortized using the units of production method. The liability accretes until the Company settles the obligation. At December 31, 2007, the Company’s estimated asset retirement obligation was $69,512. This obligation will be settled at the end of the useful lives of the wells which is projected to be approximately 39 years. This amount has been calculated using an inflation rate of 2.4% and a discounted using a credit-adjusted risk-free interest rate of 8.35% .

i) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

For information on past Accounting Pronouncements, please refer to the Company’s Annual Report for the fiscal year ended March 31, 2007, as filed on Form 10-K.

Note 3. Related Party Transactions

During the nine months ended December 31, 2007, the Company paid or accrued $455,547 (2006 - $550,639) in consulting fees and salaries to directors and officers of the Company. In addition, the Company paid or accrued salaries or consulting fees to directors and officers of the Company of $750 (2006 - $51,338) for activities relating to the Company’s oil and gas leases, $nil (2006 - $10,400) for drilling consultation, and $nil (2006 - $92,735) for geological and geophysical consulting activities, all of which are included in the costs of the oil and gas properties. As of December 31, 2007, there was $670 (2006 - $12,428) representing unpaid expense reimbursements owing to directors and officers.

On February 1, 2008, John D. Carlson, the President, Chief Executive Officer and a Director of the Company, loaned $50,000 to the Company and the Company issued a short-term promissory note (the "Note") to Mr. Carlson. Interest on the Note accrues from the date of issuance at the rate of eight percent (8%) per annum. Repayment of principal, together with accrued interest, may be made at any time without penalty. In the event that any amount payable under the Note is not paid in full when due, the Company shall pay, on demand, interest on such amount at the rate of twelve percent (12%) per annum. Upon any "Event of Default," as defined in the Note, Mr. Carlson may declare the entire unpaid balance of this Note immediately due and payable.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(UNAUDITED)

Note 4. Oil and Gas Properties, Unproven

The Company’s oil and gas properties are currently unproven and ongoing exploration activities are planned and will require the additional significant expenditures, which funding must be raised from outside sources. These exploration activities include formation stimulation and production testing of existing wells drilled in our Coos Bay project and formation coring and gas desorption testing of wells still to be drilled in our Chehalis project. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Assuming that additional funding from outside sources is obtained, management estimates that it will take approximately six to twelve months to complete the first phase of exploration activities on certain of its unproved properties and at that time an assessment will be made for reclassification of a portion of the unproved reserves to proved reserves. Once properties have been classified as proven, then certain of the costs incurred would be included in the amortization computation.

Coos Bay Basin Property. On May 11, 2004, Methane Energy Corp. entered into a Lease Purchase and Sale Agreement (the “Agreement”) with GeoTrends-Hampton International LLC (“GHI”) to purchase GHI’s undivided working interest in certain oil and gas leases in the Coos Bay Basin of Oregon. As consideration for the acquisition of these oil and gas leases, the Company paid a total of $300,000 in cash and issued 1,800,000 restricted common shares in three performance based tranches. The shares were valued at $0.38 per share, which was the fair value at the time that the agreement was negotiated. GHI also maintains an undivided overriding royalty interest of 4% upon production in the Coos Bay project area. With the subsequent leasing of additional public and private land positions, as of December 31, 2007, Methane Energy Corp. holds a total of approximately 118,000 acres in the Coos Bay Basin.

Chehalis Basin Property. On August 9, 2005, Cascadia Energy Corp., the Company’s wholly-owned subsidiary, executed a lease option agreement with Weyerhaeuser Company to lease 100,000 acres that it may select from an overall 365,000 acreage in the Chehalis Basin located in Washington State. Cascadia Energy Corp. commenced an exploratory work program in 2006 for possible hydrocarbon deposits on acreage it selected from the acreage block. Cascadia Energy Corp. also has been granted a two-year first right of refusal on the balance of the Weyerhaeuser acreage that it does not select during its initial selection process. Cash consideration of $100,000 was paid for the lease option of which the Company paid $60,000 (See “Joint Venture” below). In addition, Cascadia Energy Corp. was allowed to extend the term of its option for an additional year by committing to a work program of $285,715 pertaining to the full 100,000 acres with proportional reduction should the Company reduce the number of acres selected for exploration activity during the initial option period. In February 2007, Weyerhaeuser Company extended the initial period for completion of the $285,715 work commitment to August 2007. In July 2007, the Company negotiated an amendment to the option agreement whereby the Company paid Weyerhaeuser $100,000 to waive the work commitment and extend the lease option to December 7, 2007. On December 6, 2007, after further geological evaluations, Cascasdia Energy Corp. elected to not exercise its option to enter into an oil and gas lease on these 100,000 acres.

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

Since January 2006, Cascadia Energy Corp. has also acquired 23,735 acres from the State of Washington Trust, which acreage lies directly adjacent or contiguous to Cascadia Energy Corp.’s initial 100,000 acres leased from Weyerhaeuser. This acreage was acquired in lease auctions for aggregate lease consideration of $37,719, and has been included in the Chehalis Basin project. As of December 31, 2007, Cascadia Energy Corp. controls approximately 76,000 acres in the Chehalis Basin through lease options and oil and gas leases.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(UNAUDITED)

On August 12, 2005, Cascadia Energy Corp. entered into a joint venture agreement (“Joint Venture”) with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company, which is listed on the Australian Stock Exchange. Pursuant to this agreement, Cascadia Energy Corp. serves as operator of the Joint Venture with a 60% interest in the Joint Venture; while St. Helens is to actively assist in evaluating the area, developing exploratory leads and prospects, and provide 40% of the funding to pursue exploration and development of the prospect. Cascadia Energy Corp. records its investment and related expenses associated with the Chehalis Basin project net of St. Helens contribution. During the period commencing with the inception of the Chehalis Basin project and ending December 31, 2007, the Joint Venture had expended a total of $3,081,856 of which St. Helens’ unpaid share as of December 31, 2007 equaled $25,483 (March 31, 2007 -$147,928) and is included in Joint Venture Receivables.

The total costs incurred and currently excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Acquisition		Exploration			Development
	Costs		Costs			Costs

		Seismic	Drilling and	Geological and
		and land	gathering	geophysical			Total
Coos Bay Basin
Property
Nine Months Ended
December 31, 2007
	$-	$74,812	$2,441,217	$95,827	$	Nil	$2,611,856
Inception through
March 31, 2007	984,000	1,438,310	26,433,735	1,578,911		Nil	30,434,956
Total	$984,000	$1,513,122	$28,874,952	$1,674,738	$	Nil	$33,046,812

Chehalis Basin Property
Nine Months Ended
December 31, 2007	$-	$354,755	$637,976	$59,928	$	Nil	$1,015,166
Inception through
March 31, 2007	-	579,344	93,899	126,063		Nil	799,306
Total	$-	$896,609	$731,875	$185,991	$	Nil	$1,814,475
Total Oil and Gas
Properties	$984,000	$2,409,731	$29,606,827	$1,860,729	$	Nil	$34,861,287

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(UNAUDITED)

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

As a condition of the Series E Stock, the Company filed a registration statement (the “Registration Statement”) registering 15,000,000 shares of common stock into which the Series E Stock may be converted. Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares on the Registration Statement to facilitate the Company’s compliance with a revision of SEC guidelines related to the form of registration. The Registration Statement was declared effective on February 9, 2007. Since the Company has not filed a post effective amendment, on November 9, 2007, this Registration Statement became ineffective as the information contained therein did not include the latest available certified financial statements as of a date not more than 16 months old.

Beginning December 1, 2006, the Company incurred a conditional mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008. If the Company’s common shares are trading at an average price less than $1.67 per share on a mandatory redemption date, the Company will pay the redemption amount in cash equal to the original investment amount per share plus a 20% redemption premium. The Series E Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007. Subsequent to March 31, 2007 and continuing through August 31, 2007, and for the month of October, the Series E Stock investor elected, in lieu of a cash payment, to accept a limited monthly redemption plus accrued dividends, which has been converted into shares of the Company’s common stock. For all of the other monthly conditional mandatory conversion requirements in the current fiscal year , the investor chose not to require the Company to perform a redemption. See Note 7.

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(UNAUDITED)

Below are the details of the conditional mandatory conversions that have occurred during the first nine months of this fiscal year.

Conversion	Shares of	Conversion	Shares of
Date	Series E Stock	Price	Common Stock
April 1, 2007 redemption	250	$ 0.50	500,000
Related dividends		0.50	3,150
May 1, 2007 redemption	500	0.50	1,000,000
Related dividends		0.50	10,410
June 1, 2007 redemption	800	0.50	1,600,000
Related dividends		0.50	23,452
July 1, 2007 redemption	800	0.50	1,600,000
Related dividends		0.50	30,026
August 1, 2007 redemption	800	0.50	1,600,000
Related dividends		0.50	36,822
October 11, 2007 redemption	900	0.50	1,800,000
Related dividends		0.50	58,746

Total	4,050

During the nine months ended December 31, 2007, certain shares met the conditions of being mandatorily redeemable based on the trailing five day stock price proceeding the assessment date. In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, the Company has determined that the limited redemption that during the current fiscal year met the characteristics of a liability and, therefore, were classified as a current liability in the Company’s financial statements. As of March 31, 2007, $2,350,000 had met the characteristics of a liability and, therefore, was classified as a current liability in the Company’s financial statements. For those shares that met the characteristics of a liability, the Company has reported the dividends earned on this portion of the Series E Stock as interest expense, in accordance with SFAS No. 150. For the nine months ended December 31, 2007, the interest expense related to Series E Stock subject to conditional mandatory redemption was $52,168 (2006 – Nil).

The difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates has been recorded as loss on conversion of Series E Stock in the amount of $4,464,329 for the nine months ended December 31, 2007.

On February 12, 2008, the Company was notified by the holder of the Series E Stock alleging that various defaults had occurred under the Series E Stock. As a result of this notice of default, the Company has classified all the outstanding balance of the Series E Stock as a current liability as of December 31, 2007. See Note 7 for additional discussion regarding this subsequent event related to the Series E Stock.

Note 6. Stock Options

On March 17, 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”) for executives, employees and outside consultants and advisors. During the year ended March 31, 2006, the Company granted 2,300,000 stock options to various directors and consultants of the Company under the 2005 Plan. In July 2007, a prior executive of the Company forfeited 400,000 stock options under the 2005 Plan. All compensation expense

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(UNAUDITED)

related to these stock options totaling $355,252 had been recognized in prior periods. As of December 31, 2007, there were 400,000 options available for grant under the 2005 Plan.

On May 10, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) for executives, employees and outside consultants and advisors with 1,800,000 options available for grant. During the nine months ended December 31, 2007 the Company granted 260,000 stock options to two employees at an average exercise price of $.53 per share. As of December 31, 2007, there were 75,000 options remaining available for grant under the 2006 Plan.

Note 7. Subsequent Events

On February 10, 2008, the Company entered into an agreement with Gordian Group, LLC ("Gordian"), pursuant to which Gordian will act as the Company's exclusive investment banker in providing financial advisory services and presenting and evaluating potential financial transactions for the Company. As compensation for the services provided by Gordian, the Company shall, upon the completion of any financial transaction, pay to Gordian a transaction fee in the amount of: (i) up to five percent (5%) of the aggregate consideration received by the Company in connection with the completion of a financial transaction other than a reorganization or excluded transaction; or (ii) in the case of a reorganization, up to five percent (5%) of the greater of the aggregate consideration received by the Company in connection with the reorganization or the enterprise value of the Company upon completion of the reorganization. In addition to the transaction fee to be paid upon the completion of a financial transaction, the Company agreed to issue 1,250,000 shares of common stock of the Company to Gordian upon execution of the agreement. The shares will vest in three equal installments on each of March 9, 2008, April 9, 2008 and May 9, 2008 and will become fully vested immediately prior to the completion of a financial transaction.

On February 12, 2008, YA Global, the holder of the Company’s Series E Stock, delivered to the Company a Notice of Default under the Series E Stock agreement, alleging that one or more defaults occurred under the Investment Agreement and related transaction documents, including: (i) the Company's failure to make mandatory redemption payments on each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008; (ii) the Company's and its subsidiaries' inability to pay their debts generally as they become due; and (iii) the Company's failure to maintain the effectiveness of the registration statement filed pursuant to the Investor Registration Rights Agreement to which the Company and YA Global are parties. Based on the alleged defaults, and pursuant to the terms of the Investment Agreement and related transaction documents, YA Global demanded that the Company redeem all of YA Global's shares of Series E Convertible Preferred Stock for the full liquidation amount, plus accumulated and unpaid dividends thereon, in the aggregate amount of $22,491,147. Since November 1, 2007, the Company has been in negotiations with YA Global to amend the terms of the Series E Stock agreements. On each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008, the Company believed in good faith that its failure to make the mandatory redemption payments and that its failure to maintain the effectiveness of the Registration Statement had been waived by YA Global and that, as a result of such waiver, no event of default had occurred.

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

Through one of our wholly owned subsidiaries, Methane Energy Corp., we now hold leases to approximately 118,000 acres of prospective coalbed methane lands in the Coos Bay Basin. Methane Energy Corp. operates the exploration project in the Coos Bay Basin. Through our other wholly-owned subsidiary, Cascadia Energy Corp., we are evaluating approximately 76,000 acres under private and state leases located in the Chehalis Basis.

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

Drilling and testing programs were then initiated at three pilot sites - Beaver Hill, Radio Hill and Westport. A total of twelve exploratory wells have been drilled. Five exploratory wells were drilled and completed at Beaver Hill; two exploratory wells were drilled at Radio Hill with one completion; and five exploratory wells were drilled at Westport with completions to be scheduled.

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

TransAlta currently operates a coal-fired power plant and a gas-fired power plant at their Centralia complex. The coal-fired plant produces 1,404 megawatts, enough electricity to supply a city the size of Seattle. In November 2006, the Centralia coal mine adjacent to the power plant closed due to the high cost of operations. Currently, coal to supply the gas-fired power plant is purchased primarily from Wyoming and Montana coal mines.

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

Our subsidiary, Cascadia Energy Corp., currently controls, through lease options and oil and gas leases, approximately 76,000 acres in the Chehalis Basin. We are also exploring lease opportunities for additional acres and have identified specific leasehold ownership positions falling within our Chehalis Basin exploration prospect area. Access to virtually all areas in our Chehalis Basin project area is excellent year-round via logging and fire control roads maintained by the forest service or the timber industry. Likewise, numerous potential drill-site locations are already constructed as timber recovery staging areas and may be available to be utilized in the initial testing phase of the drilling program.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

We will require additional funds to sustain and expand our oil and gas exploration activities, as well as effectively support our operations and to otherwise implement our overall business strategy. The continuation of our business is dependent on obtaining further financing, positive results from exploratory activities, and achieving a profitable level of business. Currently, we are seeking partners to assist in the development of certain of our properties which would dilute our interest in those properties. We are also seeking additional financing which could dilute our existing shareholders’ interests, or we may sell certain interests in our properties outright. On February 14, 2008 the Company announced it has retained the investment banking firm Gordian Group, LLC to assist the Company in raising additional capital and reviewing potential strategic business alternatives.

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

Land Acquisition and Exploration Activities

We currently lease approximately 118,000 acres in the Coos Bay Basin of Oregon and 60,720 acres in the Chehalis Basin of Washington with up to an additional 15,280 acres in the Chehalis Basin subject to lease option agreements.

We are planning to continue a drilling and exploration program in the Coos Bay Basin. Based on existing data, which provided substantial subsurface information and substantive indications of economic viability, we are planning to continue our current completion program and extend our drilling program during fiscal 2008 and fiscal 2009. Contingent upon successful completion results, we plan to connect any producing wells to the Coos County pipeline.

We also plan to continue our exploratory activities in the Chehalis Basin area with the drilling of stratagraphic and pilot wells 2008 and 2009. Retrieval, analysis and testing of core samples obtained from these wells will provide a basis for structuring a plan for a potential resource development program.

LIQUIDITY AND CAPITAL RESOURCES

Over the past year the Company has been searching for new sources of capital, which is necessary to fund a fracing program and other pre-production operations. In recent months we have pursued a number of prospective joint-venture opportunities, and have engaged in detailed negotiations with our largest financial sponsor, YA Global Investments, L.P. (formerly Cornell Capital). To date we have been unable to conclude a new financing agreement that management and our board of directors believe is in the best long-term interest of the Company and all our shareholders. Our Company's principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our future property interests.

Our cash on hand was $171,128 as of December 31, 2007, compared to $5,941,577 at March 31, 2007. At December 31, 2007, we had a working capital deficit of $22,084,403 including $20,950,000 of Series E Stock reported as current liabilities as compared to a working capital surplus of $3,071,530 at March 31, 2007. Continuation of our current operations is contingent on obtaining additional funding. During the fiscal year ended March 31, 2007, we received net proceeds of $23,115,000 from the issuance of shares of our Series E preferred stock.

On February 12, 2008, we received from YA Global a Notice of Default under the Investment Agreement we entered into with YA Global on June 28, 2006, alleging that one or more defaults occurred under the Investment Agreement and related transaction documents, including: (i) our failure to make mandatory redemption payments on each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008; (ii) our and our subsidiaries' inability to pay their debts generally as they become due; and (iii) our failure to maintain the effectiveness of the registration statement filed pursuant to the Investor Registration Rights Agreement. Based on the alleged defaults, and pursuant to the terms of the Investment Agreement and related transaction documents, YA Global demanded that we redeem all of YA Global's shares of Series E Convertible Preferred Stock for the full liquidation amount, plus accumulated and unpaid dividends thereon, in the aggregate amount of $22,491,147.

During the nine months ended December 31, 2007, we expended cash of $2,915,870 on our Coos Bay and Chehalis Basin projects compared to $7,680,198 during the nine months ended December 31, 2006. Expenditures on the Coos Bay project for the nine months ended December 31, 2007 were $1,991,802 (2006 - $7,365,114) and included $74,813 (2006 - $215,890) in seismic and lease costs, $1,821,163 (2006 - $6,819,262) in drilling costs and $95,826 (2006 - $329,962) for geological and geophysical costs.

During the nine months ended December 31, 2007, cash expenditures for our Chehalis Basin project totaled $924,068 (2006 - $315,084) and included $317,265 (2006 - $267,187) for seismic and lease costs, $546,875 (2006 -$7,358) in drilling costs and $59,928 (2006 - $40,539) for geological and geophysical costs. The Chehalis Basin expenditures are net of the 40% participation by our joint venture partner.

Continuation of our current operations is contingent upon obtaining additional funding.

Series E Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series E preferred stock (par value $0.01) . On June 28, 2006, we closed a private placement of Series E Convertible Preferred Stock at $1,000 per share for 25,000 shares. Our Series E Convertible Preferred Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by $2.50. The holder of the Series E Convertible Preferred Stock may only convert up to 1,250 Series E Convertible Preferred Stock into common shares in any 30 day period. We may, in our discretion, waive this conversion limitation; and this conversion limitation shall not apply upon the occurrence and continuance of an event of default. We are also required to redeem a certain amount of Series E Convertible Preferred Stock each month starting the month after a registration statement covering the shares of common stock into which the Series E Convertible Preferred Stock is convertible becomes effective or December 1, 2006, whichever is earlier. If the closing trading price of our common stock exceeds $2.50 for the five consecutive trading days immediately before a redemption date, then we will not need to make the redemption. We may elect to pay for the redemption of Series E Convertible Preferred Stock by cash or through issuance of our common stock. If we choose to pay for the redemption of Series E Convertible Preferred Stock in cash, we will need to pay the liquidation amount of the Series E Convertible Preferred Stock to be redeemed plus a 20% redemption premium. If we choose to pay for the redemption of Series E Convertible Preferred Stock through issuance of our common stock, the number of shares of our common stock to be issued is determined by dividing the liquidation amount of the Series E Convertible Preferred Stock to be redeemed by $1.67. However, if the closing trading price of our common stock as of the redemption date falls below $1.67, we will not be allowed to pay for the redemption through issuance of our common stock.

As a condition of the private placement, we agreed to file a registration statement registering up to 15,000,000 shares of common stock in order to receive all of the proceeds of the private placement. The Series E Convertible Preferred Stock investor modified this requirement to initially register 10,000,000 shares of common stock. On February 9, 2007, the registration statement was filed and approved by the Securities and Exchange Commission; and we have received all of the proceeds related to the private placement. Since the Company has not filed a post effective amendment, on November 9, 2007, this registration statement became ineffective as the information contained therein did not include the latest available certified financial statements as of a date not more than 16 months old.

The first conditional mandatory redemption payment was due on December 1, 2006 with additional payments due on the first trading day of each subsequent month in an amount sufficient to ratably retire the Series E Convertible Preferred Stock over the period ending August 1, 2008. The Series E Convertible Preferred Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007. Subsequent to March 31, 2007 and through October 1, 2007, the Series E Convertible Preferred Stock investor elected, in lieu of a cash payment, to accept conditional mandatory redemptions, totaling $4,050,000 plus accrued and unpaid dividends, all of which were converted into 8,262,606 shares of our common stock at a conversion rate of $0.50 per share. Please refer to Note 5 and Note 7 to our unaudited consolidated financial statements.

In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” we have determined that all conditional mandatory redemptions during the current fiscal year have met the characteristics of a liability and, therefore, were classified as a current liability in our financial statements . Subsequent to March 31, 2007 and prior to the issuance of these financial statements, we and the investor agreed to a limited redemption of 4,050 shares of the Series E Stock as a negotiated settlement to the conditional mandatory redemption provisions that would have required cash redemption payments of $19,411,765 for 16,176 shares of Series E Stock plus accrued dividends. The difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates has been recorded as loss on conversion of Series E Stock in the amount of $4,464,329 for the nine months ended December 31, 2007.

On February 12, 2008, YA Global, the holder of the Company’s Series E Stock, delivered to the Company a Notice of Default under the Series E Stock agreement, alleging that one or more defaults have occurred including: (i) the Company's failure to make mandatory redemption payments on each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008; (ii) the Company's and its subsidiaries' inability to pay their debts generally as they become due; and (iii) the Company's failure to maintain the effectiveness of the registration statement filed pursuant to the Investor Registration Rights Agreement to which the Company and YA Global are parties. Based on the alleged defaults, and pursuant to the terms of the Investment Agreement and related transaction documents, YA Global demanded that the Company redeem all of YA Global's shares of Series E Convertible Preferred Stock for the full liquidation amount, plus accumulated and unpaid dividends thereon, in the aggregate amount of $22,491,147. Since November 1, 2007, the Company has been in negotiations with YA Global to amend the terms of the Series E Stock agreement. On each of November 1, 2007, December 1, 2007, January 1, 2008 and February

1, 2008, the Company believed in good faith that its failure to make the mandatory redemption payments had been waived by YA Global and that, as a result of such waiver, no event of default had occurred.

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

On February 10, 2008, we entered into an agreement with Gordian Group, LLC ("Gordian"), pursuant to which Gordian will act as our exclusive investment banker in providing financial advisory services and presenting and evaluating potential financial transactions for us. As compensation for the services provided by Gordian, we shall, upon the completion of any financial transaction, pay to Gordian a transaction fee in the amount of: (i) up to five percent (5%) of the aggregate consideration received by us in connection with the completion of a financial transaction other than a reorganization or excluded transaction; or (ii) in the case of a reorganization, up to five percent (5%) of the greater of the aggregate consideration received by us in connection with the reorganization or the enterprise value of the Company upon completion of the reorganization. In addition to the transaction fee to be paid upon the completion of a financial transaction, we agreed to issue 1,250,000 shares of our common stock to Gordian upon execution of the agreement. The shares will vest in three equal installments on each of March 9, 2008, April 9, 2008 and May 9, 2008 and will become fully vested immediately prior to the completion of a financial transaction.

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

The results of operations include the results of our Company and its wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the three- and nine-month periods ended December 31, 2007 and 2006. During the three and nine month periods ended December 31, 2007 and 2006, our Company performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., held the interests in the leases and operated the Coos Bay project and Chehalis Basin project, respectively.

For the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Operating expenses declined during the current three month period as compared to the same period last year primarily as a result of reduced stock based compensation, employee expenses and consulting expenses. Other less significant operating expense variances during the current three month period compared to the prior year quarter included reduced investor relations, accounting and legal and office expense, partially offset by higher losses from inventory write-downs.

Total operating expenses declined $983,918 for the three months ended December 31, 2007 when compared to same period one year earlier. A significant change occurred in stock based compensation which declined $604,242 reflecting both fewer option grants during the current period as well as a decline in the stock based compensation expense as a result of grants in prior years for which compensation expense has now been fully recognized.

Employee payroll expense decreased by $128,312 on a year-over-year basis for the quarter with consulting expense declining by $121,945 on the same basis. An decrease in the number of employees accounted for the decline in employee and travel expenses. Consulting expense declined as a result of reduced operating activities. Investor relations expense declined by $63,089 due to the prior period including increased investor communication efforts.

Directors’ fees declined $30,000 as a result of the directors electing to forego payments during the most recent period as compared to the same period last year. The Company also recognized a $160,216 write-down of obsolete inventory to its estimated salvage value. Legal and accounting expense declined by $49,180 with a decline in related activities associated with the Series E Preferred Stock funding that occurred in the previous period.

Our interest income declined by $106,798 as both our cash balances for the current three month period were significantly less than the same period last year. We recorded $353,162 of loss on conversion of Series E Stock for the three months ended December 31, 2007, reflecting the difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates.

We recorded $262,887 in dividend expense related to our Series E Stock during the current quarter as compared to $220,547 in dividend expense for the Series E Stock during the same period in the preceding year. In addition we also accrued $1,140 for dividend interest expense on the conditional mandatory redemption requirements recorded for our Series E Stock (see Notes 5 to the unaudited consolidated financial statements).

We recorded a net loss applicable to common stockholders of $(973,461) for the three months ended December 31, 2007, compared with a net loss of $(1,497,419) for the three months ended December 31, 2006.

For the Nine Months Ended December 31, 2007 Compared to the Nine Months Ended December 31, 2006

Operating expenses declined during the most current nine month period as compared to the same period last year primarily as a result of reduced stock compensation and consulting expenses. Other less significant operating expense variances during the current nine month period compared to the comparable prior year period included employee expenses, accounting and legal, investor relations, and lease rentals expenses.

Total operating expenses declined $2,283,985 for the nine months ended December 31, 2007 when compared to same period one year earlier. The largest change occurred in stock-based compensation which declined $1,512,221 reflecting both fewer option grants during the current period as well as a decline in the stock based compensation expense as a result of grants in prior years for which compensation expense has now been fully recognized.

Employee payroll expenses increased by $216,354 on a year-over-year basis for the quarter with consulting expense declining by $653,601 on the same basis. An increase in the number of employees accounted for the increased employee expense with only clerical personnel having received salary increases since their respective hire dates. Consulting expense declined as more of the functions previously performed by outside consultants have been assumed by full-time employees.

Investor relations expenses declined by $224,967 due to the prior period including increased investor communication efforts. Lease rental expense declined $101,624 as a consequence of the absence of recurring lease rentals during the most recent period as compared to the prior year. Directors’ fees increased $12,500 as a result of three additional independent directors serving during the most recent period as compared to the same period last year. The Company also recognized a $231,356 write-down of obsolete inventory to its estimated salvage value.

Legal and accounting expense declined by $165,234 with a decline in related activities associated with the Series E Preferred Stock funding that occurred in the previous period, while insurance expense increase by $56,073 as a result of expanded coverages.

Interest income declined by $159,237 as cash balances for the current nine month period were significantly less than the same period last year.

We recorded $4,464,329 of loss on conversion of Series E Stock for the nine months ended December 31, 2007, reflecting the difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates.

We recorded $791,689 in dividend expense related to our Series E Stock during the current nine month period as compared to $393,562 in dividend expense for our Series C and Series E stock during the same period in the preceding year. The prior year’s period also reflected $710,110 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital. In addition we also accrued $52,168 for dividend interest expense on the conditional mandatory redemption requirements recorded for our Series E Stock (see Notes 5 to the unaudited consolidated financial statements).

We recorded a net loss applicable to common stockholders of $(8,138,892) for the nine months ended December 31, 2007, compared with a net loss of $(6,146,564) for the nine months ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk

As of December 31, 2007, we had $117,128 in cash, cash equivalents and short term investments, of which $119,465 was held in our operating accounts and $51,663 was invested in time deposits with 30-day maturities. Based on sensitivity analyses performed on the financial instruments held as of December 31, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Price Risk

As of December 31, 2007, we have no coalbed methane gas production. At such time as we do record commercial production volumes of coalbed methane gas, we will be subject to commodity price risk related to the sale of such production. Prospectively, commodity prices received for our production will be based on spot prices applicable to natural gas, which are volatile, unpredictable, and beyond our control. Accordingly until such time as we establish measurable production volumes, our vulnerability to fluctuations in the price of natural gas is negligible.

Exchange Rate Sensitivity

As of December 31, 2007, our suppliers bill us for drilling and other operating costs almost exclusively in U.S. dollars. Accordingly, a 10% change in the U.S./Canadian exchange rate is not expected to have a material effect on our near term financial condition or results.

Item 4. Controls and Procedures

As required under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our Company’s president and chief executive officer and our chief financial officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have accumulated a deficit of $24,784,667 to December 31, 2007 and incurred net losses applicable to common shareholders of $7,765,427 for the fiscal year ended March 31, 2007; and $5,295,572 for the fiscal year ended March 31, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have received a notice of default from our largest financial sponsor, YA Global Investments, L.P., and may be required to pay redemption amounts of over $22,491,147 if we are not successful in our further negotiation with YA Global Investments, L.P. If we are unable to reach new agreements with YA Global or obtain additional funding, our business operations will be seriously harmed; and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

On February 12, 2008, we received a notice of default from YA Global alleging one or more defaults occurred under the Investment Agreement we entered into with YA Global on June 28, 2006 and demanding that we pay redemption amount of over $22,491,147. If we are not successful in our further negotiation with YA Global Investments, L.P., or obtain additional funding, our business operations will be seriously harmed. We also require additional funds to sustain and expand our oil and gas exploration activities. Additional capital will be required to effectively support our operations and to implement our business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and cease our operations. Any additional equity financing may result in substantial dilution to our then existing shareholders.

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

As of February 14, 2008, we had 41,732,547 shares of common stock issued and outstanding and 20,950 shares of Series E Convertible Preferred Stock outstanding. In addition, we may be obligated to issue up to 45,000,000 shares of our common stock upon conversion or redemption of the outstanding Series E Convertible Preferred Stock. The sale of these shares may adversely affect the market price of our common stock.

The issuance of shares upon conversion or redemption of the Series E Convertible Preferred Stock may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion or redemption of the Series E Convertible Preferred Stock may result in substantial dilution to the interests of other stockholders since we may choose to pay for our redemption of the Series E Convertible Preferred Stock through issuance of our common stock and the selling stockholders may also choose to convert and sell the full amount issuable on conversion. The upper limit of the number of shares of our common stock that may be issued from conversion or redemption of Series E Convertible Preferred Stock in the event of default is approximately 45,000,000 shares, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended December 31, 2007, we issued a total of 1,858,746 shares of common stock to our Series E Convertible Preferred Stock investor as a result of its election to accept conditional mandatory redemption of our Series E Convertible Preferred Stock. The issuance of these shares of common stock to our Series E Convertible Preferred Stock investor was effected pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 3. Default upon Senior Securities.

Other than described below, there has not been any material arrearage in the payment of dividends or any other material delinquency not cured within 30 days, with respect to any class of our preferred stock which ranks prior to our common stock:

On February 12, 2008, YA Global, the holder of our Series E Stock, delivered to us a Notice of Default under the Series E Stock agreement, alleging that one or more defaults occurred under the Investment Agreement and related transaction documents, including: (i) our failure to make mandatory redemption payments on each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008; (ii) our and our subsidiaries' inability to pay their debts generally as they become due; and (iii) our failure to maintain the effectiveness of the registration statement filed pursuant to the Investor Registration Rights Agreement to which we and YA Global are parties. Based on the alleged defaults, and pursuant to the terms of the Investment Agreement and related transaction documents, YA Global demanded that we redeem all of YA Global's shares of Series E Convertible Preferred Stock for the full liquidation amount, plus accumulated and unpaid dividends thereon, in the aggregate amount of $22,491,147. Since November 1, 2007, we have been in negotiations with YA Global to amend the terms of the Series E Stock agreements. On each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008, we believed in good faith that our failure to make the mandatory redemption payments and that our failure to maintain the effectiveness of the registration statement had been waived by YA Global and that, as a result of such waiver, no event of default had occurred.

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

TORRENT ENERGY CORPORATION

By: /s/ John D. Carlson
John D. Carlson
President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Peter J. Craven
Peter J. Craven
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: February 19, 2008