Form 10-K/A
period 2007-03-31
TORRENT ENERGY CORP
filed 2008-02-25
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

     The Company’s oil and gas properties are currently unproven and ongoing exploration activities are planned and will require the additional significant expenditures for the fiscal year ending March 31, 2008, which funding must be raised from outside sources. These exploration activities include formation stimulation and production testing of existing wells drilled in our Coos Bay project and formation coring and gas desorption testing of wells still to be drilled in our Chehalis project. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Assuming that additional funding from outside sources is obtained, management estimates that it will take approximately six to twelve months to complete the first phase of exploration activities on certain of its unproved properties and at that time an assessment will be made for reclassification of a portion of the unproved reserves to proved reserves. Once properties have been classified as proven, then certain of the costs incurred would be included in the amortization computation.

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

TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

     The total costs incurred and currently excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Acquisition Costs	Exploration Costs				Development Costs
				Geological
		Seismic	Drilling and	and
		and land	gathering	geophysical			Total
Coos Bay Basin
Property
Year ended
March 31, 2007	$-	$414,067	$13,343,032	$588,510	$	Nil	$14,345,609
Year ended
March 31, 2006	228,000	524,396	11,828,139	733,378		Nil	13,313,913
Year ended
March 31, 2005	756,000	499,847	1,262,564	257,023		Nil	2,775,434
Inception through
March 31, 2004	-	-	-	-		Nil	-
Total	$984,000	$1,438,310	$26,433,735	$1,578,911	$	Nil	$30,434,956

Chehalis Basin
Property
Year ended
March31, 2007	$-	$354,756	$93,899	$62,913	$	Nil	$511,568
Year ended
March 31, 2006	-	224,588	-	63,150		Nil	287,738
Year ended
March 31, 2005	-	-	-	-		Nil	-
Inception through
March 31, 2004	-	-	-	-		Nil	-
Total	$-	$579,344	$93,899	$126,063	$	Nil	$799,306
Total Oil and Gas
Properties	$984,000	$2,017,654	$26,527,634	$1,704,974	$	Nil	$31,234,262

     As of March 31, 2007, the Company has commitments for future land lease payments for the next five years as follows:

For Fiscal Year Ended March 31,

2008	$132,307
2009	111,389
2010	111,389
2011	113,084
2012	104,469
Thereafter	350,251
Total	$922,889

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

By: /s/ Peter Craven
Peter Craven
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: February 25, 2008

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

Signature	Title	Date

/s/ John D. Carlson
John D. Carlson	President, Chief Executive Officer	February 25, 2008
and Director

/s/ George L. Hampton III
George L. Hampton III	Director	February 25, 2008

/s/ Curtis Hartzler
Curtis Hartzler	Director	February 25, 2008

/s/ William A. Lansing
William A. Lansing	Chairman and Director	February 25, 2008

/s/ Michael Raleigh
Michael Raleigh	Director	February 25, 2008