Form 10-K
period 2008-03-31
TORRENT ENERGY CORP
filed 2008-07-15
CIK 859747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000 19949

Torrent Energy Corporation
(Exact name of registrant as specified in its charter)
Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11918 SE Division, Suite 197 Portland, Oregon	97266
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  503.224.0072

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [     ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [     ]    No [ X ]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not  be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act) Yes [     ]     No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b 2 of the Exchange Act.)

41,012,047 shares of common stock at $0.04 per share = $1,640,482

(1) Closing price on July 11, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

41,732,547 shares of common stock issued and outstanding as of July 11, 2008

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12,13 and 14) of this Form 10-K is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by the Form 10-K.

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

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes ”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our Company or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

 Proceedings Under Chapter 11 of the Bankruptcy Code

The following discussion provides general background information regarding our bankruptcy cases, and is not intended to be an exhaustive description.    Access to documents filed with the U.S. Bankruptcy Court and other general information about the U.S. bankruptcy cases is available at www.orb.uscourts.gov.  The content of the foregoing website is not a part of this report.

On June 2, 2008, the Company commenced Chapter 11 proceedings (Case No. 08-32638)  by filing a voluntary petition for reorganization under the Bankruptcy Code with the United States Bankruptcy Court for the District of Oregon (the “Bankruptcy Court”).  Each of the Company’s subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. (which we refer to collectively with the Company as the "Debtors"), also commenced a case under Chapter 11 of the Bankruptcy Code on the same day (together with the Company’s  filing, the “Chapter 11 Cases”).  The Debtors continue to operate their businesses and manage their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code.

 In connection with the Chapter 11 Cases, on June 6, 2008, we entered into a senior secured super-priority debtor in possession credit and guaranty agreement (the “DIP Credit Agreement”) among the Company and its subsidiaries, as Guarantors, and YA Global Investments, L.P., as lender (" YA Global ").  The DIP Credit Agreement was approved on an interim basis by the Bankruptcy Court the same day.  The Bankruptcy Court entered an order approving the DIP Credit Agreement on July 11, 2008.

The DIP Credit Agreement provides for a $4.5 million term loan under which YA Global  may advance funds to us (the "Loan ").  The proceeds of the Loan are expected to be used for working capital purposes, including payment of professional services fees, wages, salaries, and other operating expenses, payment of the promissory note issued by the Company to YA Global on May 15, 2008, in the amount of $207,854 plus accrued interest, payment of certain subsidiary debt, and other purposes, as approved by YA Global.  Advances under the DIP Credit Agreement bear interest at the lower of twelve percent (12%) per annum or the highest rate of interest permissible under law.  The Loan will mature on the earliest of (a) the date which is the one year anniversary of the DIP Credit Agreement, (b) the date of termination of the Loan in connection with YA Global's rights upon an Event of Default (as defined in the DIP Credit Agreement), (c) the close of business on the first business day after the entry of the final order by the Bankruptcy Court, if the Company has not paid YA Global the fees required under the DIP Credit Agreement, (d) the date a plan of reorganization confirmed in the Chapter 11 Cases becomes effective that does not provide for the payment in full of all amounts owed to YA Global under the DIP Credit Agreement, (e) the date of the closing of a sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code,  and (f) the effective date of a plan of reorganization or arrangement in the Chapter 11 Cases.

If the Loan is repaid prior to the one year anniversary of the date of the DIP Credit Agreement, we will be required to pay to YA Global a prepayment fee in an amount equal to one percent (1%) of such prepayment.  Upon the occurrence of an Event of Default, all amounts owing under the DIP Credit Agreement will bear interest at the rate of the lower of seventeen percent (17%) or the maximum rate permitted by law per annum, and YA Global may declare all outstanding obligations immediately due and payable.  YA Global has a right of first refusal to provide exit financing to the Company.  As of July 11, 2008, we have borrowed $591,026 under the DIP Credit Agreement.

On June 16, 2008, we filed with the Bankruptcy Court our Joint Plan of Reorganization for Reorganizing the Debtors (the “Plan”) and a Disclosure Statement Regarding Joint Plan of Reorganization for Reorganizing the Debtors.  In addition to the DIP Credit Agreement, the Plan also includes a rights offering, under which current shareholders of the Company will have the opportunity to purchase additional new equity of the Company (the "Rights Offering"), subject to Bankruptcy Court approval and other conditions.

The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations.  Future results of operations may also be adversely affected by other factors related to the Chapter 11 process.  See Item 1A – Description of Business – Risk Factors of this annual report for a discussion of risks and uncertainties relating to the Chapter 11 process.

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

To acquire this oil and gas leases, we paid a total of $300,000 in cash, issued 1,800,000 restricted shares of our common stock in three performance-based tranches, and granted a 4% overriding royalty interest upon production from lands and leases in the Coos Bay project area.  The lease purchase and sale agreement closed on June 22, 2004.  Upon closing, we paid $100,000 in cash and issued 600,000 shares of our common stock.  We subsequently paid the remaining $200,000 cash consideration and have issued an additional 1,200,000 shares of our common stock to satisfy the remaining components of the purchase obligation.

Pursuant to the lease purchase and sale agreement with GeoTrends-Hampton International, LLC, we acquired leases of certain properties in the Coos Bay area of Oregon that are believed to be prospective for oil and gas exploration.  Additional leases were subsequently acquired from the State of Oregon and from private property owners.   We have amassed approximately 118,000 acres under lease with annual lease rental payments totaling approximately $93,000.  We continue to seek additional lease properties in the Coos Bay area.

As a result of the change in our business focus, we received shareholder approval on July 13, 2004 to change our name from Scarab System, Inc. to Torrent Energy Corporation.

On June 29, 2005, we incorporated a Washington subsidiary company named Cascadia Energy Corp. in anticipation of acquiring oil and gas properties in the State of Washington.  Cascadia Energy Corp. executed a lease option agreement dated August 9, 2005 with Weyerhaeuser Company to lease 100,000 acres that it could select from an overall 365,000 acre block in the Chehalis Basin located in Lewis, Cowlitz and Skamania Counties of Washington.  We have commenced an exploratory work program on certain acreage, searching for possible hydrocarbon deposits.  Cascadia Energy Corp. was also granted a two year first right of refusal on the balance of the Weyerhaeuser acreage.  Initial cash consideration for this option was $100,000 and we paid $60,000 and our joint venture partner, St. Helens Energy, LLC paid $40,000.  On or before the end of the initial first year, Cascadia Energy Corp. was to elect either to undertake a work commitment of $285,715 pertaining to the full 100,000 acres (proportionately reduced if Cascadia Energy Corp. elects to evaluate less than the entire acreage) or pay Weyerhaeuser $285,715 in lieu of the work commitment or such lesser amount if less than the full 100,000 acres is chosen to be evaluated, but in no event less than 50,000 acres. On July 25, 2007 Weyerhaeuser agreed to extend the option for an additional 120 days and waive the $285,715 work commitment for a payment of $100,000 of which we paid $60,000 and St. Helen’s Energy LLC paid $40,000. We did not fulfill our commitment within that time frame and the option is now terminated.

Cascadia Energy Corp. has maintained the joint venture agreement dated August 12, 2005 with St. Helens Energy, LLC, a 100 percent owned subsidiary of Comet Ridge Limited, an Australian coal seam gas explorer listed on the Australian Stock Exchange, and headquartered in Perth, Western Australia.  Under this agreement, St. Helens Energy, LLC holds a 40 percent interest in the Company’s Washington exploration project.  Cascadia Energy Corp. serves as operator of the joint venture and St. Helens Energy, LLC actively assists in evaluating the area and developing exploratory leads and prospects.

The joint venture provides for Cascadia Energy Corp. and  St. Helens Energy, LLC, to share the costs of exploring, developing and operating any economic natural gas resources discovered in the Chehalis Basin area.  Capital and operating costs, as well as any resulting revenues associated with the project area, are to be allocated 60 percent to Cascadia Energy Corp. and 40 percent to St. Helens Energy, LLC.  Cascadia Energy Corp. acts as the operator of the venture and submits authorizations for expenditures to its joint venture partner for approval on a periodic basis.  At any time, St. Helens Energy, LLC may decline to participate; i.e. non-consent, in which case Cascadia Energy Corp. will absorb 100 percent of the cost of a specific authorization for expenditure and receive 100 percent of any net revenues derived from the specific expenditure.  Alternatively, Cascadia Energy Corp. might also choose not to undertake the expenditure absent joint venture partner participation.  St Helen’s Energy, LLC has subsequently sold a portion of their working interest percentage to Citrus Energy Corporation.

On April 10, 2008, Cascadia granted a one -year option to Citrus Energy Corporation and Oklaco Holding, LLP, (the “Citrus Group”) which gives the Citrus Group the right to drill two potential wells on Cascadia’s Chehalis leases and earn a working interest in potential production from certain acreage currently held by Cascadia.  In the event the Citrus Group elects to drill these potential wells, then Cascadia would receive a cash equalization payment of $80,000 per well and would retain a royalty interest on any future production from the acreage earned by the Citrus Group.

Cascadia Energy Corp continues to hold lease agreements with Weyerhaeuser totaling 36,991 acres, two that required payment of upfront lease bonuses of $428,610 and one which requires annual lease payments of $1,275.  Certain of these agreements include a provision requiring Cascadia Energy Corp. to commence a well within the first two years of the lease, or the lease will terminate and we would be required to make a payment of $75,000 to Weyerhaeuser in May of 2009.

On May 9, 2006, Cascadia Energy Corp., entered into an option to acquire oil & gas leases located in the Chehalis Basis from Pope Resources LP.  This option provides Cascadia Energy Corp. with the right to earn oil and gas leases covering 15,280 acres of mineral rights interests held by Pope Resources LP. for a purchase price of $1 per net mineral acre or $15,280.  The initial term of this option was for a period of 18 months ending on November 9, 2007.  If Cascadia Energy Corp. expended $200,000 on operations and activities during the initial term, and on September 12, 2007 Pope Resources signed a letter agreement extending the option until  November 9, 2008.

As of July 11, 2008, the total acreage under lease from the State of Washington was 23,735 acres with lease terms of four years.  This acreage was acquired in lease auctions for aggregate consideration of $37,719.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

 Current Business

We are an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon and in the Chehalis Basin region of Washington State.  Through one of our wholly owned subsidiaries, Methane Energy Corp., we now hold leases to approximately 107,000 acres of prospective coalbed methane lands in the Coos Bay Basin.  Methane Energy Corp. operates the exploration project in the Coos Bay Basin.  Through our other wholly-owned subsidiary, Cascadia Energy Corp., we are evaluating approximately 91,200 acres under private and state leases located in the Chehalis Basis.

 Coos Bay Basin Exploration Prospect

The Coos Bay Basin is located along the Pacific coast in southwest Oregon, approximately 200 miles south of the Columbia River and 80 miles north of the Oregon / California border.  The onshore portion of the Coos Bay Basin is elliptical in outline, elongated in a north-south direction and covers over 250 square miles.  More than 150,000 acres in the Coos Bay Basin are underlain by the Coos Bay coal field and appears prospective for coalbed methane gas production.  The current leasehold position owned by Methane Energy Corp. covers most of the lands believed to be prospective for coalbed methane production in the Coos Bay Basin.  Additional leasing, title and curative work continues.  Most areas in Coos County are accessible year-round via logging and fire control roads maintained by the county or by timber companies.  In addition, numerous timber recovery staging areas are present and in many cases can be modified for drill-site locations.

The Coos Bay Basin is basically a structural basin formed by folding and faulting and contains a thick section of coal-bearing sediments.  Coal-bearing rocks contained within the Coos Bay Basin form the Coos Bay Coal field.  Coal mining from the Coos Bay field began in 1854 and continued through the mid 1950’s.  Much of the coal was shipped to San Francisco.  Since mining activity ended several companies such as Sumitomo, Shell and American Coal Company have done exploratory work and feasibility studies on the Coos Bay Coal Field but no mining operations were conducted.  In addition, approximately 20 exploratory oil and/or gas wells have been drilled in the Coos Bay basin  during the years1914 to 1993.  Many of these wells encountered gas shows in the coal seams that were penetrated during drilling.

Coalbeds are contained in both the Lower and Upper Member of the Middle Eocene Coaledo Formation.  The coal-bearing sandstones and siltstones of the Middle Eocene Coaledo formation are estimated to form a section up to 6,400 feet thick.  Total net coal thickness for the Lower Coaledo Member can range up to 70 feet and over 30 feet for the Upper Coaledo Member.  Coos Bay coal rank ranges from sub bituminous to high-volatile bituminous, with a heating value of 8,300 to 14,000 British Thermal Units per pound (“BTU/LB.”), low sulphur content, and a moderate percentage of ash.

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

Drilling and testing programs were then initiated at three pilot sites—Beaver Hill, Radio Hill and Westport.  A total of twelve exploratory wells have been drilled.  Five exploratory wells were drilled and completed at Beaver Hill; two exploratory wells were drilled at Radio Hill with one completion; and five exploratory wells were drilled at Westport with four of the wells completed.   Production and flow testing at the pilot well sites have been completed and   development work is planned in the next fiscal year, subject to availability of sufficient working capital.

 Natural Gas Market

Until 2005, the Port of Coos Bay was one of the largest population centers on the west coast not served by natural gas.  A project to bring natural gas into the region via a 52-mile, 12-inch pipeline was approved, funded by Coos County and the State of Oregon, and completed in late 2004 with gas sales beginning in early 2005.  While the line is owned by Coos County, the local gas distribution company, Northwest Natural Gas, operates the line. Northwest Natural Gas serves Coos County and most of western Oregon.  The pipeline and its associated distribution system represent the most likely market option for delivery of gas, if produced by Methane Energy Corp. in the future.  Estimates of current local Coos County market requirements are less than 1 million cubic feet of gas per day initially, which represents less than 1% of ultimate pipeline capacity.  Excess capacity is available for additional gas input.

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

The Chehalis Basin is more or less centered within the sub bituminous and lignite coal fields of southwestern Washington.  Sub bituminous and lignite are various types of coal.  The Centralia-Chehalis coal district lies to the north and portions of the Morton and Toledo coal fields lie to the east and south, respectively.  The Centralia-Chehalis coal district is the largest of the sub bituminous and lignite fields of southwestern Washington.  At least 13 separate coal seams have been mined or are being mined from the district.  Most coal suitable for mining has a sub bituminous C rank, contains 14% to 35% moisture, 5% to 25% ash, and has a heating value ranging from 8,300 to 9,500 BTU/LB.

TransAlta currently operates a coal-fired power plant and a gas-fired power plant at their Centralia complex.  The coal-fired plant produces 1,404 megawatts, enough electricity to supply a city the size of Seattle.  In November 2006, the Centralia coal mine adjacent to the power plant closed due to the high cost of operations.  Currently, coal to supply the gas-fired power plant is purchased from the states of Wyoming and Montana.

Coals in the Chehalis Basin are relatively thick and continuous.  These coals contain a methane gas resource.  Limited core and desorption work showed gas content ranging from 6 to 86 standard cubic feet per ton in the coal seams.  Two seams, the “ Blue” and the “Brown”, each attain thicknesses of about 40 feet.  Total net coal typically approaches 75 feet and in some areas, exceeds 100 feet in thickness.  More than 250,000 acres in the Chehalis Basin appears prospective for methane production from the coals.  In addition, conventional gas potential is present.

During the 1980’s Kerr-McGee conducted a shallow coal exploration drilling program along the southwest flank of the Chehalis Basin.  They encountered a number of gas shows associated with both coals and sandstones.  One of the show wells was offset by Duncan Oil in 2001 and it flow tested 714 thousand cubic feet per day from a sand zone.

Our subsidiary, Cascadia Energy Corp., currently controls, through lease options and oil and gas leases, approximately 91,200 acres in the Chehalis Basin.    Access to virtually all areas in our Chehalis Basin project area is excellent year-round via logging and fire control roads maintained by the forest service or the timber industry.  Likewise, numerous potential drill-site locations have been  constructed as timber recovery staging areas and may be available to be utilized in the initial testing phase of the drilling program.  In April 2007, we commenced drilling a stratigraphic/information hole exploration project.  One well  and two surface holes were  drilled before financial constraints caused suspension of operation activities.

 Natural Gas Market

Our Chehalis Basin project area is located within close proximity to the Interstate 5 corridor that parallels the route of the principal interstate pipeline providing natural gas to utility, commercial and industrial customers in Washington and Oregon.  With anticipated declines in Canadian-sourced natural gas, we believe that robust markets will exist for gas produced from the Chehalis Basin.  Because of its west coast location and ready connection to a major interstate pipeline, Chehalis Basin market prices would be subject to pricing standards of the New York Mercantile Exchange for most of the year.  Regional gas pricing hubs are located at Malin and Stanfield, Oregon.  However, seasonal or critical gas demand fluctuations could cause prices to exceed or fall below posted prices on a regular basis.

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

We believe the success of coalbed methane developments has largely been the result of improved drilling and completion techniques (including horizontal/lateral completions), better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and coalbed reservoir performance analysis.  Also aiding this sector’s growth is the apparent shortage of quality domestic conventional exploration and development projects.

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

Coalbed methane is, generally, a sweet gas consisting of 95% methane which would normally be considered  pipeline quality. Coalbed methane is considered an unconventional natural gas resource because it does not rely on conventional trapping mechanisms, such as a fault or anticline, or stratigraphic traps. Instead coalbed methane is absorbed or attached to the molecular structure of the coals which is an efficient storage mechanism as coalbed methane coals can contain as much as seven times the amount of gas typically stored in a conventional natural gas reservoir such as sandstone or shale.  The absorbed coalbed methane is kept in place as a result of pressure equilibrium often from the presence of water.  Thus the production of coalbed methane in many cases requires the dewatering of the coals to be exploited.  This process usually requires the drilling of adjacent wells and sometimes takes 6 to 36 months to complete.  Coalbed methane production typically has a low rate of production decline and an economic life a typical well can be 10 to 20 years and the economic life of a typical field  can be 30 to 50 years,

The principal sources of coalbed methane are either biogenic, producing a dry gas which is generated from bacteria in organic matter, typically at depths less than 1,000 feet, or thermogenic, which is a deeper wet gas formed when organic matter is broken down by temperature and pressure.

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

 Competition

Coalbed methane in the United States is produced by several major exploration and production companies and by numerous independents.  The majors include BP American and ConocoPhillips in the San Juan Basin and, to a lesser extent, Chevron USA in the Black Warrior Basin.  A number of large and mid-size independents, including Anadarko Petroleum Corporation, CMS Energy Corporation, CNX Gas Corporation, Devon Energy Corporation, Dominion Resources, Inc., El Paso Corporation, EnCana Corporation, Energen Corporation, Equitable Resources, Inc., Fidelity Exploration & Production Company, GeoMet Inc., J.M. Huber Corporation, Lance Oil & Gas Corporation, Penn Virginia Corporation, Pennaco Energy Inc., Pioneer Natural Resources Company, The Williams Companies, Inc., XTO Energy Inc. and Yates Petroleum Corporation, have established production in one or more basins.  Dozens of smaller independents, many of whom originally began with conventional oil and gas production and operating a small number of wells, have found profitable niches in coalbed methane.  Other new entrants to coalbed methane continue to acquire prospective acreage and to conduct test drilling.  By virtue of their strategic property holdings, affiliates of several of the country’s largest coal mining companies also have become active in coalbed methane, such as Consol Energy Inc., Jim Walter Resources, Inc., Peabody Energy Corporation, USX Corporation and Westmoreland Coal Company.  In the Cascadia prospect area, Citrus Energy, LLC. and Venaco Energy, Inc. represent competitors to Cascadia Energy Corp.

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

 Employees

As of July 11, 2008, we had four non-union, full time employees, of which two are executives.  We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements.” Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  These include (i) continued availability of funds pursuant to the DIP Credit Agreement , (ii) the potential prospective for coalbed methane and conventional natural gas production in the Coos Bay Basin and the Chehalis Basin, (iii) the potential pipeline capacity in the port of Coos Bay area, and (iv) greater market for natural gas in Coos County and the Pacific Northwest region in general.  Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We face significant challenges in connection with our bankruptcy reorganization.

On June 2, 2008, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  We  are currently operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code.

On June 16, 2008, we filed the Plan with the Bankruptcy Court, which will consider whether to confirm the Plan. The Plan may not receive the requisite acceptance by creditors, equity holders and other parties in interest, and the Bankruptcy Court may not confirm the Plan. Moreover, even if the Plan receives the requisite acceptance by creditors, equity holders and parties in interest and is approved by the Bankruptcy Court, the Plan may not be viable.

In addition, due to the nature of the reorganization process, creditors and other parties in interest may take actions that may have the effect of preventing or unduly delaying confirmation of the Plan. Accordingly, we provide no assurance as to whether or when the Plan may be confirmed in the Chapter 11 process.

We face uncertainty regarding the adequacy of our capital resources and have limited access to additional financing.

We are currently operating under a $4.5 million debtors-in-possession financing facility.  The DIP Credit Agreement contains certain highly restrictive covenants which require us, among other things, to maintain our corporate existence, make certain payments, perform our obligations under existing agreements, purchase insurance and provide financial records, and which limit or prohibit our ability to incur indebtedness, make prepayments on or purchase indebtedness in whole or in part, pay dividends, make investments, lease properties, create liens, consolidate or merge with another entity or allow one of our subsidiaries to do so, sell assets, and acquire facilities or other businesses.

We do not assure you that we will be able to consistently comply with these and other restrictive covenants in our DIP Credit Agreement.  Furthermore, any advances under the DIP Credit Agreement are at the discretion of the DIP lender, and we have no control over its decision to provide any additional financing.

In addition to the cash requirements necessary to fund ongoing operations, we anticipate that we will incur significant professional fees and other restructuring costs in connection with the Chapter 11 process and the restructuring of our business operations.  We do not assure you that the amounts of cash available from our DIP Credit Agreement will be sufficient to fund operations until the Plan receives the requisite acceptance by creditors, equity holders and parties in interest and is confirmed by the Bankruptcy Court.  If available borrowings under the DIP Credit Agreement are not sufficient to meet our cash requirements, we may be required to seek additional financing.  We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms.

As a result of the Chapter 11 process and the circumstances leading to the Chapter 11 Cases, our access to additional financing is, and for the foreseeable future will likely continue to be, very limited.  Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court in the Chapter 11 process.

We are subject to restrictions on the conduct of our business.

We  are operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code.  Under applicable bankruptcy law, during the pendency of the Chapter 11 process, we will be required to obtain the approval of the Bankruptcy Court prior to engaging in any transaction outside the ordinary course of business.  In connection with any such  approval, creditors and parties in interest may raise objections to  approval of the action and may appear and be heard at any hearing with respect to the action.  Accordingly, although we may sell assets and settle liabilities (including for amounts other than those reflected on our financial statements) with the approval of the Bankruptcy Court, we cannot  assure you that the Bankruptcy Court will approve any sales or settlements proposed by us. The Bankruptcy Court also has the authority to oversee and exert control over our ordinary course operations.

In addition, the DIP Credit Agreement imposes on us numerous financial requirements and covenants.  Failure to satisfy these requirements and covenants could result in an event of default that could cause, absent the receipt of appropriate waivers, an interruption in cash availability, which could cause an interruption of our normal operations.

As a result of the restrictions described above, our ability to respond to changing business and economic conditions may be significantly restricted and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.

Our financial statements assume we can continue as a “going concern” but our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated July 14, 2008, our independent auditors stated that our consolidated financial statements for the fiscal year ended March 31, 2008 were prepared assuming that we would continue as a going concern.

Our ability to continue as a going concern is an issue raised as a result of our Chapter 11 filings, recurring losses from operations and periodic working capital deficiencies. Our ability to continue as a going concern is subject to obtaining approval of our Plan and our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such funding methods will prove successful.

In addition, because of the Chapter 11 proceedings and the circumstances leading to the Chapter 11 filings, it is possible that we may not be able to continue as a “going concern.”  Our continuation as a “going concern” is dependent upon, among other things, confirmation of the Plan, our ability to comply with the terms of the DIP Credit Agreement, our ability to obtain financing upon exit from bankruptcy and our ability to generate sufficient cash from operations to meet our obligations.

Should we fail to be a going concern, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

In addition, the amounts reported in the consolidated financial statements included in this annual report do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of our reorganization under Chapter 11.  Adjustments necessitated by the Plan could materially change the amounts reported in the consolidated financial statements included in this Annual Report.

Our successful reorganization will depend on our ability to retain  key employees and successfully implement new strategies.

Our success depends to a significant extent upon the continued service of Mr. John Carlson, who is our President and Chief Executive officer, and sole director.  Loss of the services of Mr. Carlson could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Carlson.  In addition the successful implementation of our business plan and our ability to successfully consummate a plan of reorganization will be highly dependent upon our senior management.  Our ability to attract, motivate and retain key employees is restricted by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with us during the pendency of the bankruptcy cases.  The loss of the services of key personnel could have a material adverse effect upon the implementation of our business plan, including our restructuring program, and on our ability to successfully reorganize and emerge from bankruptcy.

We have a history of losses that may continue, which may negatively impact our ability to achieve our business objectives.

We have accumulated a deficit of $26,132,279 to March 31, 2008 and incurred net losses applicable to common shareholders of $9,486,503 for the fiscal year ended March 31, 2008; and $7,765,427 for the fiscal year ended March 31, 2007. We do not assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding, our business operations will be harmed; and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We will require additional funds to sustain and expand our oil and gas exploration activities.  We anticipate that we will require up to approximately $7,000,000 to fund our continued operations for the fiscal year ending March 31, 2009.  Additional capital will be required to effectively support our operations and to implement our business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations.  If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may result in substantial dilution to our then existing shareholders.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history in the business of oil and gas exploration and must be considered to be an exploration stage company. We have no history of revenues from operations and have no significant tangible assets.

We have yet to generate any earnings and there is no assurance that we will ever operate profitably. Our success is significantly dependent on successful lease acquisition, drilling, completion and production programs. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.

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

Our shares of common stock are subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our shares of common stock cumbersome and may reduce the value of an investment in our shares of common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require, among other things:
  that a broker or dealer approve a person’s account for transactions in penny stocks; and
  the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
  obtain financial information and investment experience and investment objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.
The broker or dealer must, prior to any transaction in a penny stock, deliver a written statement prescribed by the Securities and Exchange Commission relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination and obtain a signed, written agreement from the investor acknowledging receipt of this written statement.

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

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority  has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the financial Industry Regulatory Authority  believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority  requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

ITEM 2.	PROPERTIES

Our principal mailing address is  11918 SE Division, Suite 197 Portland, OR 97266.  We have lease office space at 1420 NW 17th, Portland, Oregon 97209 for a term beginning July 1, 2008 at a cost of $1,000 per month.  The office space consists of two offices totaling approximately 1,000 square feet.

Methane Energy Corp. has reached terms on a new office lease located at 201 Gould, Coquille, OR 97423,  and expects to move into this location on August 1, 2008 at a cost of $900 per month.  The new Coquille office is consists  of approximately 1,250 square feet. Through our subsidiary, Methane Energy Corp., we have under lease approximately 107,000 of undeveloped acreage in the Coos Bay Basin as of March 2008.  In March 2008, we elected to drop the lease with Oregon Department of State Lands which consisted of approximately 11,000 acres under the water ways in the Coos Bay Basin.

  Of the acreage Methane Energy Corp. has under lease, approximately 16,000 acres are leased from Menasha Development Corporation, 29,000 acres from Coos County, 3,000 acres from the State of Oregon Department of Transportation, and approximately 59,000 acres from various companies and individual landowners.  The total annual lease payments related to the 107,000 acres are approximately $81,000.  These leases typically have a five-year term with an option for an additional five years with renewal conditioned on continued payment of annual lease rentals.  In addition, we have granted the landowners royalties, typically averaging 12.5% on gross sales resulting from the leases in addition to the 4% overriding royalty interest to be paid to the project originators. The first of our lease renewal payments will begin September 6, 2008 with International Paper Company and the majority of our Coos Bay Basin leases will need to be renewed in 2009 and 2010 at $2 per net acre.

Our lease with The Port of Bandon of approximately 120 net acres is subject to a delay rental clause of $10 per net acre per year if a well is not drilled by October 2008.

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

Through our subsidiary, Cascadia Energy Corp., we have acquired mineral leasehold rights to 91,200 acres in the Chehalis Basin area of Washington State as of June 2008.   During the period October 2006 through May 2007, Cascadia Energy Corp. entered into three lease agreements with Weyerhaeuser totaling 36,991 acres, two that required payment of upfront lease bonuses of $428,610 and one that requires annual lease payments of $1,275.  Certain of these agreements include a provision requiring Cascadia Energy Corp. to commence a well within the first two years of the lease, or the lease will terminate and we would be required to make a payment of $75,000 to Weyerhaeuser in May of 2009.

On May 9, 2006, Cascadia Energy Corp. entered into an option to acquire oil & gas lease with Pope Resources LP.  This option provides Cascadia Energy Corp. with the right to earn oil and gas leases covering 15,280 acres of mineral rights interests held by Pope Resources LP in Cowlitz and Lewis Counties, Washington, for an option price of $1 per net mineral acre or $15,280.  The initial term of this option was for a period of 18 months ending on November 9, 2007.  The option was extended by Pope Resourses LP until  November 9, 2008.

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

On June 2, 2008, the Company and its subsidiaries Methane Energy Corp. and Cascadia Energy Corp. commenced the Chapter 11 Cases by filing a voluntary petition for reorganization under the Bankruptcy Code with the United States Bankruptcy Court for the District of Oregon.  We are currently operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code.  As a result of the filings, pre-petition obligations of the Company, including obligations under debt instruments, generally may not be enforced against us, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court.  For more information about the filing, see "Item 1. Business —Proceedings Under Chapter 11 of the Bankruptcy Code".

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

In the United States, our shares of common stock are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “TRENQ.”  The following quotations obtained from Stockwatch reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2005	$ 1.36	$ 0.93
June 30, 2005	$ 3.56	$ 0.95
September 30, 2005	$ 2.58	$ 1.56
December 31, 2005	$ 2.43	$ 1.68
March 31, 2006	$ 3.07	$ 1.94
June 30, 2006	$ 3.93	$ 1.62
September 30, 2006	$ 2.58	$ 1.40
December 31, 2006	$ 2.00	$ 0.99
March 31, 2007	$ 1.35	$ 0.97
June 30, 2007	$ 1.50	$ 1.02
September 30, 2007	$ 1.13	$ 0.50
December 31, 2007	$ 0.75	$ 0.25
March 31, 2008	$ 0.48	$ 0.12

(1)
On June 2, 2008, the Company commenced Chapter 11 Case No. 08-32638 by filing a voluntary petition for reorganization under the Bankruptcy Code, with the United States Bankruptcy Court for the District of Oregon.  With this filing our trading symbol changed from “TREN” to “TRENQ”.

Our shares of common stock are issued in registered form.  Computershare Trust Company, N.A., 250 Royall Street, Canton, MA 02021 (Telephone:  303.262.0600; Facsimile:  303.262.0700) is the registrar and transfer agent for our shares of common stock.

On July 11, 2008, the shareholders’ list of our shares of common stock showed 122 registered holders of our shares of common stock and 41,732,547 shares of common stock outstanding.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

 Dividends

During the fiscal year ended March 31, 2008, we accrued or paid preferred stock dividends of $1,105,014 related to our Series E preferred stock, of which $791,689 has been classified as dividend expense and $313,325 has been classified as interest expense in accordance with generally accepted accounting principles.  See Note 10 to our audited consolidated financial statements.

 Equity Compensation Plan Information

The following table provides a summary of the number of options granted under our compensation plans, as well as options granted outside of our compensation plans, the weighted average exercise price and the number of options remaining available for issuance all as at March 31, 2008.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(1)	155,000	$ 0.50	Nil
Equity compensation plans approved by security holders(2)	1,650,000	$1.50	650,000
Equity compensation plans approved by security holders(3)	1,725,000	$1.85	75,000
Total	3,530,000	$ 1.63	725,000

(1)	Referring to our 2004 non-qualified stock option plan.

(2)	Referring to our 2005 equity incentive plan.

(3)	Referring to our 2006 equity incentive plan.

For a discussion of our equity compensation plans, see Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended March 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the dates indicated have been derived from our consolidated financial statements audited by Peterson Sullivan, PLLC.  You should read the following selected financial data together with our consolidated financial statements and related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended March 31,
Consolidated Statement of Operations Data (Dollars in Thousands)	2008	2007	2006(2)	2005	2004(1)
Sales or Operating Revenue	Nil	Nil	Nil	Nil	Nil
Loss from Continuing Operations	$(8,695)	$(6,360)	$(4,036)	$(2,419)	$(375)
General and Administrative Expenses(3)	$3,974	$6,654	$4,193	$2,412	$403
Exploration Costs	$3,821	$14,857	$13,602	$2,775	$-
Other Income (Expense)(3)	$(4,721)	$294	$157	$(7)	$28
Net Loss Applicable to Common Shareholders	$(9,487)	$(7,765)	$(5,296)	$(2,701)	$(375)
Basic and Diluted Net Loss per Avg. Shares Outstanding	$(0.24)	$(0.24)	$(0.22)	$(0.17)	$(0.04)
Consolidated Balance Sheet Data (Dollars in Thousands)	Year Ended March 31
	2008	2007	2006	2005(2)	2004
Working capital	$(23,494)	$3,072	$1,152	$1,969	$(15)
Total assets	$35,450	$38,957	$19,927	$5,648	$13
Long-term obligations	$76	$9	$-	$-	$-
Cash dividends per common Share	$-	$-	$-	$-	$-

(1)
We changed our name from iRV to Scarab Systems, Inc. on March 24, 2003 and acquired all the issued and outstanding shares of Catalyst Technologies, Inc., which was in the web design and Internet application development business.

(2)
We changed our business to oil and gas exploration when we first incorporated our subsidiary, Methane Energy Corp. on April 30, 2004.  Since that time, we have focused our business operations on exploration of oil and gas.

(3)	General and Administrative Expenses and Other Income (Expense) for fiscal years 2005 and 2004 have been reclassified to have the presentation of interest expense to conform to the current year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and the related notes for the years ended March 31, 2008, 2007 and 2006 which appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1A –  Risk Factors of this annual report.

 Recent Developments

As more fully described in “Item I.  Business – Proceedings Under Chapter 11 of the Bankruptcy Code,” on June 2, 2008, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Oregon.  We are currently operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code and are currently seeking the requisite acceptance of the Plan by creditors, equity holders and third parties and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

As a result of the filing, our creditors were automatically stayed from taking certain enforcement actions under their respective agreements with us unless the stay is lifted by the Bankruptcy Court.  In addition, the Debtors have entered into the DIP Credit Agreement, which is more fully described below.

During the Chapter 11 process, we may, with the Bankruptcy Court’s approval, sell assets and settle liabilities, including for amounts other than those reflected in our financial statements. We are in the process of reviewing the Debtors’ executory contracts and unexpired leases to determine which, if any, we will reject as permitted by the Bankruptcy Code. We cannot presently estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 process.

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

We are operating as debtors-in-possession under the jurisdiction of the Bankruptcy Courts in accordance with Chapter 11 of the Bankruptcy Code.  Accordingly, we are devoting a substantial amount of our resources to our bankruptcy restructuring, which includes developing a plan of reorganization, and resolving claims disputes and contingencies. In addition to financial restructuring activities, we are preparing to operate after our emergence from Chapter 11 protection, however, we cannot predict whether the Bankruptcy Court will approve our Plan.

 Land Acquisition

We currently lease approximately 107,000 acres in the Coos Bay Basin of Oregon and 91,200 acres in the Chehalis Basin of Washington.  Our objective is to increase our  land lease position through additional acquisitions; however, this is contingent upon our emergence from Chapter 11 and obtaining additional funding of our operations.

 Exploration Activities

We are planning to complete a well stimulation program in the Coos Bay Basis on our  Westport project area wells during the next fiscal year. This program will consist of fracture stimulating the five existing Westport wells in August 2008 and will include a follow-up period of production testing and data acquisition and evaluation. In order to complete this program we will also need to install produced water treatment and handling facilities and initiate our produced water disposal program under the terms of our National Pollutant Discharge Elimination System (NPDES) water discharge permit which we obtained in November 2007.

If upon completion of the production testing period,  the evaluation of the testing results indicates we achieved a successful frac program, then the next anticipated steps will include production facilities installation and connection to the Coos County pipeline system and completing the required gas marketing and transportation arrangements. Once we have established a successful pilot production operation at the Westport project area, additional wells will be drilled to expand our production base.

At our Chehalis Basis project, the Company plans to continue exploration work in early 2009 after the Westport project area work has been evaluated.

We will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $7,000,000 to fund our continued operations for the fiscal year ending March 31, 2009. Additional capital will be required to effectively support our operations and to implement our overall business strategy.

Major expenditures expected for the next 12 months include the following:

Well drilling, completion and testing	$3,200,000
Land and lease expenditures	$120,000
Gathering facilities	$1,000,000
Operating expenses	$250,000
General and administrative & bankruptcy related fees	$2,430,000
Total	$7,000,000

The continuation of our business is dependent on completing our plan of reorganization, obtaining further financing, positive results from exploratory activities, and achieving a profitable level of business.  In the event that our properties continue to show promise but we do not have the resources to develop them, we would likely seek partners to assist in that development which would dilute our interest in the property, or we may sell our interest outright.  Alternatively, we could seek additional financing which could dilute our existing shareholders’ interests.  Furthermore, if at any stage we determine that it is not expected that our properties can be commercially developed, we may abandon further development work and our interests in the properties.

There are no assurances that we will be able to obtain further funds required for our continued operations.  As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements.  There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due.  In such event, we will be forced to scale down or perhaps even cease our operations. Further, there is no assurance that our exploration will result in any commercial findings of oil and gas.

 Liquidity and Capital Resources

Our cash on hand was $120,388 as of March 31, 2008 compared to $5,941,577 at March 31, 2007.  Our working capital position was a deficit of $23,493,936 as of March 31, 2008 as compared to a surplus of $3,071,530 at March 31, 2007.  The working capital deficit position at March 31, 2008 is primarily due to the Series E preferred stock liability, which is classified as a current liability due to the events of default as described further below.

During the fiscal year ended March 31, 2008, we did not receive any proceeds from the issuance of shares of either our common or preferred stock.  This compares to net proceeds of $23,115,000 from preferred stock issues during the fiscal year ended March 31, 2007.

During the fiscal year ended March 31, 2008, we expended cash of $3,013,811 on our Coos Bay and Chehalis Basin projects compared to $13,463,412 during the fiscal year ended March 31, 2007.  Expenditures on the Coos Bay project for the year ending March 31, 2008 were $2,027,585 and included $73,592 in seismic and lease costs, $1,858,166 in drilling costs for the pilot well program and $95,827 for geological and geophysical consulting fees.  During the comparative period in the prior year, our expenditures for Coos Bay were $13,056,712 and included $385,434 for seismic and lease costs, $12,250,086 in drilling costs and $421,192 for geological and geophysical consulting fees.

During the fiscal year ended March 31, 2008, cash expenditures for our Chehalis Basin project totaled $986,226 and included $342,766 for seismic and lease costs, $583,533 in drilling costs and $59,927 for geological and geophysical consulting.  During the same period in the prior year, our expenditures for the Chehalis Basin project area were $406,700 and included $319,344 for seismic and lease costs, $25,843 in drilling costs and $61,513 for geological and geophysical consulting.  The Chehalis Basin expenditures are net of the 40% participation by our joint venture partner.

 Series C Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series C preferred stock, par value $0.01.  On July 19, 2005, we closed a private placement of Series C Convertible Preferred Stock (“Series C Stock”) at $1,000 per share for 12,500 shares for gross proceeds of $12,000,000.  Our Series C Stock is non-voting, carries a cumulative dividend rate of 5% per year, and is convertible into shares of common stock at any time by dividing the dollar amount being converted by the lower of $3.00 or 85% of the lowest volume weighted average trading price per share of our common stock for 5 trading days.  As a condition of the private placement, we agreed to file a registration statement registering up to 12,500,000 shares of common stock in order to receive all of the proceeds of the private placement. Please see Note 9 to our audited consolidated financial statements.

The Series C Stock was converted to 7,651,648 shares of our common stock, 2,083,614 of which were issued in fiscal 2006 and 5,568,034 of which were issued in fiscal 2007.  The Series C Stock has now been converted in full.

 Series E Convertible Preferred Shares

We are authorized to issue up to 25,000 shares of Series E preferred stock, par value $0.01.  On June 28, 2006, the Company closed a private placement agreement with YA Global Investments, L.P. (formerly Cornell Capital Partners, L.P.) ("YA Global") under which it sold 25,000 shares of its Series E Convertible Preferred Stock at $1,000 per share (the “Series E Stock).  The Series E Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation.  No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series E Stock for such year are likewise declared and paid or set apart for payment.  No declared and unpaid dividends shall bear or accrue interest.  Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series E Stock shall be entitled to receive out of the assets of the Company an amount equal to $1,000 per share of the Series E Stock plus all declared and unpaid dividends thereon, for each share of Series E Stock held by them.  Net proceeds from the Series E Stock received during the fiscal year ended March 31, 2007 was $23,115,000, after the payment of issuance costs of $1,885,000.

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

As a condition of the Series E Stock, the Company filed a registration statement (the “Registration Agreement”)  registering  15,000,000 shares of common stock into which the Series E Stock would be converted.  This Registration Statement was declared effective on February 9, 2007.  Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares to facilitate our compliance with a revision of SEC guidelines related to the form of our registration.  On November 9, 2007, this Registration Statement became ineffective since the Company did not filed a post effective amendment as the information contained therein did not include the latest available certified financial statements as of a date not more than 16 months old.

Beginning December 1, 2006, the Company has mandatory redemption requirements equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008.  If the Company’s common shares are trading at an average price less than $1.67 per share on a mandatory redemption date, the Company will pay the redemption amount in cash equal to the original investment amount per share plus a 20% redemption premium.  The Series E Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007.  Subsequent to March 31, 2007 and continuing through August 31, 2007, and for the month of October 2007, the Series E Stock investor elected, in lieu of a cash payment, to accept a limited monthly redemption plus accrued dividends, which has been converted into shares of the Company’s common stock.

During the fiscal year ended March 31, 2008, certain Series E shares that met the conditions of being mandatorily redeemable based on the trailing five day stock price preceding the assessment date.  In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, the Company has determined that the limited redemption that during the current fiscal year met the characteristics of a liability.   The difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates has been recorded as loss on conversion of Series E Stock in the amount of $4,464,329 for fiscal year ended March 31, 2008.

On February 12, 2008, YA Global delivered to the Company a Notice of Default under the Series E Stock agreement, alleging that one or more defaults occurred under the Investment Agreement and related transaction documents, including:  (i) the Company's failure to make mandatory redemption payments on each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008; (ii) the Company's and its subsidiaries' inability to pay their debts generally as they become due; and (iii) the Company's failure to maintain the effectiveness of the registration statement filed pursuant to the Investor Registration Rights Agreement to which the Company and YA Global are parties.  Based on the alleged defaults, and pursuant to the terms of the Investment Agreement and related transaction documents, YA Global demanded that the Company redeem all of YA Global's shares of Series E Convertible Preferred Stock for the full liquidation amount, plus accumulated and unpaid dividends thereon. From November 1, 2007 through the June 2, 2008, the date at which the Company filed Chapter 11, the Company was in negotiations with YA Global to amend the terms of the Series E Stock agreements.

As a result of the event of default, the Series E Stock has been classified as a current liability as of March 31, 2008 and dividends earned related to the Series E Stock for the fourth quarter 2008 totalling $261,157 were classified as interest expense.   Additionally, for the fiscal year ended March 31, 2008, those shares that met the characteristics of a liability in accordance with SFAS 150, the Company has reported $52,168 (2006 – Nil) of dividends earned as interest expense. Please see Note 10 to our audited consolidated financial statements.

The DIP Credit Agreement

In connection with the Chapter 11 Cases, on June 6, 2008, we entered into the DIP Credit Agreement, a senior secured super-priority debtor in possession credit and guaranty agreement among the Company and its Subsidiaries, as Guarantors, and YA Global, as lender.   For more details please  refer to "Item 1. Business —Proceedings Under Chapter 11 of the Bankruptcy Code" and review our Form 8-K dated June 9, 2008.

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

The results of operations include the results of our Company and its wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the years ended March 31, 2008, 2007 and 2006.  During these years, our Company performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., held the interests in the leases and operated the Coos Bay project and Chehalis Basin project, respectively.

 Year ended March 31, 2008 compared to year ended March 31, 2007

Operating expenses during the year ended March 31, 2008 decreased significantly compared with the year ended March 31, 2007 due to our decision to scale back operations in the current fiscal year as a result of our limited working capital.  During the prior year, we had completed drilling on pilot production wells in the Westport area of the Coos Bay Basin of Oregon and commenced pre-drilling activities in the Chehalis Basin of Washington.  Operating expenses were $3,973,852 for the year ended March 31, 2008, compared with $6,654,031 for the year ended March 31, 2007.  The most significant operating expense decreases were stock-based compensation, consulting fees, investor relations and travel, partially offset by increased costs associated with inventory shrinkage.

Stock-based compensation expenses of $606,458 during fiscal 2008 decreased by $1,859,338 from fiscal 2007 of $2,465,796.  This decrease resulted from a combination of factors, including a decrease in the number of options granted to employees in the current year and a decrease in the fair value per option, both due largely to our financial position, and the impact in the prior year of several non-recurring grants for three new independent directors.

 The expense for consulting and directors’ fees decreased by $844,207 from $1,159,317 in fiscal 2007 to $315,110 in fiscal 2008 primarily due to more functions previously performed by outside consultants being assumed by the Company’s full-time employees.

Investor relations expenses were $337,618 for the year ended March 31, 2008, compared with $592,371 for the year ended March 31, 2007.  This decrease of $254,753 was primarily a result of non-reoccurring expenditures in the prior year on a program intended to stimulate investor awareness of our Company.

Travel costs for the year ended March 31, 2008 were $162,132 as compared with $383,779 for the same period last year.  The reduction in travel costs totaling $221,647 related to our holding additional office space at the sites, necessitating less travel and to our reduced activities in securing additional financing.

Costs associated with write off of supplies inventory increased from $26,821 for the year ended March 31, 2007 to $668,848 for the year ended March 31, 2008.  The increase of $642,027 resulted primarily from the write-down of nonessential tubular pipe and chemical inventory holdings and subsequent partial liquidation of this inventory in an effort to generate additional working capital.

During the twelve months ended March 31, 2008, we had no expense associated with our land lease rentals as we did not enter into new leases as a result of our financial position.  During the preceding twelve-month period, we expensed a total of $105,442 associated with lease rentals for our then increasing portfolio of oil and gas leases.

We incurred a loss on the conversion of Series E preferred stock of $4,464,329 for the year ended March 31, 2008 reflecting the difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates.  No such loss was incurred during the prior fiscal year.

We invested excess cash in term deposits during the year ended March 31, 2008 resulting in interest revenue of $80,872.  Similar investments during the twelve months ended March 31, 2007 resulted in $294,053 of interest revenue.  The decrease in interest revenue of $213,181 was due to the Company utilizing its excess cash holdings to fund operations and project expenditures for the two sites.

We recorded $791,689 in dividend expense related to our Series E Stock during the fiscal year ended March 31, 2008 as compared with $695,339 in dividend expense for our Series C and Series E preferred stock issued during the same period in the prior year. In addition, we also accrued during the fiscal year ended March 31, 2008 $313,325 for dividend interest expense on the conditional mandatory redemption requirements recorded for our Series E Stock.  The prior year’s period also reflected $710,110 in dividend accretion of the Series C Stock beneficial conversion feature with an offsetting amount recorded as additional paid-in capital.

 Year ended March 31, 2007 compared to year ended March 31, 2006

Operating expenses during the year ended March 31, 2007 increased significantly over the twelve months ended March 31, 2006 due to expansion of our activities in both the Coos Bay project and the Chehalis Basin project.  During the year ended March 31, 2007, we completed drilling on pilot production wells in the Westport area of the Coos Bay Basin of Oregon and commenced pre-drilling activities in the Chehalis Basin of Washington.  The most significant operating expense increases were consulting fees, payroll expense, stock-based compensation, investor relations and travel.

Operating expenses were $6,654,031 for the year ended March 31, 2007, compared with $4,193,346 for the year ended March 31, 2006.  The full-year impact of a growing internal staff dealing with all functions of a two-basin land-acquisition and exploration program led to payroll expenses of $968,830 in fiscal 2007, a $876,833 increase over the $91,997 incurred during the previous fiscal year.

The expense for consulting and directors’ fees increased by $528,397 from $630,920 in fiscal 2006 to $1,159,317 in fiscal 2007 primarily due to two factors, an increase in consulting services related to defining financing alternatives to fund our activities during fiscal 2007 and an increase in directors’ fees as we increased our compensation to outside directors from $10,000 per year to $30,000 per year and were successful in recruiting three new outside directors to our board.

Stock-based compensation expenses of $2,465,796 during fiscal 2007 rose by $390,374 from fiscal 2006 of $2,075,422.  This occurred as we granted stock options to the three new outside directors, our new president and chief executive, and other new employees during the most recent fiscal year.

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

We recorded the remaining $710,110 in value and a like amount in accretion related to the beneficial conversion feature on the Series C Stock during the year ended March 31, 2007 as compared with $845,763 recorded during the year ended March 31, 2006.  During the fiscal year ended March 31, 2007, we also accrued $35,270 and $660,069 for dividends on our Series C Stock and Series E Stock, respectively.

 Contractual Obligations

As of March 31, 2008, the following table provides details of certain contractual obligations of the Company.   For more information regarding these obligations, see the Company’s audited consolidated financial statements and footnotes referenced below.

	Total	Less than 1 year	1-3 years	3-5 years	5 or more years
Convertible Series E Preferred Stock (see Note 10)	$20,950,000	$20,950,000	$-	$-	$-
Land Lease Obligations (see Note 4)	479,381	120,087	176,159	106,344	76,791
Equipment and office space operating leases (see Note 13)	97,683	69,669	28,014	-	-
Related party notes (see Note 3)	100,318	100,318	-	-	-
Note for leasehold improvements (see Note 2)	15,625	15,625	-	-	-
Total	$21,643,007	$21,255,699	$204,173	$106,344	$76,791

 Off-Balance Sheet Arrangements

None

 New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 addresses differences in the definition of fair value and guidance in applying the definition of fair value to the many accounting pronouncements that require fair value measurements.  SFAS 157 emphasizes that (1) fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing the asset or liability for sale or transfer and (2) fair value is not entity-specific but based on assumptions that market participants would use in pricing the asset or liability.  Finally, SFAS 157 establishes a hierarchy of fair value assumptions that distinguishes between independent market participant assumptions and the reporting entity’s own assumptions about market participant assumptions.  The provisions of SFAS 157 were scheduled to be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Dates of FASB Statement No. 157,” which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities for one year.  We do not expect that adoption of SFAS 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that adoption of SFAS 159 will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3,  “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3).  Per EITF 07-3, a consensus was reached that nonrefundable advance payments for future research and development activities should be deferred and capitalized.  EITF 07-3 is to be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years, with early application permitted.  We do not expect that adoption of  EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141.  SFAS No. 141R applies to all transactions in which an entity obtains control of one or more businesses, including those without the transfer of consideration.  SFAS No. 141R defines the acquirer as the entity that obtains control on the acquisition date.  It also requires the measurement at fair value the acquired assets, assumed liabilities and noncontrolling interest.  In addition, SFAS No. 141R requires that the acquisition and restructuring related cost be recognized separately from the business combinations.  SFAS No. 141R requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiable net assets.  Under SFAS No. 141R, “negative goodwill” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  We do not expect that adoption of  SFAS 141R will have a material impact on our consolidated financial position, results of operations or cash flows.  We will adopt SFAS No. 141R for future business combinations that occur on or after April 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and we will be required to adopt this statement effective at the beginning of our 2010 fiscal year.  We are  currently evaluating the impact of the provisions of SFAS 160 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (including Partial Cash Settlement)” (FSP APB 14-1).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact that this FSP will have on our consolidated financial position, results of operations or cash flows.

 Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared on a going concern basis.  We have accumulated a deficit of $26,132,279 from inception to March 31, 2008.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  We have historically satisfied our working capital needs primarily by issuing equity securities; however at March 31, 2008 we had a working capital deficit of $23,493,936, largely as a result of the Series E preferred stock liability, which is classified as a current liability due to the events of default. Management plans to continue to provide for our capital needs by issuing equity securities; however its ability to do this may be limited by the current bankruptcy filing.  These consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

 Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool.    When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined.  If the future costs of exploration of unproved properties are determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.  As of March 31, 2008, all of our oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties.  As of March 31, 2008, none of our unproved oil and gas properties was considered impaired.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate and Credit Rating Risk

As of March 31, 2008, we had $120,388 in cash, cash equivalents and short term investments, of which $68,124 was held in our operating accounts and $52,264 was invested in time deposits with 30-day maturities.  Based on sensitivity analyses performed on the financial instruments held as of March 31, 2008, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

 Commodity Price Risk

As of March 31, 2008, we have no coalbed methane gas production.  At such time as we do record commercial production volumes of coalbed methane gas, we will be subject to commodity price risk related to the sale of such production.  Prospectively, commodity prices received for our production will be based on spot prices applicable to natural gas, which are volatile, unpredictable, and beyond our control.  Accordingly until such time as we establish measurable production volumes, our vulnerability to fluctuations in the price of natural gas is negligible.

 Exchange Rate Sensitivity

As of March 31, 2008, our suppliers bill us for drilling and other operating costs almost exclusively in U.S. dollars.  Accordingly, a 10% change in the U.S./Canadian exchange rate is not expected to have a material effect on our near term financial condition or results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated July14, 2008.

Audited Consolidated Balance Sheets as of March 31, 2008 and 2007.

Audited Consolidated Statements of Stockholders’ Equity (Deficit) from October 8, 2001 (Inception) to March 31, 2008.

Audited Consolidated Statements of Operations for the years ended March 31, 2008, 2007, and 2006 and the cumulative period from October 8, 2001 (Inception) to  March 31, 2008.

Audited Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007, and 2006 and the cumulative period from October 8, 2001 (Inception) to March 31, 2008.

Notes to Consolidated Financial Statements

FINANCIAL STATEMENTS

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Financial Statements

March 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Torrent Energy Corporation
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Torrent Energy Corporation and Subsidiaries (an exploration stage company) ("the Company") as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2008, and for the period from October 8, 2001 (inception) to March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Torrent Energy Corporation and Subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, and for the cumulative period from October 8, 2001 (inception) to March 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception, and has a substantial accumulated deficit.  Further, subsequent to year end, the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
July 14, 2008

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Balance Sheets

	March 31,	March 31,
ASSETS	2008	2007
Current Assets
Cash and cash equivalents	$120,388	$5,941,577
Joint venture receivables	-	147,928
Supplies inventory	75,790	906,208
Prepaid expenses and deposits	82,796	511,135

Total Current Assets	278,974	7,506,848

Oil and gas properties, unproven (Note 4)	35,055,328	31,234,262
Other assets, net of depreciation of $103,074 and $43,762	115,445	215,999

Total Assets	$35,449,747	$38,957,109

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$869,866	$1,379,204
Accounts payable – related parties (Note 3)	153,324	8,545
Convertible Series E preferred stock subject to mandatory redemption, 20,950 shares outstanding (2007 – 25,000) (Note 10)	20,950, 000	2,350,000
Preferred stock dividends payable	1,683,777	660,069
Notes payable – related parties (Note 3)	100,318	-
Current portion of long-term note	15,625	37,500

Total Current Liabilities	23,772,910	4,435,318

Long-term Liabilities
Asset retirement obligations	76,332	-
Long-term note	-	9,375

Total Liabilities	23,849,242	4,444,693

Commitment and Contingencies (Notes 4, 13 and 14)

STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital
Convertible Series E preferred stock, $0.01 par value, 25,000 shares authorized, 25,000 shares issued and 20,950 outstanding (2007 – 25,000) - see liability above	-	226
Common stock, $0.001 par value, 100,000,000 shares authorized, 41,732,547 shares issued and outstanding (2007 – 33,424,941)	41,733	33,425

Additional paid in capital	37,691,051	51,124,541

Deficit accumulated during the exploration stage	(26,132,279)	(16,645,776)
Total stockholders’ equity (deficit)	11,600,505	34,512,416
Total liabilities and stockholders’ equity (deficit)	$35,449,747	$38,957,109

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Formerly Scarab Systems, Inc.)
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from October 8, 2001 (Inception) to March 31, 2008

					Deficit
				Share	accumulated
				subscriptions	during	Total
	Common Stock		Additional paid-	received/	exploration	Stockholders’
	Shares	Amount	in capital	(receivable)	stage	equity (deficit)

Stock issued for cash at $0.001 per share in October 2001	5,425,000	$5,425	$-	$-	$-	$5,425
Stock issued for intangible asset acquisition at $0.001 per share in October 2001	200,000	200	-	-	-	200
Issued 1,440,000 common stock at $0.001 per share in October 2001	1,440,000	1,440	-	(1,440)	-	-
Stock issued at $0.50 per share in November 2001	675,000	675	336,825	(337,500)	-	-
Stock issued for cash at $0.50 per share in January 2002	390,000	390	194,610	-	-	195,000
Net (loss) for the period	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	8,130,000	$8,130	$531,435	$(338,940)	$(112,434)	$88,191

Stock issued for cash at $0.25 to $0.50 per share in April 2002	130,000	130	39,870	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	1,446,299	1,446	(1,446)	-	-	-
Acquisition of MarketEdge Direct	-	-	-	337,500	-	337,500
Proceeds of share subscription	-	-	-	1,440	-	1,440
Return of stocks in connection with disposal of MarketEdge Direct	(540,000)	(540)	(358,042)	-	-	(358,582)
Proceeds of 96,000 share subscription at $0.40 to $0.50 per share	-	-	-	40,500	-	40,500
Allocation of 241,020 shares services rendered at $0.10 to $0.40 per share	-	-	33,306	-	-	33,306
Net (loss) for the year	-	-	-	-	(396,277)	(396,277)
Balance, March 31, 2003	9,166,299	$9,166	$245,123	$40,500	$(508,711)	$(213,922)

Stock issued for services rendered	241,020	241	(241)	-	-	-
Stock issued at $0.40 to $0.50 per share	96,000	96	40,404	(40,500)	-	-
Stock issued for conversion of debt at $0.10 per share in February 2004	510,000	510	50,490	-	-	51,000
Stock issued for cash at $0.10 per share in February and March 2004	1,200,000	1,200	118,800	-	-	120,000
Stock issued for exercise of stock options at $0.10 per share in February and March 2004	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	195,740	-	-	195,740
Forgiveness of debt – related party	-	-	110,527	-	-	110,527
Net (loss) for the year	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	12,173,319	$12,173	$855,883	$-	$(883,317)	$(15,261)

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Formerly Scarab Systems, Inc.)
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from October 8, 2001 (Inception) to March 31, 2008

							Deficit
						Share	accumulated	Total
	Series B				Additional	Subscriptions	during	Stockholders’
	Preferred Stock		Common Stock		Paid-in	received/	exploration	equity
	Shares	Amount	Shares	Amount	capital	(receivable)	stage	(deficit)
Stock issued for exercise of stock options at $0.10 per share in May, June and July 2004	-	$-	640,000	$640	$63,360	$-	$-	$64,000
Stock and warrants issued under a private placement at $0.35 per share in May 2004	-	-	1,442,930	1,443	503,582	-	-	505,025
Stock issued for investor relations services at $0.54 per share in June 2004			300,000	300	161,700	-	-	162,000
Stock issued for acquisition of oil and gas properties at $0.38 per share in June 2004 and January 2005 (Note 4)			1,200,000	1,200	454,800	-	-	456,000
Stock and warrants issued under a private placement at $0.40 per share in July 2004			500,000	500	199,500	-	-	200,000
Stock issued under a private placement at $1.00 per share in 2005, net of share issue costs of $100,000			2,500,000	2,500	2,397,500	-	-	2,400,000
Stock issued for exercise of warrants at $0.50 and $0.55 per share			1,614,359	1,614	825,565	-	-	827,179
Convertible Series B preferred stock issued under a private placement at $1,000 per Series B share in August 2004, net of issuance costs (Note 8)	2,200	22	-	-	1,934,978	-	-	1,935,000
Stock issued for conversion of Series B preferred stock at prices ranging from $0.76 to $0.89 per share	(500)	(5)	614,358	615	(610)	-	-	-
Beneficial conversion feature on convertible Series B preferred stock (Note 8)	-	-	-	-	315,245	-	-	315,245
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	(210,163)	(210,163)
Series B preferred stock dividend	-	-	-	-	-	-	(72,672)	(72,672)
Issuance of stock options as compensation	-	-	-	-	701,740	-	-	701,740
Net (loss) for the year	-	-	-	-	-	-	(2,418,625)	(2,418,625)
Balance, March 31, 2005	1,700	$17	20,984,966	$20,985	$8,413,243	-	$(3,584,777)	$4,849,468

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Formerly Scarab Systems, Inc.)
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from October 8, 2001 (Inception) to March 31, 2008

									Deficit
								Share	Accumulated	Total
	Series B		Series C				Additional	subscriptions	During	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		paid-in	received/	Exploration	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	(receivable)	Stage	(deficit)
Stock issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	$(17)	-	$-	1,795,254	$1,795	$(1,778)	$-	$-	$-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	(105,081)	(105,081)
Common stock issued for cashless exercise of stock options	-	-	-	-	89,502	89	(89)	-	-	-
Cancellation of stock options as compensation	-	-	-	-	-	-	(99,641)	-	-	(99,641)
Common stock issued for exercise of warrants ranging from $0.50 to $0.55 per share	-	-	-	-	328,571	329	168,956	-	-	169,285
Common stock issued at $2 per share under a private placement in July 2005, net of issuance cost (Note 11)	-	-	-	-	1,650,000	1,650	3,273,350	-	-	3,275,000
Convertible Series C preferred stock issued under a private placement in July 2005, net of issuance costs (Note 9)	-	-	12,500	125	-	-	11,551,875	-	-	11,552,000
Beneficial conversion feature on convertible Series C preferred stock (Note 9)	-	-	-	-	-	-	845,763	-	-	845,763
Accretion of Series C beneficial conversion feature (Note 9)	-	-	-	-	-	-	-	-	(845,763)	(845,763)
Series C stock dividend	-	-	-	-	-	-	-	-	(308,442)	(308,442)
Common stock issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	-	-	(4,125)	(41)	2,083,614	2,084	(2,043)	-	-	-
Common stock issued for acquisition of oil and gas properties at $0.38 per share in February 2006 (Note 4)	-	-	-	-	600,000	600	227,400	-	-	228,000
Stock based compensation for the period	-	-	-	-	-	-	2,075,422	-	-	2,075,422
Net (loss) for the period	-	-	-	-	-	-	-	-	(4,036,286)	(4,036,286)
Balance, March 31, 2006	-	$-	8,375	$84	27,531,907	$27,532	$26,452,458	$-	$(8,880,349)	$17,599,725

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Formerly Scarab Systems, Inc.)
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from October 8, 2001 (Inception) to March 31, 2008

	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-In	Share subscriptions Received/	Deficit accumulated during exploration	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Receivable)	stage	(Deficit)
Beneficial conversion feature on convertible Series C Preferred Stock (Note 9)	-	$-	-	$-	-	$-	-	$-	$710,110	$-	$-	$710,110
Accretion of Series C beneficial conversion feature (Note 9)	-	-	-	-	-	-	-	-	-	-	(710,110)	(710,110)
Series C Stock Dividend	-	-	-	-	-	-	-	-	-	-	(35,270)	(35,270)
Common Stock Issued for Conversion of Series C Preferred Stock ranging from $1.64 to $2.27 per share	-	-	(8,375)	(84)	-	-	5,339,320	5,339	(5,255)	-	-	-
Common Stock Issued in Lieu of Cash Dividend on Series C Preferred Stock at a price of $1.50 per share (Note 9)	-	-	-	-	-	-	228,714	229	343,483	-	-	343,712
Convertible Series E Preferred Stock Issued under Private Placement at $1,000 per Series E share, net of issuance costs (Note 10)	-	-	-	-	25,000	250	-	-	23,114,750	-	-	23,115,000
Convertible Series E Preferred reclassed to Liability per SFAS No. 150	-	-	-	-	(2,350)	(24)	-	-	(2,349,976)	-	-	(2,350,000)
Series E Stock Dividend	-	-	-	-	-	-	-	-	-	-	(660,069)	(660,069)
Stock based Compensation for the period	-	-	-	-	-	-	-	-	2,465,796			2,465,796
Common Stock issued for Services	-	-	-	-	-	-	125,000	125	227,375	-	-	227,500
Exercise of stock options ( Note 7)	-	-	-	-	-	-	200,000	200	165,800	-	-	166,000

Net (Loss) for the Period	-	-	-	-	-	-	-	-	-	-	(6,359,978)	(6,359,978)

Balance, March 31, 2007	-	$-	-	$-	22,650	$226	33,424,941	$33,425	$51,124,541	$-	$(16,645,776)	$34,512,416

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Formerly Scarab Systems, Inc.)
(An Exploration Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from October 8, 2001 (Inception) to March 31, 2008

	Series B Preferred Stock		Series C Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid-In	Share subscriptions Received/	Deficit accumulated during exploration	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Receivable)	stage	(Deficit)
Common Stock issued for settlement of Series E Preferred Stock liability at $0.50 per share (Note 10)	-	-	-	-	-	-	8,100,000	$8,100	$8,433,900	$-	$-	$8,442,000
Common Stock issued in lieu of cash dividend on Series E Preferred Stock at a price of $0.50 per share (Note 10)	-	-	-	-	-	-	162,606	163	153,471	-	-	153,634
Convertible Series E Preferred Stock reclassified to current liability per SFAS No. 150	-	-	-	-	(22,650)	(226)	-	-	(22,649,774)	-	-	(22,650,000)
Series E Preferred Stock Dividend	-	-	-	-	-	-	-	-	-	-	(791,689)	(791,689)
Stock based compensation for the period	-	-	-	-	-	-	-	-	606,458	-	-	606,458
Exercise of stock options in December 2007 (Note 7)							45,000	45	22,455	-	-	22,500
Net (Loss) for the Period	-	-	-	-	-	-	-	-	-	-	(8,694,814)	(8,694,814)

Balance, March 31, 2008	-	$-	-	$-	-	$-	41,732,547	$41,733	$37,691,051	$-	$(26,132,279)	$11,600,505

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Operations

	Cumulative
	October 8, 2001
	(inception) to	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2008	March 31, 2007	March 31, 2006

Expenses
Consulting and directors fees (Note 3)	$2,802,312	$315,110	$1,159,317	$630,920
Payroll expense	2,074,494	1,013,667	968,830	91,997
Depreciation and amortization	114,151	64,616	41,229	6,111
Insurance	461,614	181,790	116,776	114,229
Investor relations	1,956,607	337,618	592,371	163,435
Legal and accounting	1,342,641	302,104	388,433	402,127
Lease rental expense	193,713	-	105,442	73,254
Office and Miscellaneous	499,757	80,074	183,433	127,291
Purchase investigation costs	103,310	-	-	-
Rent	420,492	165,844	132,273	59,472
Shareholder relations	219,034	4,553	18,634	105,126
Stock-based compensation (Note 7)	6,045,156	606,458	2,465,796	2,075,422
Write down of supplies inventory	721,321	668,848	26,821	25,652
Telephone	191,359	65,577	70,897	30,747
Travel	936,520	162,132	383,779	287,563
Accretion expense	5,461	5,461	-	-
Operating (loss)	(18,087,942)	(3,973,852)	(6,654,031)	(4,193,346)

Other income (expense)
Loss on conversion of Preferred Stock	(4,464,329)	(4,464,329)	-	-
Interest income	532,751	80,872	294,053	156,799
Interest expense	(338,333)	(314,264)	-	-
Gain (loss) on sale of equipment	(22,980)	(23,241)	-	261
Gain on settlement of debt	37,045	-	-	-
Write-off of goodwill	(70,314)	-	-	-

Loss from continued operations	(22,414,102)	(8,694,814)	(6,359,978)	(4,036,286)
Net income from discontinued operations	21,082	-	-	-

Net loss and comprehensive loss for the period	(22,393,020)	(8,694,814)	(6,359,978)	(4,036,286)
Series B preferred stock dividend	(72,672)	-	-	-
Series C preferred stock dividend	(343,712)	-	(35,270)	(308,442)
Series E preferred stock dividend	(1,451,758)	(791,689)	(660,069)	-
Dividend accretion of Series B preferred stock beneficial conversion feature (Note 8)	(315,244)	-	-	(105,081)
Dividend accretion of Series C preferred stock beneficial conversion feature (Note 9)	(1,555,873)	-	(710,110)	(845,763)
Net loss for the period applicable to common stockholders	$(26,132,279)	$(9,486,503)	$(7,765,427)	$(5,295,572)
Basic and diluted (loss) per share	-	$(0.24)	$(0.24)	$(0.22)
Weighted average number of common shares outstanding	-	39,315,276	32,677,984	24,407,133

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
 (An exploration stage enterprise)

Consolidated Statements of Cash Flows

	Cumulative October 8, 2001 (inception) to March 31, 2008	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
Cash flows from operating activities
Net (loss) for the period	$(22,393,020)	$(8,694,814)	$(6,359,978)	$(4,036,286)
Adjustments to reconcile net loss to
Net cash used in operating activities:
- depreciation and amortization	114,151	64,616	41,229	6,111
- stock-based compensation	6,045,156	606,458	2,465,796	2,075,422
- loss on conversion of Preferred Stock	4,464,329	4,464,329	-	-
- accretion on well site restoration	5,461	5,461	-	-
- interest expense on Series E Preferred Stock subject to redemption	313,325	313,325	-	-
- unpaid interest on related party notes	939	939	-	-
- write down on supplies inventory	390,550	338,077	26,821	25,652
- foreign exchange	1,398	-	-	-
- write-off of goodwill	70,314	-	-	-
- debt forgiven	37,045	-	-	-
- loss (gain) on sale of equipment	22,980	23,241		(261)
- net income from the discontinued operations	(21,082)	-	-	-
- common shares issued for service rendered	195,306	-	-	-
- reversal of option expense charged for services	(99,641)	-	-	(99,641)
Changes in non-cash working capital items:
Joint venture receivables	-	147,928	(101,183)	(46,745)
Inventory	(466,340)	492,341	(557,674)	(401,007)
Prepaid expenses	(82,796)	368,157	(219,086)	(231,867)
Accounts payable and accrued expenses	(2,904,676)	(1,185,541)	(1,612,475)	(489,180)
Accrued expenses – related parties	153,324	144,779	(78,586)	(155,805)
Net cash used in operating activities	(14,153,277)	(2,910,704)	(6,395,136)	(3,353,607)

Cash flows from investing activities
Oil and gas properties	(30,232,321)	(3,013,811)	(13,463,412)	(11,435,664)
Loan	(62,684)	-	-	-
Proceeds from sale of equipment	26,215	18,800	-	7,415
Acquisition of other assets	(203,791)	(6,103)	(111,469)	(84,024)
Net cash used in investing activities	$(30,472,581)	$(3,001,114)	$(13,574,881)	$(11,512,273)

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Cash Flows (continued)

	Cumulative October 8, 2001 (inception) to March 31, 2008	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2006
Cash flows from financing activities
Proceeds from issuance of common stock	$7,988,414	$-	$-	$3,444,285
Net proceeds from issuance of Series B preferred stock	1,935,000	-	-	-
Net proceeds from issuance of Series C preferred stock	11,552,000	-	-	11,552,000
Net proceeds from issuance of Series E preferred stock	23,115,000	-	23,115,000	-
Payment of Series B preferred stock dividend	(72,672)	-	-	(72,672)
Proceeds from promissory notes	30,000	-	-	-
Repayment of promissory notes	(89,375)	(31,250)	(28,125)	-
Proceeds from shareholder loan	80,000	-	-	-
Repayment of shareholder loan	(80,000)	-	-	-
Proceeds from issuance of related party notes	99,379	99,379	-	-
Proceeds from exercise of stock options	188,500	22,500	166,000	-
Net cash provided by financing activities	44,746,246	90,629	23,252,875	14,923,613
Increase (decrease) in cash and cash equivalents	120,388	(5,821,189)	3,282,858	57,733
Cash and cash equivalents, beginning of period	-	5,941,577	2,658,719	2,600,986
Cash and cash equivalents, end of period	$120,388	$120,388	$5,941,577	$2,658,719

Supplemental cash flow information:
Interest paid	$13,013	$-	$-	$-
Non-cash transactions:
Common stock issued pursuant to conversion of promissory note	$55,000	$-	$-	$-
Common stock issued for investor relations services	$162,000	$-	$-	$-
Common stock issued for prepaid technical services	$227,500		$227,500	$-
Forgiveness of accrued consulting fees payable to directors and officers	$110,527	$-	$-	$-
Common stock issued for oil and gas properties	$684,000	$-	$-	$228,000
Property acquired through issuance of note	$75,000	$-	$75,000	$-
Settlement of Series B earned dividends with issuance of common stock	$343,712	$-	$343,712	$-
Payment of Series C dividends with issuance of common stock	$35,270	$-	$35,270	$-
Payment of Series E dividends with issuance of common stock	$153,634	$153,634	$-	$-
Settlement of Series E preferred stock liability with issuance of common stock	$8,442,000	$8,442,000	$-	$-

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

On June 2, 2008, the Company commenced Chapter 11 proceedings (Case No. 08-32638) by filing a voluntary petition for reorganization under the Bankruptcy Code with the United States Bankruptcy Court for the District of Oregon.  Each of Methane Energy Corp. and Cascadia Energy Corp., the Company's subsidiaries, commenced a case under Chapter 11 of the Bankruptcy Code on the same day.  The Company continues to operate their businesses and manage their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code.  See Note 14 for additional information.

Corporate History

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

	March 31, 2008	March 31, 2007
Deficit accumulated during the exploration stage	$(26,132,279)	$(16,645,776)
Working capital surplus (deficit)	$(23,493,936)	$3,071,530

The consolidated financial statements for the fiscal years ended March 31, 2008, 2007 and 2006 were prepared assuming that we would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. The Company's ability to continue as a going concern is also subject to the Company's ability to complete a Plan of Reorganization, and to obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities. The Plan of Reorganization presents significant potential for dilution that impacts the Company's ability to obtain funding from the sale of the Company's securities on terms that the Company considers acceptable.

The Company's future exploration activities will require significant capital expenditures, which funding must be raised from outside sources.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The inability to obtain additional capital will restrict the Company's ability to grow and inhibit the Company's ability to continue to conduct business operations.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

If the Company is unable to complete the Plan, or obtain additional financing in the future, the Company will likely be required to further curtail the Company's exploration plans and possibly cease the Company's operations. Any additional equity financing may result in substantial dilution to the Company's then existing shareholders.

Note 2.	Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to explore its newly-acquired oil and gas properties. The Company has not generated any revenue to date and has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management’s plan in this regard is to complete its raise equity and/or debt financing as required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.   Significant accounting policies of the Company include:

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

c)           Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with original maturities of three months or less.  As of March 31, 2008, the cash balance was $68,124 (2007: $941,577) and cash equivalents consisting of short-term deposits of $52,264 (2007: $5,000,000).

d)           Joint Venture Receivables

The accompanying financial statements as of March 31, 2008, 2007 and 2006 include the wholly-owned accounts of the Company and its proportionate share of assets, liabilities and results of operations in the joint venture in which it participates. The Company has maintained a 60 percent majority ownership interest in properties in which joint venture participation exists and acts as the operator for the joint venture.  The Company incurs 100 percent of the expenses related to the Joint Venture Partner and bills its Joint Partner for 40 percent of applicable costs.

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

At March 31, 2008 and 2007, net joint venture receivables were $0 and $147,928, respectively.  At March 31, 2008 and 2007, the Company had established no allowance for bad debt, deeming its receivables as likely to be collected.
.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

e)           Supplies inventory

Supplies inventory is comprised primarily of pipe, tubular materials and chemicals used in drilling operations.  Inventory accounting is based on the first-in, first-out cost method and is stated at the lower of cost or market.

f)           Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2008, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of March 31, 2008, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. This ceiling test is performed by the Company on an annual basis.  Based on the status of the Company’s exploration activities, as of March 31, 2008, none of the Company’s unproved oil and gas properties were considered impaired.

g)           Other Assets

Equipment and fixtures are stated at cost and depreciated over the estimated useful lives of the assets, which range from three to fifteen years, using the straight-line method.  Repairs and maintenance are charged to expense as incurred.  When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. The Company amortizes leasehold improvements over the life of the lease.  As of March 31, 2008, the total liability for repayment of leasehold improvements was $15,625.  For the fiscal year ended March 31, 2008, the Company incurred $38,451 (2007 - $25,000;  2006 – Nil) in amortization of leasehold improvements.  Depreciation expense of the fiscal year ended March 31, 2008 was $26,165 (2007: $16,229; 2006:  $6,111).

h)           Stock Subject to Mandatory Redemption

In May 2003, FASB issued SFAS No. 150. “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. ”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  In applying SFAS No. 150, the Company has determined that all of the Series E Convertible Preferred Stock (“Series E Stock”) met the characteristics of a liability and, therefore, has been classified as a current liability on the Company’s balance sheet as of March 31, 2008. (See Note 10).
.

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

j)           Concentration of Credit Risk

The Company maintains its cash and cash equivalents with high credit quality financial institutions that are guaranteed by either the Federal Deposit Insurance Corporation (“FDIC”), up to $100,000, or by the Canadian Deposit Insurance Corporation (“CDIC”), up to CDN$60,000.  At March 31, 2008 and 2007, cash in banks exceeded aggregate deposit insurance limits by $0 and $5,589,611, respectively.  The Company has not experienced any losses on deposits.

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

l)           Fair Value of Financial Instruments

The fair values of financial instruments are estimated at a specific point-in-time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.  The carrying value of cash and cash equivalents, joint venture receivables, accounts payable, accounts payable - related parties, notes payable – related parties and notes payable approximate their fair value because of the short term nature of these instruments.  The Company is not exposed to significant currency or interest risks arising from these financial instruments.

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
.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Effective as of April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, which  prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Adoption of FIN 48 did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows.

n)           Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which for instance requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity (Deficit), in other comprehensive income. The Company has no other comprehensive income for the years ended March 31, 2008, 2007 and 2006.

o)           Stock-Based Compensation

The Company has three stock-based compensation plans, which are described more fully in Note 7.  Effective April 1, 2006, the Company adopted SFAS No. 123R “Share-based Payments” (“SFAS No. 123R”) using the modified prospective method.  Prior to April 1, 2006, the Company accounted for those plans under the recognition and measurement provision of SFAS No. 123 "Accounting for Stock-based Compensation” (as amended by SFAS No. 148 “ Accounting for Stock-based Compensation - Transition and Disclosure”) using a fair value based method to recognize stock-based compensation expense.  Accordingly, the adoption of SFAS No. 123R did not have a material effect on the Company’s income from operations, cash flows or basic and diluted loss per share, as compared to results that would have resulted from a continuation of the accounting the Company used under SFAS No. 123.

p)           Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, “Earnings Per Share”.  Diluted loss per share is equivalent to basic loss per share as the stock options, warrants and convertible preferred stock to acquire common shares as disclosed in the notes are anti-dilutive.

Fiscal Year Ended March 31,	2008	2007	2006
Net Loss	$(8,694,814)	$(6,359,978)	$(4,036,286)
Less Preferred stock dividends	(791,689)	(695,339)	(308,442)
Less Dividend accretion on preferred stock beneficial conversion	-	(710,110)	(950,844)
Net loss applicable to common stockholders	$(9,486,503)	$(7,765,427)	$(5,295,572)
Weighted Average Shares Outstanding	39,315,276	32,677,984	24,407,133
Basic and Diluted Earnings per Share	$(0.24)	$(0.24)	$(0.22)

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
.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

r)           Asset Retirement Obligations

It is the Company’s policy to recognize a liability for future retirement obligations associated with the Company’s oil and gas properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost pool of the related asset and amortized using the units of production method.  The liability accretes until the Company settles the obligation.  As of March 31, 2008, the Company’s expected future cost of retirement obligations of its oil and gas properties was $1,603,523 and the Company has recognized a long-term liability of $76,134.  The accretion expense for the fiscal year ended March 31, 2008 was $5,461 (2007 –Nil; 2006 – Nil).

s)           Reclassification

Certain amounts reported in prior years have been reclassified to conform to the disclosures in the current fiscal year.

t)           Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 addresses differences in the definition of fair value and guidance in applying the definition of fair value to the many accounting pronouncements that require fair value measurements.  SFAS 157 emphasizes that (1) fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing the asset or liability for sale or transfer and (2) fair value is not entity-specific but based on assumptions that market participants would use in pricing the asset or liability.  Finally, SFAS 157 establishes a hierarchy of fair value assumptions that distinguishes between independent market participant assumptions and the reporting entity’s own assumptions about market participant assumptions.  The provisions of SFAS 157 were scheduled to be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Dates of FASB Statement No. 157,” which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities for one year.  The Company does not expect that adoption of SFAS 157 will have a material impact on our consolidated balance sheets, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect that adoption of SFAS 159 will have a material impact on its consolidated balance sheets, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3).  Per EITF 07-3, a consensus was reached that nonrefundable advance payments for future research and development activities should be deferred and capitalized.  EITF 07-3 is to be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years, with early application permitted.  The Company does not expect that adoption of  EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS 141.  SFAS No. 141R applies to all transactions in which an entity obtains control of one or more businesses, including those without the transfer of consideration.  SFAS No. 141R defines the acquirer as the entity that obtains control on the acquisition date.  It also requires the measurement at fair value the acquired assets, assumed liabilities and noncontrolling interest.  In addition, SFAS No. 141R requires the acquisition and restructuring related cost be recognized separately from the business combinations.
.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

SFAS No. 141R requires that goodwill be recognized as of the acquisition date, measured as residual, which in most cases will result in the excess of consideration plus acquisition-date fair value of noncontrolling interest over the fair values of identifiable net assets.  Under SFAS No. 141R, “negative goodwill” in which consideration given is less than the acquisition-date fair value of identifiable net assets, will be recognized as a gain to the acquirer.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect that adoption of SFAS 141R will have a material impact on its consolidated balance sheets, results of operations or cash flows.  The Company will adopt SFAS No. 141R for future business combinations that occur on or after April 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company will be required to adopt this statement effective at the beginning of its 2010 fiscal year.  The Company is currently evaluating the impact of the provisions of SFAS 160 on its consolidated balance sheets, results of operations or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (including Partial Cash Settlement)”, (FSP APB 14-1).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact that this FSP will have on its consolidated financial position, results of operations or cash flows.

Note 3.	Related Party Transactions

During the year ended March 31, 2008, the Company paid or accrued $539,130 (2007: $857,766; 2006: $447,661) in consulting fees and salaries to officers and directors of the Company.  In addition, the Company paid officers and directors of the Company $750 (2007: $46,558; 2006: $169,767) in compensation for activities relating to the Company’s oil and gas leases and $nil (2007: $56,823; 2006: $261,785) for geological and geophysical activities both of which are included in the costs of the oil and gas properties.

On February 1, 2008, John D. Carlson, President, Chief Executive Officer and Director of the Company, loaned $50,000 to the Company and the Company issued a short-term promissory note to Mr. Carlson.  On March 1, 2008, Mr. Carlson loaned the Company an additional $25,000 in exchange for cancellation of the previous short-term note and issuance of a new short-term promissory note with a principal balance of $75,000.  On March 12, 2008, William A. Lansing, then chairman of the Company’s board of director, loaned $25,000 to the Company and the Company issued a short-term promissory note to Mr. Lansing.  Interest on the promissory notes (collectively, the “Notes”) accrues from the date of issuance at the rate of eight percent (8%) per annum. Repayment of principal, together with accrued interest, may be made at any time without penalty. In the event that any amount payable under the Notes is not paid in full when due, the Company shall pay, on demand, interest on such amount at the rate of twelve percent (12%) per annum. Upon any "Event of Default," as defined in the Notes, the entire unpaid balance of the applicable promissory note may be declared immediately due and payable by the noteholder.  As of March 31, 2008, there was $75,318 and $25,000 payable outstanding under the Notes to Messrs. Carlson and Lansing, respectively, excluding accrued interest payable.  See Note 14 for discussion of the subsequent events impacting the Notes.

As of March 31, 2008, there were unpaid expense reimbursements owing to directors and officers of $13,179 (2007: $8,545) and unpaid liabilities for salaries and consulting services totaling $73,417 (2007: Nil).    At March 31, 2008, the Company owed Mr. Carlson $60,000 for payments he made directly to the Company’s law firm on its behalf for services rendered relating to the Chapter 11 Cases.

.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Note 4.	Oil and Gas Properties, Unproven

The Company’s oil and gas properties are currently unproven and ongoing exploration activities are planned  and will require additional significant expenditures for the fiscal year ending March 31, 2009, which funding must be raised from outside sources.  These exploration activities include formation stimulation and production testing of existing wells drilled in our Coos Bay project and formation coring and gas desorption testing of wells still to be drilled in our Chehalis project.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Assuming that additional funding from outside sources is obtained, management estimates that it will take approximately six to twelve months to complete the first phase of exploration activities on certain of its unproved properties and at that time an assessment will be made for reclassification of a portion of the unproved reserves to proved reserves.  Once properties have been classified as proven, then certain of the costs incurred would be included in the amortization computation.

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

Related to its exploration program, Methane Energy Corp. had escrowed $1,000,000 through an attorney to provide assurance of payment to the company from which it obtained the drilling rig being used to complete a Pilot Exploration Program in the Coos Bay Basin.  On March 13, 2005 the escrow was reduced by $749,650 by mutual agreement to satisfy a portion of the amounts then owing.  On September 24, 2007, the escrow balance of $200,503 was returned to Methane Energy Corp.   On March 31, 2007, the escrow balance was $282,848.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Chehalis Basin Property.  Cascadia Energy Corp.,  the Company’s wholly-owned subsidiary,  entered into a joint venture agreement (“Joint Venture”) dated August 12, 2005 with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company which is listed on the Australian Stock Exchange.  Pursuant to this agreement, Cascadia Energy Corp. will serve as operator of the Joint Venture with a  60% interest in the Joint Venture; while St. Helens will actively assist in evaluating the area, developing exploratory leads and prospects, and providing 40% of the funding to pursue exploration and development of the prospect.  Cascadia Energy Corp. records its investment and related expenses associated with the Chehalis Basin project net of St. Helens contribution.  During the period commencing with the inception of the  Chehalis Basin project and ending March 31, 2008, the Joint Venture had expended a total of $580,246 of which St. Helens’ unpaid share as of March 31, 2008 was Nil (2007: $147,928).

In October 2006 through May 2007, Cascadia Energy Corpentered into three  lease agreements with Weyerhaeuser totaling 36,991 acres, two of which required payment of upfront lease bonuses of $428,610 and one which requires annual lease payments of $1,275. Certain provisions of these agreements require Cascadia Energy Corp. to commence a well within the first two years of the lease, or the lease will terminate and the Company would be required to make a payment of $75,000 to Weyerhaeuser in May of 2009.

Since January 2006, Cascadia Energy Corp. has also acquired 23,735 acres from the State of Washington Trust. This acreage was acquired in lease auctions for aggregate lease consideration of $37,719, and has been included in the Chehalis Basin project.

On May 9, 2006, Cascadia Energy Corp. entered into an option to acquire oil & gas lease with Pope Resources LP.  This option provides Cascadia Energy Corp. with the right to earn oil and gas leases covering 15,280 acres of mineral rights interests held by Pope Resources LP in Cowlitz and Lewis Counties, Washington, for a purchase price of $1 per net mineral acre or $15,280.  The initial term of this option was for a period of 18 months ending on November 9, 2007.  The option was extended for an additional year ending November 9, 2008.

 The total costs incurred and currently excluded from amortization for the Company’s oil and gas properties are summarized as follows:

.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

	Acquisition Costs	Exploration Costs			Development Costs
		Seismic and land	Drilling and gathering	Geological and geophysical			Total
Coos Bay Basin Property
Year ended March 31, 2008	$-	$73,592	$2,598,064	$95,827	$	Nil	$2,767,483
Year ended March 31, 2007	-	414,067	13,343,032	588,510		Nil	14,345,609
Year ended March 31, 2006	228,000	524,396	11,828,139	733,378		Nil	13,313,913
Inception through March 31, 2005	756,000	499,847	1,262,564	257,023		Nil	2,775,434
Total	$984,000	$1,511,902	$29,031,799	$1,674,738	$	Nil	$33,202,439

Chehalis Basin Property
Year ended March 31, 2008	$-	$342,766	$650,889	$59,928	$	Nil	$1,053,583
Year ended March 31, 2007	-	354,756	93,899	62,913		Nil	511,568
Year ended March 31, 2006	-	224,588	-	63,150		Nil	287,738
Inception through March 31, 2005	-	-	-	-		Nil	-
Total	$-	$922,110	$744,788	$185,991	$	Nil	$1,852,889
Total Oil and Gas Properties	$984,000	$2,434,012	$29,776,587	$1,860,729	$	Nil	$35,055,328

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

As of March 31, 2008, the Company has commitments for future land lease payments for the next five years as follows:

For Fiscal Year Ended March 31,

2009	$120,087
2010	87,232
2011	88,927
2012	55,412
2013	50,932
Thereafter	76,791
Total	$479,381

If production occurs on these leases, then the Company is obligated to pay the a royalty to landowners equal to an average 12.5% on gross sales of methane gas, in addition to the Coos Bay Basin Property 4% overriding royalty discussed above.

As of March 31, 2008, all of the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

Note 5.	Environmental Matters

The Company has established procedures for continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures.  Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues.  The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations.  The Company incurred no material environmental investigation, compliance and remediation costs in the year ended March 31, 2008.  The Company is unable to predict whether its future operations will be materially affected by these laws and regulations.  It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

Note 6.	Income Tax

There was no income tax benefit recognized for the net losses generated in fiscal years 2008, 2007 and 2006.  The income tax benefit was different from the amount computed by applying the U.S. statutory federal income tax rate as set forth in the following reconciliation:

	2008	2007	2006
Benefit at US statutory rates (34%)	$(2,956,000)	$(2,162,000)	$(1,372,000)
Increase in valuation allowance	1,319,000	2,134,000	1,512,000
Non-deductible expenses:
Loss on conversion of Series E preferred stock	1,518,000	-	-
Interest on Series E preferred stock	107,000	-	-
Excess of value over proceeds on issuance of
warrants	-	-	(156,000)
Other	12,000	28,000	16,000
Income tax benefit	$-	$-	$-

The significant deferred tax assets and (liabilities) are comprised of the following at March 31:

Amounts cumulative through March 31,	2008	2007	2006
Net operating loss carry-forwards	$5,819,000	$3,861,000	$1,873,000
Stock-based compensation and warrant expense	2,055,000	1,849,000	1,011,000
Intangible drilling costs	(1,897,000)	(919,000)	(227,000)
Write-downs on supplies inventory and other	133,000	-	-
Valuation allowance	(6,110,000)	(4,791,000)	(2,657,000)
Net deferred tax assets	$-	$-	$-

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

The valuation allowance increased by $1,319,000 for the fiscal year ended March 31, 2008 (2007: $2,134,000; 2006: $1,512,000).  As of March 31, 2008, the Company has an estimated cumulative net operating loss carry-forward for tax purposes of $17,116,000 (2007:  $11,357,100; 2006: $5,509,200).  This amount may be applied against future federal taxable income, which if not used, will expire commencing 2024 to 2028.  Due to stock ownership changes, the Company’s ability to utilize these losses to offset future taxable income may be limited.

In filing its fiscal year 2006 federal income tax return, the Company changed its method of accounting for Intangible Drilling Costs (“IDC”) from expensing in the year incurred to amortizing over a ten year period. The effect of this change was to decrease the net operating loss carry-forwards available to offset future income and to decrease deferred tax liabilities as of March 31, 2006. The change in net deferred tax assets was offset by a corresponding change in the valuation allowance of $254,000. This change in accounting for IDC did not affect the financial statements for the year ended March 31, 2006. The table above reflects the new method of accounting of IDC for the fiscal years presented.

Note 7.	Stock Options

On March 31, 2008, the Company had three stock-based compensation plans as described below.  On February 10, 2004, the Company adopted the 2004 Non-Qualified Stock Option Plan (the  “2004 Plan”). The 2004 Plan terminates upon the earlier of February 10, 2014 or the issuance of all shares authorized under the 2004 Plan. The option exercise prices per share are determined by the Board of Directors when the stock option is granted. Each option entitled the holder to acquire one common share at exercise prices ranging from $0.10 to $0.50 per share. Vesting of these options ranged from 100% immediately to 25% immediately and 25% every six months afterward until fully vested.  These options expire five years from the date of grant.

In addition to the 2004 Plan, the Company issued 600,000 options outside the 2004 Plan.  Of the 600,000 stock options granted outside the 2004 Plan, 200,000 stock options with an exercise price of $1.00 per share and another 200,000 with an exercise price of $2.00 per share were granted pursuant to a Mail Distribution Agreement with a third party (“Optionee”). These options vested immediately and were exercisable until November 1, 2005. In 2005, 200,000 options with an exercise price of $1.00 were exercised.  The 200,000 options with an exercise price of $2.00 per share were cancelled due to the early cancellation of the service agreement for which the options were granted.  Since the services were not provided, the compensation expense was reversed and is included in the Statement of Stockholders’ Equity (Deficit).  The other 200,000 stock options granted outside the 2004 Plan were to a consultant of the Company for public and investor relations services.  These options were exercised in fiscal year 2007 at the exercise price of $0.83 per share.

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

During the year ended March 31, 2006, the Company granted 2,300,000 stock options to various directors and consultants of the Company under the 2005 Plan.  Each option entitles the holder to acquire one common share at exercise prices ranging from $1.25 to $2.11 per share. These options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant.  These options expire five years from the date of grant.  During the fiscal year 2008, former executives of the Company forfeited 650,000 stock options under the 2005 Plan. All compensation expense related to these stock options totaling $772,900 had been recognized in prior periods. As of March 31, 2008, there were 650,000 options available for grant under the 2005 Plan.

On May 10, 2006, the Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”) for executives, employees and outside consultants and advisors with 1,800,000 options available for grant. The purpose of the equity incentive plan is to provide long-term performance incentives to those key employees and consultants of our Company and our subsidiaries who are largely responsible for the management, growth and protection of the business of our Company and our subsidiaries.  Under the 2006  Plan, options vest 25% immediately and 25% every six months afterward until fully vested 18 months from the date of grant and these options expire five years from the date of grant.  As of March 31, 2008, there were 75,000 options remaining available for grant under the 2006 Plan.  These options expire five years from the date of grant.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

For all the above stock-based compensation plans, the Company charged compensation expense $606,458 in fiscal year 2008 (2007: $2,465,796; 2006:  $2,075,422).  Since the Company is currently in the exploration stage and has not yet recognized income, no income tax benefits have be realized.  No costs related to the stock-based compensation plans have been capitalized as part of the Company’s assets.

A summary of stock option activity for the years ended March 31, 2008 and March 31, 2007 and changes during the years then ended is presented below:

	Fiscal 2008		Fiscal 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	3,965,000	$1.68	2,700,000	$1.40
Granted	260,000	0.53	1,465,000	2.09
Exercised	(45,000)	0.50	(200,000)	0.83
Forfeited or canceled	(650,000)	1.58	-	-
Options outstanding at end of period	3,530,000	$1.63	3,965,000	$1.68
Option exercisable at end of period	3,152,500	$1.71	2,897,500	$1.58

Options Outstanding at March 31, 2008			Options Exercisable at March 31, 2008
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Number Exercisable	Weighted Average Remaining Contractual Life (yrs.)
$ 0.50	405,000	3.41	217,500
$ 1.25	1,100,000	2.03	1,100,000
$ 1.27	75,000	3.88	56,250
$ 1.35	10,000	4.23	5,000
$ 1.43	665,000	3.62	498,750
$ 2.00	490,000	2.40	490,000
$ 2.11	60,000	2.80	60,000
$ 2.18	175,000	3.36	175,000
$ 2.97	550,000	3.11	550,000
	3,530,000	2.78	3,152,500	2.66

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model and uses the assumption noted in the following table.  No dividends were assumed due to the nature of the Company’s current business strategy.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Amounts for Fiscal Year Ended,	2008	2007	2006
Expected volatility	103% - 108%	106% - 115%	121% - 137%
Weighted-average volatility	107%	112%	133%
Expected Term	4 years	4 years	4 years
Risk-free return	3.10% - 5.04%	4.56% - 5.02%	3.55% - 4.33%

The weighted average grant date fair value of options granted during the year ended March 31, 2008 was $0.39 (2007: $1.59; 2006: $1.15).   The total intrinsic value of options exercised during the fiscal year ended March 31, 2008 was Nil (2007: $94,000; 2006: $313,750).  As of March 31, 2008, there was no aggregate intrinsic value for either the outstanding options or the exercisable options.

 The table below summarizes the changes in the Company’s nonvested stock options  that occurred during the fiscal year ended March 31, 2008:

Nonvested Shares	Shares	Weighted Average Grant- Date Fair Value
Nonvested at March 31, 2007	1,067,500	$1.50
Granted	260,000	0.39
Vested	(950,000)	1.51
Forfeited or canceled	-	-
Nonvested at March 31, 2008	377,500	$0.71

As of March 31, 2008, the Company had $51,513 of unrecognized compensation expense related to nonvested stock-based compensation arrangements.  This unrecognized compensation expense is expected to be recognized over a weighted average period of 0.69 years.  The total fair value of the shares vested during the fiscal year ended March 31, 2008 was $1,437,150 (2007: $2,334,229; 2006: $1,251,250), with a remaining weighted average contractual term of 3.1 years.

Note 8.	Series B Convertible Preferred Stock (“Series B Stock”)

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

Net proceeds received totaled $1,935,000 after payment of $220,000 in finders’ fees (10% of gross proceeds) and $45,000 in legal fees. The transaction resulted in a beneficial conversion feature calculation in accordance with EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), of $315,244 which was accreted over nine months commencing October 1, 2004 (the minimum period that the preferred stockholder can convert all of their Series B Stock). The Company recorded accretion of $210,163 as a dividend for the year ended March 31, 2005.  As of March 31, 2005, the Company accrued preferred stock dividends of $72,672, payment of which occurred during the three months ended September 30, 2005.

The Company issued the following common shares pursuant to conversion of the Series B stock:

Conversion Date	Shares of Series B Stock	Conversion Price	Shares of Common Stock
January 21, 2005	100	$ 0.7824	127,812
February 8, 2005	100	0.7625	131,148
February 14, 2005	150	0.8000	187,500
February 28, 2005	100	0.8934	111,932
March 8, 2005	50	0.8934	55,966
April 1, 2005	100	0.8386	119,252
April 6, 2005	5	0.7735	6,464
April 7, 2005	100	0.7735	129,282
April 28, 2005	125	0.7860	159,033
April 29, 2005	125	0.7860	159,033
May 2, 2005	395	0.7860	502,544
May 18, 2005	125	1.0887	114,816
May 25, 2005	125	1.1962	104,498
June 1, 2005	125	1.1962	104,498
June 8, 2005	475	1.2000	395,834
Total	2,200	$ 0.9130	2,409,612

Note 9.	Series C Convertible Preferred Stock (“Series C Stock”)

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

Net proceeds received as of March 31, 2006 totaled $11,552,000 after payment of finders’ fees and legal costs of $937,500 and $10,500 respectively.  The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5  and EITF Issue 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, of $1,555,873 which was accreted over twenty-four months commencing July 15, 2005.  Accretion of $710,110 and $845,763 was recorded for the fiscal year ended March 31, 2007 and 2006 respectively.  No accretion was recorded for the fiscal year ended March 31, 2008. The Company issued the following common shares pursuant to conversion of the Series C Stock:

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

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

During the fiscal years 2007 and 2006, the Company accrued dividends on the Series C Stock of $35,270, and $308,442, respectively. No dividends were accrued or paid on the Series C Stock during the fiscal year 2008.  On May 10, 2006, the Company reached agreement with the purchaser of the Series C Stock to accept shares of common stock in lieu of cash in payment of the aggregate accrued dividend due of $343,712.  A total of 228,714 shares of our common stock were issued on May 10, 2006 in satisfaction of the accrued dividend obligation.

Note 10.	Series E Convertible Preferred Stock (“Series E Stock”)

On June 28, 2006, the Company closed a private placement agreement with YA Global Investments, L.P. (formerly Cornell Capital Partners, L.P.) ("YA Global") under which it sold 25,000 shares of its Series E Convertible Preferred Stock at $1,000 per share (the “Series E Stock).  The Series E Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation.  No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series E Stock for such year are likewise declared and paid or set apart for payment.  No declared and unpaid dividends shall bear or accrue interest.  Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series E Stock shall be entitled to receive out of the assets of the Company an amount equal to $1,000 per share of the Series E Stock plus all declared and unpaid dividends thereon, for each share of Series E Stock held by them.

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

As a condition of the Series E Stock, the Company filed a registration statement (the “Registration Agreement”)  registering  15,000,000 shares of common stock into which the Series E Stock would be converted.  This Registration Statement was declared effective on February 9, 2007.  Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares to facilitate our compliance with a revision of SEC guidelines related to the form of our registration.  On November 9, 2007, this Registration Statement became ineffective since the Company did not filed a post effective amendment as the information contained therein did not include the latest available certified financial statements as of a date not more than 16 months old.   Net proceeds from the Series E Stock received during the fiscal year ended March 31, 2007 was $23,115,000, after the payment of issuance costs of $1,885,000.

Beginning December 1, 2006, the Company has mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ends August 2008.  If the Company’s common shares are trading at an average price less than $1.67 per share on a mandatory redemption date, the Company will pay cash at the original investment amount per share plus a 20% redemption premium. The holder of the Series E Stock may only convert up to a maximum of $1,250,000 of Series E Stock into common stock in any 30 day period.  Each share of Series E Stock will be automatically converted into common stock immediately upon the consummation of the occurrence of a stock acquisition, merger, consolidation, or reorganization of the Company.

On February 12, 2008, YA Global delivered to the Company a Notice of Default under the Series E Stock agreement, alleging that one or more defaults occurred under the Investment Agreement and related transaction documents, including:  (i) the Company's failure to make mandatory redemption payments on each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008; (ii) the Company's and its subsidiaries' inability to pay their debts generally as they become due; and (iii) the Company's failure to maintain the effectiveness of the registration statement filed pursuant to the Investor Registration Rights Agreement to which the Company and YA Global are parties.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Based on the alleged defaults, and pursuant to the terms of the Investment Agreement and related transaction documents, YA Global demanded that the Company redeem all of YA Global's shares of Series E Convertible Preferred Stock for the full liquidation amount, plus accumulated and unpaid dividends thereon.  From November 1, 2007 through June 2, 2008, the date at which the Company filed Chapter 11, the Company was in negotiations with YA Global to amend the terms of the Series E Stock Agreement.

Beginning December 1, 2006 and prior to the events of default, the Company incurred conditional mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock.  The Series E Stock investor chose to waive the monthly conditional mandatory redemption payments otherwise due on December 1, 2006 through March 31, 2007, as well as the month of September 2007.  Subsequent to March 31, 2007 and continuing through August 31, 2007, and for the month of October  2007, the Series E Stock investor elected, in lieu of a cash payment, to accept a limited monthly redemption plus accrued dividends, which has been converted into shares of the Company’s common stock.

Below are the details of the conditional mandatory conversions that have occurred during the fiscal year ended March 31, 2008.

Conversion Date	Shares of Series E Stock	Conversion Price	Shares of Common Stock
April 1, 2007 redemption	250	$ 0.50	500,000
Related dividends		0.50	3,150
May 1, 2007 redemption	500	0.50	1,000,000
Related dividends		0.50	10,410
June 1, 2007 redemption	800	0.50	1,600,000
Related dividends		0.50	23,452
July 1, 2007 redemption	800	0.50	1,600,000
Related dividends		0.50	30,026
August 1, 2007 redemption	800	0.50	1,600,000
Related dividends		0.50	36,822
October 11, 2007 redemption	900	0.50	1,800,000
Related dividends		0.50	58,746
Total	4,050		8,262,606

At March 31, 2008, as a result of the event of default that occurred on February 12, 2008 as noted above, the Company has classified all of the Series E outstanding balance as a current liability and all dividends accrued for the fourth quarter have been classified as interest expense.  For the year ended March 31, 2008, the interest expense related to Series E Stock subject to conditional mandatory redemption was $313,325 (2007: Nil; 2006: Nil)

At March 31, 2007 and during the first three quarters of the fiscal year ended March 31, 2008, certain shares met the conditions of being mandatorily redeemable based on the event of default and the trailing five day stock price proceeding the assessment date.  In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, the Company determined that the limited redemptions that occurred during the current fiscal year met the characteristics of a liability and, therefore, were classified as a current liability in the Company’s financial statements.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

As of March 31, 2007, $2,350,000 had met the characteristics of a liability and, therefore, was classified as a current liability in the Company’s financial statements.    The difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates has been recorded as loss on conversion of Series E Stock in the amount of $4,464,329 for the fiscal year ended March 31, 2008.

Note 11.	Common Stock

On July 21, 2006, the Company entered into an agreement with GeoMechanics International, Inc. (“GMI”) pursuant to which GMI shall provide certain technical services to the Coos Bay project during the 2006/2007 drilling season in return for 125,000 shares of the common stock of the Company.  These technical services were valued at $227,500 and include geomechanical evaluation, modeling and advisory services.  The Company recorded the related services as prepaid expense, subject to amortization as the services are provided.  During the fiscal year ended March 31, 2008, a total of $60,182 (2007: $167,382; 2006: Nil) in related services was amortized from the prepaid expense account and recorded in oil and gas properties.

On July 19, 2005, the Company received gross proceeds of $3,300,000 pursuant to a private placement of 1,650,000 shares of common stock at $2.00 per share.  Finders’ fees paid on this transaction totalled $25,000.

Note 12.	Shareholder Loan

During the year ended March 31, 2005, the Company received proceeds of $80,000 from a shareholder.  On January 17, 2005, the shareholder loan was repaid in full with no interest. No imputed interest was recorded as it is deemed insignificant.

Note 13.	Commitments and Contingencies

The Company has entered into various operating lease agreements involving office spaces and equipment.  These leases are non-cancellable and expire in various dates through fiscal year 2010.  Future minimum lease payments under these non-cancellable operating leases as of March 31, 2008 were $69,669 for fiscal year 2009 and $28,014 for fiscal year 2010.  Rent expense incurred by the Company for the fiscal year ended March 31, 2008 was $165,844 (2007: $132,273; 2006: $59,472). On April 15, 2008, the Company entered into a sublease for one of its office spaces at 100% of the remaining lease commitment through September 2009; however, the Company still remains primarily liable for this obligation if the sublessee does not perform.

On February 15, 2008, the Company entered into an engagement letter (the "Engagement Letter") with Gordian Group, LLC ("Gordian"), pursuant to which Gordian was hired to act as the Company's exclusive investment banker in providing financial advisory services and presenting and evaluating potential financial transactions for the Company.  As compensation for the services provided by Gordian under the Engagement Letter, the Company agreed to, upon the completion of any financial transaction, pay to Gordian specified fees. In addition to the transaction fee to be paid upon the completion of a financial transaction, if any, the Company agreed to issue 1,250,000 shares of common stock of the Company to Gordian, subject to certain conditions.  As of March 31, 2008, no transaction fee has been earned or paid and no common shares of the Company have been issued to Gordian.

As a result of its decision to file the Chapter 11 cases the Company exercised its right to terminate the Engagement Letter between the Company and Gordian on May 30, 2008.  In the Company's bankruptcy schedules, as amended, Gordian has been listed as an unsecured creditor with a disputed, contingent unliquidated claim.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Note 14.	Subsequent Events

On April 10, 2008, the Company granted a one year option to Citrus Energy Corporation and Oklaco Holding, LLP, (the “Citrus Group”) which allows the Citrus Group to drill two wells on leases owned by Cascadia Energy Corp.  and earn a working interest in any production from these wells.   In the event the Citrus Group elects to drill these potential wells, then the Company would receive a cash equalization payment of $80,000 per well and would retain a royalty interest on any future production from the acreage earned by the Citrus Group.

On June 2, 2008, the Company and its subsidiaries commenced Chapter 11 proceedings by filing a voluntary petition for reorganization under the Bankruptcy Code, with the United States Bankruptcy Court for the District of Oregon (the “Bankruptcy Court”).  Since that date, the Debtors have continued to operate their businesses and manage their properties as debtors-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code.  Debtors filed with the Bankruptcy Court the requisite schedules of assets and liabilities and statements required pursuant to section 521 of the Bankruptcy Code and Bankruptcy Rule 1007.  A meeting of creditors was held on July 8, 2008.

In connection with the Chapter 11 Cases, on June 6, 2008, we entered into a senior secured super-priority debtor in possession credit and guaranty agreement (the “DIP Credit Agreement”) among the Company and its subsidiaries, as Guarantors, and YA Global.  The DIP Credit Agreement was approved on an interim basis by the Bankruptcy Court the same day.  The Bankruptcy Court entered an order approving the DIP Credit Agreement on July 11, 2008.   The DIP Credit Agreement provides for a $4.5 million term loan under which YA Global may advance funds to the Company (the "Loan ").  The proceeds of the Loan are expected to be used for working capital purposes, including payment of professional services fees, wages, salaries, and other operating expenses, payment of the promissory note issued by the Company to YA Global on May 15, 2008, in the amount of $207,854 plus accrued interest, payment of certain subsidiary debt, and other purposes, as approved by YA Global.  Advances under the DIP Credit Agreement bear interest at the lower of twelve percent (12%) per annum or the highest rate of interest permissible under law.  The Loan will mature on the earliest of (a) the date which is the one year anniversary of the DIP Credit Agreement, (b) the date of termination of the Loan in connection with YA Global's rights upon an Event of Default (as defined in the DIP Credit Agreement), (c) the close of business on the first business day after the entry of the final order by the Bankruptcy Court, if the Company has not paid YA Global the fees required under the DIP Credit Agreement, (d) the date a plan of reorganization confirmed in the Chapter 11 Cases becomes effective that does not provide for the payment in full of all amounts owed to YA Global under the DIP Credit Agreement, (e) the date of the closing of a sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code,  and (f) the effective date of a plan of reorganization or arrangement in the Chapter 11 Cases.  If the Loan is repaid prior to the one year anniversary of the date of the DIP Credit Agreement, the Company will be required to pay to YA Global a prepayment fee in an amount equal to one percent (1%) of such prepayment.  Upon the occurrence of an Event of Default, all amounts owing under the DIP Credit Agreement will bear interest at the rate of the lower of seventeen percent (17%) or the maximum rate permitted by law per annum, and YA Global may declare all outstanding obligations immediately due and payable.  YA Global has a right of first refusal to provide exit financing to the Company.  As of July 11, 2008, the Company has borrowed $550,068 under the DIP Credit Agreement.

Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under Chapter 11 may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

 TORRENT ENERGY CORPORATION
(formerly SCARAB SYSTEMS INC.)
(An exploration stage enterprise)
Notes to Consolidated Financial Statements

Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court.  Pursuant to the Bankruptcy Court's Order entered on June 6, 2008, all creditors holding claims which arose prior to the petition date and which was unlisted by the Debtors or listed as disputed, contingent, or in an unliquidated amount on Debtors' schedules were required to file a proof of claim with the Bankruptcy Court on or before August 15, 2008.  Notice of this bar date was timely mailed to all parties on the Court’s master mailing matrix.  Persons required to file a proof of claim by that date, but who did not do so, will not receive any distribution under the Plan.

As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assumption” means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 process unless such claims had been secured on a pre-petition basis. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

The Debtors are seeking the requisite acceptance of the Plan by impaired creditors and equity holders and confirmation of the Plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Debtors are operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and their continuation as a going concern is contingent upon, among other things, their ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and have the Plan confirmed by the Bankruptcy Court, comply with the DIP Credit Agreement and obtain financing sources to meet future obligations.  There is no assurance that the Debtors will be able to achieve any of these results.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Supplemental Information – Quarterly Financial Data (Unaudited)

	Financial Information by Quarter (Unaudited)
	June 30	September 30	December 31	March 31
For the fiscal year ended March 31, 2008
Net Loss applicable to common stockholders	$(4,006, 551)	$(2,895,992)	$(1,236,348)	$(1,347,612)
Basic and diluted (loss) per share	$(0.11)	$(0.07)	$(0.03)	$(0.03)
For the fiscal year ended March 31, 2007
Net Loss applicable to common stockholders	$(2,405,440)	$(2,023,157)	$(1,717,966)	$(1,618,864)
Basic and diluted (loss) per share	$(0.08)	$(0.06)	$(0.05)	$(0.05)
For the fiscal year ended March 31, 2006
Net Loss applicable to common stockholders	$(1,345,998)	$(1,172,269)	$(1,118,433)	$(1,658,872)
Basic and diluted (loss) per share	$(0.06)	$(0.05)	$(0.04)	$(0.07)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

 Evaluation of disclosure controls and procedures

As required under the Securities Exchange Act of 1934  (Rules 13a-15(e) and 15d-15(e)), as of March 31, 2008, we have carried out an evaluation of the effectiveness of our “ disclosure controls and procedures” .  This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president and chief executive officer and our chief financial officer.  Based upon that evaluation, the Company’s management concluded that as of March 31, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

 Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31. 2008.   Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of March 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

 Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and  Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and because a simple error or mistake may occur. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended March 31, 2008, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

(i)         Lack of a sufficient number of independent directors for our board and audit committee.  In February and March of 2008, all our independent directors resigned due to personal reasons.   We currently only have one director on our board and this individual also serves as the Company’s President and Chief Executive Office.     We intend to add independent board members once the Company emerges from Chapter 11 Reorganization.

(ii)       Lack of an independent audit committee.  We currently do not have an independent audit committee or a financial expert on our board of directors as defined by the SEC.  Pursuant to Section 407, we are required to disclose whether we have at least one "audit committee financial expert" on our audit committee in addition to whether the expert is independent of management.  It is the Company’s intension to establish an audit committee of the board and obtain a financial expert on our audit committee once we emerge from Chapter 11 Reorganization.

(iii)           Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the a portion of the fiscal year ended March 31, 2008, we had only one person on staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iv)           Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are have not always been formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

As part of the communications by Peterson Sullivan, PLLC, (“Peterson Sullivan” ) with our management and Board of Directors for fiscal year ended March 31, 2008, Peterson Sullivan informed the Board of Directors that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”).

 Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies during our next fiscal year. We intend to consider the results of our remediation efforts and related testing as part of our fiscal year-end March 31, 2009 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K. Such remediation activities include the following:
  We will search for independent board members to join our board of directors including at least one financial expert to join as an audit committee member.
  We are planning to expand the financial reporting and accounting department as well as more rigorous review procedures.
  We are planning a formal commitment review process to establish and document the accounting events and methodology at the time the transactions are entered into, which will be reviewed and approved by both finance personnel and the appropriate project managers, so that there is a clear understanding of what events will trigger an accounting event and establish the amounts to be recognized for each event.
In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

 Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting  during the fiscal year ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10, 11, 12,13 and 14) of this Form 10-K is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by the Form 10-K.

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

10.19       Engagement Letter with Gordian Group LLC dated February 15, 2008.

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

Date:  July 14, 2008