Form 10-K/A
period 2008-03-31
TORRENT ENERGY CORP
filed 2008-07-29
CIK 859747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000 19949

Torrent Energy Corporation
(Exact name of registrant as specified in its charter)
Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11918 SE Division, Suite 197, Portland, OR	97266
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  503.224.0072

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

    Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not  be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and "smaller reporting company" in Rule 12b 2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

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

41,732,547 shares of common stock issued and outstanding as of July 11, 2008

Explanatory Note:  Torrent Energy Corporation is filing this Amendment No. 1 to its annual report on Form 10-K/A to supplement the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.  Torrent Energy Corporation currently does not  plan to file a definitive proxy statement pursuant to Regulation 14A with the Commission within 120 days from the end of the fiscal year covered by the Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As of July 25, 2008, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
John D. Carlson	President, Chief Executive Officer and Director	54	June 30, 2004
Pete J. Craven	Chief Financial Officer and Secretary	51	December 19. 2007

Currently we have only one seat filled on our board of directors.  Our sole director holds office until the next annual meeting of the stockholders or until his successors has been elected and qualified.

Our former Chairman and director, William A. Lansing, resigned as our Chairman and as a director effective April 26, 2008.  Our three other former directors, George Hampton, Curtis Hartzler and Michael Raleigh, resigned as directors of our Company effective March 14, 2008.   Messrs. Lansing, Hampton, Hartzler and Raleigh’s resignations were not as a result of any disagreement on any matter relating to our Company’s operations, policies or practices.

 During the fiscal year ended March 31, 2008, each non-executive director, when serving as a Director of the Board, was to receive $7,500 per quarter for their services and is reimbursed for their expenses incurred to attend meetings.  During the fiscal year ended March 31, 2008, as a result of the Company’s limited working capital, all non-executive directors agreed to forego their director’s fee for the third and fourth quarters.

The officers of our Company are appointed by our board of directors and serve until their successors are appointed by the board of directors or until their death, resignation or removal from office.  During the past fiscal year, there have been no changes to the procedures by which security holders may recommend nominees for directors to our board.

 Business Experience

The following is a brief account of the education and business experience during the past five years for of each of our directors, executive officers and key employees indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

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

Mr. Carlson brings to our Company over 25 years experience as a registered professional petroleum engineer with work experience ranging from Amoco Canada to Sproule Associates Ltd. to several private and public oil and gas companies in Alberta.  From June 2005 to August 2007, Mr. Carlson served as a director of Triangle Petroleum Corporation.  From February 2004 to July 2004, Mr. Carlson was president and a director of Pacific Rodera Energy Inc., a Calgary-based oil and gas exploration and development company.  From September 2003 to January 2004, Mr. Carlson was vice president, operations for Pacific Rodera Energy Inc.  From September 2001 to December 2003, Mr. Carlson was president of Samson Oil and Gas Inc., a Hobbema, Alberta-based oil and gas exploration and development company where he was also general manager from January 2001 to August 2001. From 1984 to 2000, Mr. Carlson was an associate and senior petroleum engineer for Sproule Associates, Ltd.  Mr. Carlson received a bachelor of science degree in civil engineering from the University of Calgary in 1977.

Pete J. Craven, Chief Financial Officer and Secretary

Pete J. Craven became chief financial officer and secretary of the board of directors on December 19, 2007.   Mr. Craven has thirty years of progressive experience in finance, strategic planning, accounting, mergers, acquisitions, capital structuring, equity and debt markets including securities regulations.  In February 2007, Mr. Craven joined the Company as Vice President of Finance taking on direct responsibility of all accounting, budgeting, financial analysis and compliance with securities regulations.

Prior to joining our Company, Mr. Craven held the position of Chief Financial Officer for Home Phone Tunes, Inc. in 2006 and 2007, an electronics and internet start-up company.   From 1982 through 2006, Mr. Craven held various financial and regulator positions for PacifiCorp, an integrated electricity company with operations in Western United States.   These positions included Director of Regulatory Affairs, Director of Finance Strategy, Director of Accounting, and Controller for PacifiCorp Financial Services, and Vice President/Controller for NERCO, Inc.  Mr. Craven began his professional career at the public accounting firm of Ernst & Ernst and as a CPA in the State of Oregon (currently inactive).   Mr. Craven received a bachelor of arts degree in accounting and economics from Gonzaga University in 1978.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Except as noted below, our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

Proceedings Under Chapter 11 of the Bankruptcy Code

As discussed in our annual report on Form 10-K filed on July 15, 2008, the Company commenced Chapter 11 proceedings (Case No. 08-32638) on June 2, 2008 by filing a voluntary petition for reorganization under the Bankruptcy Code with the United States Bankruptcy Court for the District of Oregon.  Each of the Company’s subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. also commenced a case under Chapter 11 of the Bankruptcy Code on the same day (together with the Company’s  filing, the “Chapter 11 Cases”).  The Company’s sole director is also a director of the Company’s subsidiaries.  As a result of the Chapter 11 Cases, each of the Company’s director and executive officers has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

Audit Committee Financial Expert

 The Company currently does not have a separate Audit Committee and our sole director performs the functions of the Audit Committee.  The Company had an Audit Committee of the Board of Directors during most of the last fiscal year up to the resignations of the independent directors in March and April of 2008.    The Company’s former Audit Committee of the Board of Directors was comprised of Mr. Lansing, Mr. Raleigh, and Mr. Hartzler.  During the time our Audit Committee was in place, we determined that it did not have a member of the Audit Committee that qualified as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that Mr. Carlson and, prior to their resignations, the independent members of our board of directors were collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, during the past fiscal year we believed that retaining an independent director who would qualify as an “audit committee financial expert” would have been overly costly and burdensome and was not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.   The Company intends to consider adding new board members that would qualify as a financial expert and reconstitute the Audit Committee once the Company emerges from Chapter 11 reorganization.

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our Company’s personnel are accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our Company’s personnel are to be accorded full access to our Company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or secretary.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB for the year ended March 31, 2005.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Torrent Energy Corporation, 11918 SE Division, Suite 197; Portland, Oregon 97266.

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

Based solely on our review of the copies of such forms received by our Company, or written representations from certain reporting persons that no Form 5's were required for those persons, we believe that, during the fiscal year ended March 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. were complied with.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John D. Carlson	Nil	Nil	Nil
Pete J. Craven	Nil	Nil	Nil
George L. Hampton III	Nil	Nil	Nil
Curtis Hartzler	Nil	Nil	Nil
William A. Lansing	Nil	Nil	Nil
Michael Raleigh	Nil	Nil	Nil
Michael D. Fowler	Nil	Nil	Nil
Thomas J. Deacon	Nil	Nil	Nil
Steve Pappajohn	Nil	Nil	Nil

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our chief executive officer and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending March 31, 2008, 2007 and 2006 exceeded $100,000:

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ( $ )	Bonus ( $ )	Stock Awards ( $ )	Option Awards ( $ )	Non-equity Incentive Plan Compensation ( $ )	All Other Compensation ( $ )	Total ( $ )

John D. Carlson, President &	2008	100,000(1)	-	-	-	-	-	100,000
Chief Executive Officer, Director	2007	198,584(1)	500(2)	-	575,000(3)	-	-	774,084
	2006	157,627(1)	-	-	177,626(3)	-	10,000(4)	345,253

Pete J. Craven,	2008	106,250(12)	-	-	91,865(13)	-	-	198,115
Chief Financial Officer and Secretary	2007	18,750(12)	-	-	70,230(13)	-	-	88,980
	2006	-	-	-	-	-	-	-

Mark Gustafson, Chairman, President &	2008	-	-	-	-	-	-	-
Chief Executive Officer, Treasurer &	2007	65,045(5)	79,500(6)	-	-	-	-	144,545
Secretary	2006	152,261(5)	-	-	355,252(7)	-	5,000(8)	512,513

Michael D. Fowler, Chief Financial Officer,	2008	97,500(9)	-	-	-	-	-	97,500
Treasurer & Secretary	2007	180,000(9)	15,500(2),(10)	-	-	-	-	195,500
	2006	45,000(9)	5,000(10)	-	417,617(11)	-	-	467,617

(1)    John D. Carlson became our president and chief executive officer on January 16, 2006.  On January 16, 2006, we entered into a consulting agreement with Mr. Carlson where we agreed to pay him annual base compensation of $200,000 commencing January 16, 2006.  Of the $157,627 that was paid to Mr. Carlson in fiscal 2006, $41,667 relates to annual compensation agreement and $115,960 relates to payments for consulting services prior to his appointment as president and chief executive officer.  For the fiscal year ended March 31, 2008, Mr. Carlson was paid his agreed upon compensation for the first six months and accepted no compensation for the third quarter ended December 31, 2007.  For the fourth quarter ended March 31, 2008, Mr. Carlson agreed to take a reduced compensation of $22,500 which was accrued but not paid during the fiscal year.  Amounts shown in the Executive Compensation Table represent only those amounts paid during the fiscal year.  Please also refer to Item 13 – Certain Relationships and Related Transactions, and Director Independence in this annual report.

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

(4)           John D. Carlson was paid a retainer  of $10,000 in fiscal 2006 as compensation for acting as a director of our Company.

(5)   Mark Gustafson was our chairman and a director from September 21, 2004 to October 6, 2006.  He was also our president, chief executive officer, acting chief financial officer from September 21, 2004 to January 16 2006.  Effective April 1, 2005, we amended our consulting agreement with MGG Consulting (wholly-owned by Mr. Gustafson), to provide for services as our president, chief executive officer and acting chief financial officer, to reduce the compensation rate to $800 per day.  Effective January 16, 2006, the compensation rate was restored to $1,000 per day, which was his rate of compensation for service as our chairman and director until his resignation on October 6, 2006.  Please also refer to Item 13 – Certain Relationships and Related Transactions, and Director Independence in this annual report.

(6)           Mr. Gustafson was paid a bonus of $79,500 for his work in completing the Series E convertible preferred stock financing during fiscal 2007.

(7)           We granted to Mr. Gustafson stock options to purchase up to 400,000 shares of our common stock on April 1, 2005 as compensation for services as our president, chief executive officer and acting chief financial officer.  The options are exercisable at a price of $1.25 per share until April 1, 2010. These options vest over 18 months, as to 25% immediately and 25% every six months until fully vested on September 17, 2006.  In July 2007, Mr. Gustafson forfeited these 400,000 stock options.

(8)           Mr. Gustafson was paid a retainer of $5,000 in fiscal 2006 as compensation for acting as a director of our Company

(9)           Michael D. Fowler became our chief financial officer, treasurer and secretary on January 16, 2006 and held these positions until his resignation on December 19, 2007.   Prior to this time, he was acting as a consultant to our Company.  In December 2005, we entered into a letter of employment with Mr. Fowler where we agreed to pay him an annual base salary of $180,000 and to pay an annual performance-based bonus of up to $20,000.  The terms of the letter of employment were approved at our board meeting held on January 13, 2006 where we officially appointed Mr. Fowler as our chief financial officer, treasurer and secretary effective January 16, 2006.  During the year ended March 31, 2007, Mr. Fowler received $15,000 in performance-based bonuses and a $500 Christmas bonus, which was also paid to all other employees of the Company.

(10)    On August 11, 2005, we entered into a contract with Tatum LLC to provide the services of Michael D. Fowler as a consultant to our Company.  During fiscal 2005, we paid Tatum LLC $66,500 for consulting services provided by Mr. Fowler to December 31, 2005 and $50,000 for a resource placement fee when we hired Mr. Fowler.  Since January 2006, we have paid Tatum LLC a resource fee of $1,000 per month; and during this period, Mr. Fowler has held less than a 0.05 percent interest in Tatum LLC.  Please also refer to Item 13 – Certain Relationships and Related Transactions, and Director Independence in this annual report.

 (11)           We granted to Mr. Fowler stock options to purchase up to 250,000 shares of our common stock on January 16, 2006 as compensation for services as our chief financial officer, treasurer and secretary.  The options were exercisable at a price of $2.11 per share until January 16, 2011. These options vest over 18 months, as to 25% immediately and 25% every six months until July 16, 2007.   Mr. Fowler forfeited these stock options upon his resignation.

(12)           Pete J. Craven became our chief financial officer and Secretary on December 19, 2007 and prior to this promotion he served as the Vice President of Finance since his initial hiring with the Company on February 15, 2007.  On December 19, 2007, we entered into a letter of employment with Mr. Craven where we agreed to pay him an annual base salary of $150,000 increasing to $180,000 upon closing of a new financing arrangement and applied retroactively back to this promotion date.     For the fourth quarter ended March 31, 2008, Mr. Craven agreed to withhold taking certain compensation payments totaling $31,250 which has been accrued as unpaid compensation at March 31, 2008.  Amounts shown in the Executive Compensation Table represent only those amounts paid during the fiscal year.

(13)           We granted to Mr. Craven stock options to purchase up to 250,000 shares of our common stock on December 5, 2008 as compensation for services as our chief financial officer and secretary.  The options were exercisable at a price of $0.50 per share until December 5, 2012. These options vest over 18 months, as to 25% immediately and 25% every six months until June 5, 2009.   We granted to Mr. Craven stock options to purchase up to 75,000 shares of our common stock on February 15, 2007 as compensation for services as our vice president of finance.  The options were exercisable at a price of $1.27 per share until February 15, 2012.  These options vest over 18 months, as to 25% immediately and 25% every six months until August 15, 2008.

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

Bonuses.  Our objective is to award cash bonuses based on performance objectives.  During the Fiscal Year Ended March 31, 2008, no bonuses were earned or paid.    For the fiscal year ended March 31, 2007, Mr. Fowler was paid cash bonuses totaling $15,000 for meeting the specific objective of successfully completing all SEC filings that fiscal year and received a Christmas bonus of $500, which was paid to all employees of our Company that fiscal year.  During the year ended March 31, 2007, our president and chief executive officer only received the $500 Christmas bonus.

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

Board Process.  The Board of Directors established a Compensation Committee, comprised exclusively of independent outside directors.  However, as mentioned previously all independent directors resigned in March and April of 2008.  During the past fiscal year when this Compensation Committee was in place, two members had extensive executive level experience in other companies in the oil and gas industry and brought a perspective of reasonableness to compensation matters within our Company.  Additionally, the chairman of the Compensation Committee was serving in a similar board position on two other publicly traded companies and, in that capacity, regularly reviewed compensation surveys for chief executive officers and other executive level personnel.

The following table provides a summary of plan-based equity awards to our named executive officer in the last completed fiscal year.

GRANTS OF PLAN-BASED AWARDS

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards
Name and principal position	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($)	Market price at date of grant ($)

Pete J. Craven, Chief	December 5, 2007	-	-	-	-	-	-	-	250,000	$0.50	$0.50
Financial Officer and Secretary	February 15, 2007	-	-	-	-	-	-	-	75,000	$1.27	$1.27

Outstanding equity awards as of March 31, 2008 are summarized as follows:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards

Name and principal position	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares that have not vested ($)	Equity incentive plan awards: Number of unearned shares that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested ($)

John D. Carlson, President		-	-			-	-	-	-
& Chief Executive Officer,	200,000	-	-	$ 1.25	April 1, 2010	-	-	-	-
Director	125,000	125,000	-	$ 2.97	May 10, 2011	-	-	-	-

Pete J. Craven. Chief
Financial Officer and	56,250	18,750	-	$1.27	February 15, 2012	-	-	-	-
Secretary	62,500	187,500	-	$0.50	December 5, 2012	-	-	-	-

Stock options exercised by our executive officers during the fiscal year ended March 31, 2008 are noted below.

OPTION EXERCISES AND STOCK VESTING
Name and principal position	Number of shares acquired on exercise ( # )	Value realized on exercise ( $ )	Number of shares acquired on vesting ( # )	Value realized on vesting ( $ )

John D. Carlson, President & Chief Executive Officer, Director	45,000	($6,300)	-	-

Mark Gustafson, Chairman, President & Chief Executive Officer, Treasurer & Secretary	-	-	-	-

Pete J. Craven. Chief Financial Officer and Secretary	-	-	-	-

Michael D. Fowler, Chief Financial Officer, Treasurer & Secretary	-	-	-	-

Compensation of Directors

Compensation paid to our board of directors during the fiscal year ended March 31, 2008 is summarized as follows:

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash(2) ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

George L. Hampton III	15,000	-	-	-	-	2,000(1)	17,000

Curtis Hartzler	15,000	-	-	-	-	-	15,000

William A. Lansing	15,000	-	-	-	-	-	15,000

Michael Raleigh	15,000	-	-	-	-	-	15,000

(1)	Mr. Hampton performed certain consulting services for our Company during the year ended March 31, 2008.

(2)	As a result of the Company’s limited available working capital all independent board members waived their third and fourth quarter board compensation totaling $15,000 each.

Except as noted below, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of common stock as awarded by our board of directors.  On December 17, 2004, our board of directors approved a resolution to pay our directors a quarterly retainer of $2,500 commencing January 1, 2005.  On May 1, 2006, our board of directors approved a resolution to pay new non-executive directors a quarterly retainer of $5,000 commencing April 1, 2006.  Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  On September 29, 2006, our board approved a resolution to pay non-executive directors a quarterly retainer of $7,500 commencing October 1, 2007.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  Due to the Company’s limited available working capital during the fiscal year ended March 31, 2008, the independent directors elected to not take their third quarter and fourth quarter retainer compensation totaling $15,000 each.

 Employment Contracts and Termination of Employment and Change in Control Arrangements

We employed Michael Fowler as our chief financial officer, treasure, and secretary executive officer until December 19, 2007.  Mr. Fowler became the chief financial officer, treasurer and secretary of our Company on January 16, 2006 and had been providing consulting services to our Company since September 2005.  Mr. Fowler was also appointed chief financial officer, treasurer and secretary of our wholly-owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., effective January 16, 2006 which he also resigned from on December 19, 2007.

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

We employ both John Carlson, our president and chief executive officer, and Pete J. Craven, our chief financial officer, on an at will basis whereby no formal employment agreements exist.  Mr. Carlson has signed an agreement to provide a minimum of 30 days notice in the event he chose to resign his position.

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

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of July 25, 2008, by each person who is known by us to beneficially own more than 5% of our shares of common stock;
  by each of our officers and directors; and
  by all of our officers and directors as a group.
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
John D. Carlson Box 13, Site 8, RR #1 Priddis, Alberta, Canada T0L 1W0	common stock	550,000(3)	1.29%
Pete J. Craven 1440 Country Commons Ln Lake Oswego, Oregon 97034	common stock	200,500(4)	0.47%
All Officers and Directors As a Group (3 persons)	common stock	1,610,500	3.78%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 25, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 41,732,547 shares of common stock outstanding on July 25, 2008 plus additional shares for options above.

(3)	Includes 450,000 options currently exercisable.

(4)	Includes 200,000 options currently exercisable.

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

On October 15, 2005, 250,000 stock options were granted to a newly hired employee of our subsidiary, Methane Energy Corp., under the 2005 Equity Incentive Plan to purchase 250,000 shares of our common stock with an exercise price of $2.00 per share.  On November 22, 2005, 40,000 stock options were granted to a consultant under the 2005 Equity Incentive Plan to purchase 40,000 shares of our common stock with an exercise price of $2.00 per share.  On January 16, 2006, 310,000 stock options were granted to a newly hired officer and to other employees and consultants under the 2005 Equity Incentive Plan with an exercise price of $2.11 per share.  In addition, we had previously granted a consultant the option to purchase 200,000 shares of our common stock at an exercise price of $0.83 per share pursuant to a consulting agreement for public and investor relations with a third party in which 25% of the options vest immediately and 25% vest every quarter thereafter and either party may terminate the investor relations agreement with thirty days’ written notice.  These options were originally granted outside of the 2005 Equity Incentive Plan, subsequently were revised to be included under the 2005 Equity Incentive Plan, and were exercised by the consultant during fiscal year 2007.

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

For discussion of the Company’s issuances of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series E Convertible Preferred Stock see our audited consolidated financial statements and related notes.

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

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended March 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of March 31, 2008, there was $13,179 representing unpaid expense reimbursement owing to directors and officers.  As of March 31, 2008, there were also unpaid liabilities for salaries and consulting services totaling $73,417.

We received proceeds of $80,000 pursuant to a shareholder loan from Ettinger Investment Corp.  The loan was to be repaid by January 22, 2005 or we would be required to pay interest at 12% per annum in respect of the loan. If the loan was repaid prior to January 22, 2005, the loan would bear no interest.  On January 17, 2005, we repaid the shareholder in full with no interest.

During the fiscal years ended March 31, 2007, 2006 and 2005, we incurred consulting charges from MGG Consulting, which is wholly-owned by Mark Gustafson, our previous president, chief executive officer, acting chief financial officer until January 16, 2006.  Please refer to Item 11 – Executive Compensation – Summary Compensation Table of this annual report.

During the year ended March 31, 2008, our Company recorded $102,000 in consulting fees to our directors and officers.  During the fiscal year ended March 31, 2008, our Company also paid directors fees to related parties serving in that capacity, a total of $60,000.

During the fiscal year ended March 31, 2006, our Company paid Tatum LLC a total of $119,500 of which $3,000 was paid during the period Michael Fowler became our chief financial officer.  During the fiscal year ended March 31, 2007, we paid Tatum LLC a total of $26,250 and during the fiscal year ended March 31, 2008, we paid Tatum LLC $6,000.  During this period, Mr. Fowler held an ownership interest in Tatum LLC of less than 0.05 percent.

Transactions with Promoters

The promoters of our Company are our directors and officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

 Audit Fees

The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 are estimated at $40,000.  During the fiscal year ending March 31, 2008, fees billed by Peterson Sullivan PLLC for quarterly interim financial statement reviews and services in connection with registration statements and other filings with the Securities and Exchange Commission were $17,650.

The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-K and for quarterly reviews for the fiscal year ended March 31, 2007 were $68,577.  The aggregate fees billed by Peterson Sullivan PLLC for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended March 31, 2006 were $33,935.

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

 Audit Related Fees

For the fiscal years ended March 31, 2008 and March 31, 2007, the aggregate fees billed for assurance and related services by Peterson Sullivan PLLC relating to the performance of the audit of our consolidated financial statements which are not reported under the caption “Audit Fees” above, were nil.  For the fiscal year ended March 31, 2006, the aggregate fees billed for assurance and related services by Ernst & Young LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption “Audit Fees” above, were nil.

For the fiscal year ended March 31, 2005, the aggregate fees billed for assurance and related services by Ernst & Young LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption “Audit Fees” above, were nil.

 Tax Fees

For the fiscal year ended March 31, 2008, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, were $1,440.  For the fiscal year ended March 31, 2007, the aggregate fees billed by Peterson Sullivan PLLC for other non-audit professional services, other than those services listed above, were $5,010.

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

Date: July 28, 2008