Form 10-Q
period 2008-06-30
TORRENT ENERGY CORP
filed 2008-08-19
CIK 859747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-19949

TORRENT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1153522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11918 SE Division Suite 197, Portland, OR 97266
(Address of principal executive offices)

503.224.0072
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b 2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

41,732,547 shares of common stock issued and outstanding as of August 19, 2008.

Transitional Small Business Disclosure Format (Check one):      Yes [   ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such Securities and Exchange Commission rules and regulations. In our opinion, the accompanying statements contain all adjustments necessary to present fairly the financial position of Torrent Energy Corporation (the “Company” or “Torrent”) as of June 30, 2008, and its results of operations for the three months ended June 30, 2008 and 2007 and its cash flows for the three months ended June 30, 2008 and 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K filed on July 15, 2008.

Proceedings Under Chapter 11 of the Bankruptcy Code

On June 2, 2008, we commenced Chapter 11 proceedings (Case No. 08-32638) by filing a voluntary petition for reorganization under the Bankruptcy Code with the United States Bankruptcy Court for the District of Oregon (the “Bankruptcy Court”).   Each of our subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. (which we refer to collectively with the Company as the "Debtors"), also commenced a case under Chapter 11 of the Bankruptcy Code on the same day (together with the Company’s  filing, the “Chapter 11 Cases”).

On June 9, 2008, the Court entered an order fixing the last day to file proofs of claim against the Debtors as August 15, 2008.  On June 16, 2008, the Debtors filed their Joint Plan of Reorganization for Reorganizing Debtors and the Disclosure Statement Regarding Joint Plan of Reorganization for Reorganizing Debtors (the “Plan”).    A hearing on the adequacy of the Disclosure Statement is scheduled for September 18, 2008 at 9:30 a.m.  at the Bankruptcy Court in Portland, Oregon.

In connection with the Chapter 11 Cases, on June 6, 2008, we entered into a senior secured super-priority debtor-in-possession credit and guaranty agreement (the “DIP Credit Agreement”) among the Company and its subsidiaries, as Guarantors, and YA Global Investments, L.P., as lender ("YA Global " or "Lender").  The Bankruptcy Court entered an order approving the DIP Credit Agreement on July 11, 2008.  In addition to the DIP Credit Agreement, the Plan also includes a rights offering, under which shareholders of the Company will have the opportunity to purchase additional new equity of the Company (the "Rights Offering"), subject to Bankruptcy Court approval and other conditions.

The administrative and reorganization expenses resulting from the Chapter 11 process will unfavorably affect our results of operations.  Future results of operations may also be adversely affected by other factors related to the Chapter 11 process.

The discussion of the Chapter 11 Cases in this report provides general background information regarding our bankruptcy cases, and is not intended to be an exhaustive description.  Access to documents filed with the U.S. Bankruptcy Court and other general information about the U.S. bankruptcy cases is available at www.orb.uscourts.gov.

TORRENT ENERGY CORPORATION
(Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Balance Sheets
(UNAUDITED)

	June 30,	March 31,
	2008	2008
ASSETS
Current Assets
Cash and cash equivalents	$55,455	$120,388
Joint venture receivables	5,313	-
Supplies inventory	22,154	75,790
Prepaid expenses and deposits	60,355	82,796

Total Current Assets	143,277	278,974

Oil and gas properties, unproven (Note 5 )	35,136,908	35,055,328
Other assets, net of depreciation of $108,996 (March 31, 2008 - $103,074)	68,371	115,445

Total Assets	$35,348,556	$35,449,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Borrowings under Debtor-in-Possession credit facility (Note 6)	$551,717	$-
Accounts payable	192,056	869,866
Accounts payable – related parties (Note 4)	33,565	153,324
Convertible Series E preferred stock subject to mandatory redemption, 20,950 shares outstanding (Note 8)	-	20,950,000
Preferred stock dividends payable	-	1,683,777
Notes payable – related parties	-	100,318
Current portion of long-term note	-	15,625

Total Current Liabilities	777,338	23,772,910

Long-term Liabilities
Asset retirement obligation	77,920	76,332

Liabilities Subject to Compromise (Note 7)	23,947,059	-

Total Liabilities	24,802,317	23,849,242

Commitments and Contingencies (Note 9)	-	-

STOCKHOLDERS’ EQUITY

Share Capital
Convertible Series E preferred stock, $0.01 par value, 25,000 shares authorized, 25,000 shares issued and 20,950 outstanding (2007 – 21,650)	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 41,732,547 shares issued and outstanding	41,733	41,733

Additional paid in capital	37,713,491	37,691,051

Deficit accumulated during the exploration stage	(27,208,985)	(26,132,279)
Total stockholders’ equity	10,546,239	11,600,505
Total liabilities and stockholders’ equity	$35,348,556	$35,449,747

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2008
(UNAUDITED)

					Deficit
				Share	accumulated	Total
			Additional	subscriptions	during	Stockholders’
	Common Stock		paid-in	received/	exploration	equity
	Shares	Amount	capital	(receivable)	stage	(deficit)

Stock issued for cash at $0.001 per share in October 2001	5,425,000	$5,425	$-	$-	$-	$5,425
Stock issued for intangible asset acquisition at $0.001 per share in October 2001	200,000	200	-	-	-	200
Issued 1,440,000 common stock at $0.001 per share in October 2001	1,440,000	1,440	-	(1,440)	-	-
Stock issued at $0.50 per share in November 2001	675,000	675	336,825	(337,500)	-	-
Stock issued for cash at $0.50 per share in January 2002	390,000	390	194,610	-	-	195,000
Net(loss)for the period	-	-	-	-	(112,434)	(112,434)
Balance, March 31, 2002	8,130,000	8,130	531,435	(338,940)	(112,434)	88,191

Stock issued for cash at $0.25 to $0.50 per share in April 2002	130,000	130	39,870	-	-	40,000
Recapitalization to effect the acquisition of iRV, Inc.	1,446,299	1,446	(1,446)	-	-	-
Acquisition of MarketEdge Direct	-	-	-	337,500	-	337,500
Proceeds of share subscription	-	-	-	1,440	-	1,440
Return of stocks in connection with disposal of MarketEdge Direct	(540,000)	(540)	(358,042)	-	-	(358,582)
Proceeds of 96,000 share subscription at $0.40 to $0.50 per share	-	-	-	40,500	-	40,500
241,020 shares allotted for services rendered at $0.10 to $0.40 per share	-	-	33,306	-	-	33,306
Net (loss) for the year	-	-	-	-	(396,277)	(396,277)
Balance, March 31, 2003	9,166,299	9,166	245,123	40,500	(508,711)	(213,922)

Stocks issued for services rendered and recorded in fiscal year 2004	241,020	241	(241)	-	-	-
Stocks issued at $0.40 to $0.50 per share	96,000	96	40,404	(40,500)	-	-
Stocks issued for conversion of debt at $0.10 per share in February 2004	510,000	510	50,490	-	-	51,000
Stocks issued for cash at $0.10 per share in February and March 2004	1,200,000	1,200	118,800	-	-	120,000
Stocks issued for exercise of stock options at $0.10 per share in February and March 2004	960,000	960	95,040	-	-	96,000
Issuance of stock options as compensation	-	-	195,740	-	-	195,740
Forgiveness of debt – related party	-	-	110,527	-	-	110,527
Net (loss) for the year	-	-	-	-	(374,606)	(374,606)
Balance, March 31, 2004	12,173,319	$12,173	$855,883	$-	$(883,317)	$(15,261)

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2008
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
(Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2008
(UNAUDITED)

								Deficit
								accumulated	Total
	Series B		Series C				Additional	during	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		paid-in	exploration	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	(deficit)
Stock issued for conversion of Series B preferred stock at prices ranging from $0.77 to $1.20 per share	(1,700)	$(17)	-	$-	1,795,254	$1,795	$(1,778)	$-	$-
Accretion of Series B preferred stock beneficial conversion feature	-	-	-	-	-	-	-	(105,081)	(105,081)
Common stock issued for cashless exercise of stock options	-	-	-	-	89,502	89	(89)	-	-
Cancellation of stock options as compensation	-	-	-	-	-	-	(99,641)	-	(99,641)
Common stock issued for exercise of warrants ranging from $0.50 to $0.55 per share	-	-	-	-	328,571	329	168,956	-	169,285
Common stock issued at $2 per share under a private placement in July 2005, net of issuance cost	-	-	-	-	1,650,000	1,650	3,273,350	-	3,275,000
Series C preferred stock issued under a private placement at $1,000 per Series C share in July 2005, net of issuance costs	-	-	12,500	125	-	-	11,551,875	-	11,552,000
Beneficial conversion feature on convertible Series C preferred stock	-	-	-	-	-	-	845,763	-	845,763
Accretion of Series C preferred stock beneficial conversion feature	-	-	-	-	-	-	-	(845,763)	(845,763)
Series C stock dividend	-	-	-	-	-	-	-	(308,442)	(308,442)
Common stock issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	-	-	(4,125)	(41)	2,083,614	2,084	(2,043)	-	-
Common stock issued for acquisition of oil and gas properties at $0.38 per share in February 2007	-	-	-	-	600,000	600	227,400	-	228,000
Stock based compensation for the period	-	-	-	-	-	-	2,075,422	-	2,075,422
Net (loss) for the period	-	-	-	-	-	-	-	(4,036,286)	(4,036,286)
Balance, March 31, 2006	-	$-	8,375	$84	27,531,907	$27,532	$26,452,458	$(8,880,349)	$17,599,725

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2008
(UNAUDITED)

								Deficit
								accumulated	Total
	Series C		Series E				Additional	during	Stockholder's
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	exploration	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stage	(Deficit)
Beneficial conversion feature on convertible Series C preferred stock	-	$-	-	$-	-	$-	$710,110	$-	$710,110
Accretion of Series C beneficial conversion feature	-	-	-	-	-	-	-	(710,110)	(710,110)
Series C stock dividend	-	-	-	-	-	-	-	(35,270)	(35,270)
Common Stock Issued for conversion of Series C preferred stock ranging from $1.64 to $2.27 per share	(8,375)	(84)	-	-	5,339,320	5,339	(5,255)	-	-
Common Stock Issued in lieu of cash dividend on Series C preferred stock at a price of $1.50 per share	-	-	-	-	228,714	229	343,483	-	343,712
Series E preferred stock issued under Private Placement at $1,000 per Series E share net of issuance costs	-	-	25,000	250	-	-	23,114,750	-	23,115,000
Convertible Series E preferred stock reclassed to liability per SFAS No. 150	-	-	(2,350)	(24)	-	-	(2,349,976)	-	(2,350,000)
Series E stock dividend	-	-	-	-	-	-	-	(660,069)	(660,069)
Stock based compensation for the period	-	-	-	-	-	-	2,465,796	-	2,465,796
Common stock issued for services	-	-	-	-	125,000	125	227,375	-	227,500
Exercise of stock options	-	-	-	-	200,000	200	165,800	-	166,000
Net (Loss) for the Period	-	-	-	-	-	-	-	(6,359,978)	(6,359,978)
Balance, March 31, 2007	-	$-	22,650	$226	33,424,941	$33,425	$51,124,541	$(16,645,776)	$34,512,416

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from October 8, 2001 (inception) to June 30, 2008
(UNAUDITED)

						Deficit
						accumulated	Total
	Series E				Additional	during	Stockholders'
	Preferred Stock		Common Stock		Paid-In	exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Common Stock issued for settlement of Series E Preferred Stock liability at $0.50 per share	-	$-	8,100,000	$8,100	$8,433,900	$-	$8,442,000
Common Stock issued in lieu of cash dividends on Series E Preferred Stock at a price of $0.50 per share	-	-	162,606	163	153,471	-	153,634
Convertible Series E Preferred Stock reclassified to current liability per SFAS No. 150	(22,650)	(226)	-	-	(22,649,774)	-	(22,650,000)
Series E Preferred Stock dividend	-	-	-	-	-	(791,689)	(791,689)
Stock based compensation for the period	-	-	-	-	606,458	-	606,458
Exercise of stock options in December 2007	-	-	45,000	45	22,455	-	22,500
Net (Loss) for the Period	-	-	-	-	-	(8,694,814)	(8,694,814)
Balance, March 31, 2008	-	-	41,732,547	41,733	37,691,051	(26,132,279)	11,600,505

Stock based compensation for the period	-	-	-	-	22,440	-	22,440

Net (Loss) for the Period	-	-	-	-	-	(1,076,706)	(1,076,706)
Balance, June 30, 2008	-	$-	41,732,547	$41,733	$37,713,491	$(27,208,985)	$10,546,239

The accompanying notes are an integral part of these consolidated financial statements.

TORRENT ENERGY CORPORATION
(Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Operations
(UNAUDITED)

	Cumulative October 8, 2001 (inception) to June 30, 2008	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Expenses
Consulting and director’s fees (Note 4)	$2,830,136	$27,824	$145,675
Payroll expense	2,174,690	100,196	361,466
Stock based compensation	6,067,596	22,440	239,597
Investor relations	1,984,562	27,955	118,364
Depreciation	127,772	13,621	15,456
Insurance	500,952	39,338	45,855
Legal and accounting	1,383,040	40,399	62,119
Lease rental expense	193,713	-	-
Office and Miscellaneous	505,028	5,271	34,148
Rent	449,588	29,096	35,648
Shareholder relations	219,728	694	2,313
Telephone	195,435	4,076	17,695
Travel	941,138	4,618	76,806
Inventory shrinkage / write-down	721,321	-	-
Purchase investigation costs	103,310	-	-
Accretion expense	7,051	1,590	-
Operating (loss)	(18,405,060)	(317,118)	(1,155,142)
Other income (expense)
Interest income	533,110	359	58,682
Interest expense	(520,131)	(181,798)	(28,466)
Gain (Loss) on sale of equipment	(37,433)	(14,453)	-
Gain on settlement of debt	37,045	-	-
Loss on conversion of preferred stock	(4,464,329)	-	(2,609,029)
Write-off of goodwill	(70,314)	-	-
Loss from continuing operations	(22,927,112)	(513,010)	(3,733,955)
Reorganization items
Fees associated with the Debtor-in-Possession credit facility	(91,875)	(91,875)	-
Professional fees and Other	(471,821)	(471,821)	-
Net loss before discontinued operations	(23,490,808)	(1,076,706)	(3,733,955)
Net income from discontinued operations	21,082	-	-
Net loss and comprehensive loss for the period	(23,469,726)	(1,076,706)	(3,733,955)
Series B preferred stock dividend	(72,672)	-	-
Series C preferred stock dividend	(343,712)	-	-
Series E preferred stock dividend (Note 7)	(1,451,758)	-	(272,596)
Dividend accretion of Series B preferred stock beneficial conversion feature	(315,244)	-	-
Dividend accretion of Series C preferred stock beneficial conversion feature	(1,555,873)	-	-
Net loss for the period applicable to common stockholders	$(27,208,985)	$(1,076,706)	$(4,006,551)
Basic and diluted (loss) per share		$(0.03)	$(0.11)
Weighted average number of common shares outstanding		41,732,547	35,046,608

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
(Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(UNAUDITED)

	Cumulative October 8, 2001 (inception) to June 30, 2008	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Cash flows provided by (used in) operating activities
Net (loss) for the period	$(23,469,726)	$(1,076,706)	$(3,733,955)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation and amortization	127,772	13,621	15,456
- accretion of well-site restoration	7,051	1,590	-
- stock-based compensation	6,067,596	22,440	239,597
- loss on conversion of preferred stock	4,464,329	-	2,609,029
- interest expense on Series E Preferred Stock subject to mandatory redemption	488,387	175,062	28,466
- interest expense on related party notes	2,280	1,341	-
- interest expense on Debtor-in-Possession credit facility	3,424	3,424	-
- write down on supplies inventory	390,550	-	-
- foreign exchange	1,398	-	-
- write-off of goodwill	70,314	-	-
- debt forgiven	37,045	-	-
- loss (gain) on sale of equipment	37,433	14,453	-
- net income from the discontinued operations	(21,082)	-	-
- common shares issued for service rendered	195,306	-	-
- reversal of option expense charged for services	(99,641)	-	-
Changes in non-cash working capital items:
Joint venture receivables	(5,313)	(5,313)	(180,299)
Inventory	(412,704)	53,636	53,448
Prepaid expenses	(60,355)	22,440	32,896
Accounts payable and accrued expenses	509,095	249,336	134,830
Accrued expenses – related parties	144,040	(9,284)	(537)
Net cash used in operating activities	(11,522,801)	(533,960)	(801,069)

Cash flows provided by (used in) investing activities
Oil and gas properties	(33,491,798)	(95,041)	(2,519,452)
Loan	(62,684)	-	-
Proceeds from sale of equipment	45,215	19,000	-
Acquisition of other assets	(203,791)	-	(4,700)
Net cash used in investing activities	$(33,713,058)	$(76,041)	$(2,524,152)

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION
 (Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Consolidated Statements of Cash Flows (continued)
(UNAUDITED)

	Cumulative October 8, 2001 (inception) to June 30, 2008	Three Months Ended June 30 2008	Three Months Ended June 30, 2007
Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	$7,988,414	$-	$-
Net proceeds from issuance of Series B preferred stock	1,935,000	-	-
Net proceeds from issuance of Series C preferred stock	11,552,000	-	-
Net proceeds from issuance of Series E Preferred stock	23,115,000	-	-
Payment of Series B preferred stock dividend	(72,672)	-	-
Proceeds from promissory notes	30,000	-
Repayment of promissory notes	(92,500)	(3,125)	(6,250)
Proceeds from shareholder loan	80,000	-	-
Repayment of shareholder loan	(80,000)	-	-
Proceeds from issuance of related party loans	99,379	-	-
Proceeds from exercise of stock options	188,500	-	-
Proceeds from issuance of secured debt – prepetition	207,854	207,854	-
Repayment of secured debt - prepetition	(207,854)	(207,854)	-
Proceeds from borrowing under the Debtor-in-Possession credit facility	548,193	548,193	-
Net cash provided by (used in) financing activities	45,291,314	545,068	(6,250)
Increase (decrease) in cash and cash equivalents	55,455	(64,933)	(3,331,471)
Cash and cash equivalents, beginning of period	-	120,388	5,941,577
Cash and cash equivalents, end of period	$55,455	$55,455	$2,610,106

Supplemental cash flow information:
Interest paid	$13,013	$-	$-
Non-cash transactions:
Common stock issued pursuant to conversion of promissory note	$55,000	$-	$-
Common stock issued for investor relations services	$162,000	$-	$-
Common stock issued for prepaid technical services	$227,500	$-	$-
Forgiveness of accrued consulting fees payable to directors and officers	$110,527	$-	$-
Common stock issued for oil and gas properties	$684,000	$-	$-
Property acquired through issuance of note	$75,000	$-	$-
Payment of Series C dividends with issuance of common stock	$343,712	$-	$-
Payment of Series E dividends with issuance of common stock	$153,634	$-	$49,535
Common stock issued for settlement of Preferred Stock liability	$8,442,000	$-	$4,128,000

The accompanying notes are an integral part of these consolidated financial statements

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

Note 1.	Incorporation and Continuance of Operations

 Torrent Energy Corporation (the “Company” or “Torrent”) is an exploration stage company that, pursuant to shareholder approval on July 13, 2004, changed its name from Scarab Systems, Inc.   On June 2, 2008, the Company commenced Chapter 11 proceedings  by filing a voluntary petition for reorganization under the Bankruptcy Code, with the United States Bankruptcy Court for the District of Oregon (the “Bankruptcy Court”).   See Note 3 for additional information.

The Company has generated no revenue to date, has incurred ongoing operating losses, requires additional funds to meet its obligations and to maintain its operations and has been unable to meet certain mandatory redemptions under its convertible preferred stock arrangements. These circumstances, and the Company’s recent filing of the Chapter 11 Cases, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from an adverse outcome related to this uncertainty.

Note 2.	Summary of Significant Accounting Policies

a)           Principles of Consolidation

The accompanying unaudited consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. All significant intercompany balances and transactions have been eliminated.

b)           Principles of Accounting

The unaudited consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with the U.S. generally accepted accounting principles.  The financial statements have been prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of recurring losses from operations and working capital deficiency. The Company’s ability to continue as a going concern is also subject to our ability to complete a Plan of Reorganization, and to obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities. The Plan of Reorganization presents significant potential for dilution that impacts the Company’s ability to obtain funding from the sale of securities.

The Company’s future exploration activities will require  significant capital expenditures, which funding must be raised from outside sources.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict the Company’s ability to grow and  to continue to conduct business operations.  If the Company is unable to complete the Plan of Reorganization, or obtain additional financing in the future, it is likely that   exploration plans will be curtailed and the Company will possibly cease operations.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented have been included.  Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.  This interim unaudited financial information should be read in conjunction with the Company’s annual report for the year ended March 31, 2008, as filed on Form 10-K.

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

These financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under Bankruptcy Code”, which is applicable to companies under Chapter 11 of the Bankruptcy Code.    Generally the SOP 90-7 does not change the manner in which financial statements are prepared. It does, however, require among other disclosures that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

Certain amounts reported in prior periods have been reclassified to conform to the disclosures in the current fiscal year.

c)           Joint Venture Receivables

The accompanying financial statements as of June 30 and March 31, 2008, include the wholly-owned accounts of the Company and its proportionate share of assets, liabilities and results of operations in the joint venture in which it participates. The Company has maintained a 60 percent majority ownership interest in properties in which joint venture participation exists and acts as the operator for the joint venture.  The Company incurs 100 percent of the expenses related to the joint venture and bills its Joint Venture Partner for 40 percent of applicable costs.

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

At June 30, 2008, net joint venture receivables were $5,313 (2007: $Nil).  At June 30 and March 31, 2008, the Company had established no allowance for bad debt, deeming its receivables as likely to be collected.

d)           Stock Subject To Mandatory Redemption

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  In applying SFAS 150, the Company has determined that all of the Series E Convertible Preferred Stock (“Series E Stock”) met the characteristics of a liability and, therefore, has been classified as a liability on the Company’s balance sheet as of March 31, 2008 and in liabilities subject to compromise at June 30, 2008. (See Note 8).

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

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

f)           Supplies inventory

Supplies inventory consist of primarily pipe, tubular materials and chemicals used in drilling operations.  Inventory accounting is based on the first-in, first-out cost method and is stated at the lower of cost or market.

g)           Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. Diluted loss per share is equivalent to basic loss per share because the stock options, warrants and convertible preferred stock to acquire common shares as disclosed in the notes are anti-dilutive.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Net Loss	$(1,076,706)	$(3,733,955)

Less Preferred stock dividends	-	(272,596)

Net loss applicable to common stockholders	$(1,076,706)	$(4,006,551)

Weighted Average Shares Outstanding	41,732,547	35,046,608

Basic and Diluted Earnings per Share	$(0.03)	$(0.11)

h)           Asset Retirement Obligations

It is the Company’s policy to recognize a liability for future retirement obligations associated with the Company’s oil and gas properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit-adjusted risk-free rate.  This liability is capitalized as part of the cost pool of the related asset and amortized using the units of production method.  The liability accretes until the Company settles the obligation.  At June 30, 2008, the Company’s estimated asset retirement obligation was $77,920.   This obligation will be settled at the end of the useful lives of the wells which is projected to be approximately 39 years.   This amount has been calculated using an inflation rate of 2.4% and discounted using a credit-adjusted risk-free interest rate of 8.35%.  The accretion expense for the three months ended June 30, 2008 was $1,590 (2007 – Nil).

i)           Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company will be required to adopt this statement effective at the beginning of its 2010 fiscal year.  The Company is evaluating the impact of the provisions of SFAS 160 on its consolidated balance sheets, results of operations or cash flows.

TORRENT ENERGY CORPORATION
(Debtor-In-Possession)
(formerly Scarab Systems, Inc.)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
June 30, 2008 and 2007
(UNAUDITED)

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (including Partial Cash Settlement)”, (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is evaluating the impact that this FSP will have on its consolidated financial position, results of operations or cash flows.

Note 3.	Chapter 11 Bankruptcy

On June 2, 2008, the Company commenced Chapter 11 proceedings (Case No. 08-32638) by filing a voluntary petition for reorganization under the Bankruptcy Code with the Bankruptcy Court.   Each of the Company’s subsidiaries, Methane Energy Corp. and Cascadia Energy Corp. (collectively referred to with the Company as the "Debtors"), also commenced a case under Chapter 11 of the Bankruptcy Code on the same day (together with the Company’s  filing, the “Chapter 11 Cases”).   On June 9, 2008, the Court entered an order fixing the last day to file proofs of claim against the Debtors as August 15, 2008.  On June 16, 2008, the Debtors filed their Joint Plan of Reorganization for Reorganizing Debtors and the Disclosure Statement Regarding Joint Plan of Reorganization for Reorganizing Debtors (the “Plan”).    A hearing on the adequacy of the Disclosure Statement is scheduled for September 18, 2008 at 9:30 a.m at the U.S. Bankruptcy Court in Portland, Oregon.

The Plan provides for the reorganization of the Debtors and the payment in full of each allowed claim against the Debtors, as set forth below.  The treatment of the two impaired classes of interests (Series E Preferred Interests and Common Shareholder Interests) will depend on the outcome of the Rights Offering (as described in more detail below and in the Plan).  This summary is based on the terms of the Plan as currently filed.  The Plan may be modified in accordance with section 1127 of the Bankruptcy Code, both prior to and after the Effective Date.

Rights Offering

If certain conditions are met under the Plan, our common shareholders will have the right, but not the obligation, to acquire equity securities in the reorganized Company pursuant to a proposed right offering (the “Rights Offering”).  The terms of the Rights Offering are set forth in Article VI and Exhibit A to the Plan.   The Rights Offering must be completed, if at all, on or prior to the Effective Date upon the satisfaction of certain conditions.  These include: (i) our common shareholders must consent to the conversion of the Series E Preferred Interest into senior secured convertible debt; (ii) our shareholders participate in the Rights Offering to an extent that the gross proceeds to the Debtors is equal to or more than $2,000,000, or such lesser amount as determined by the YA Global in its sole discretion; and (iii) the Bankruptcy Court must determine that the Rights Offering is exempt under Bankruptcy Code Section 1145.   Shareholders as of the record date, to be established by the Bankruptcy Court, are eligible to participate in the Rights Offering.

Section 1122 of the Bankruptcy Code requires that a plan of reorganization classify the claims of a debtor's creditors and the interests of its equity holders.  The Plan classifies the following separate classes and provides for the treatment summarized below:

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

Class	Summary of Treatment
DIP Lender Claim
The DIP Lender shall receive senior secured convertible debt of the Company in the amount of the DIP Lender Claim.  On the Effective Date, and from time to time thereafter, the DIP Lender, at its sole discretion, shall have the right to convert all or any portion of the senior secured convertible debt into common shares of the Company pursuant to the terms of the senior secured convertible debt.  Debtors estimate that the DIP Lender Claim will equal approximately $4,500,000 on the Effective Date.

Administrative Claims
Allowed Administrative Claims will receive cash equal to the unpaid portion of the claim that has come due for payment under any applicable order or law, unless otherwise agreed to by the holder of an Allowed Administrative Claim or order of the Bankruptcy Court.  Payment of allowed professional fee claims shall not exceed $250,000.  All Administrative Claims must be filed on or before the Administrative Claim Bar Date.

Priority Tax Claims
On the later of (a) the Effective Date; or (b) the date such claim becomes an Allowed Priority Tax Claim, each Allowed Priority Tax Claim shall receive full satisfaction, settlement, release and discharge with, (i) cash equal to the unpaid portion of such Allowed Priority Tax claim or (ii) such other treatment as agreed to by the parties.

Trustee Fee Claim	Trustee Fees will be paid by Debtors as they become due.

Class 1: Allowed Priority Claims (Unimpaired)
This Class consists of all Allowed Priority Claims against Debtors that are specified as having priority in Bankruptcy Code section 507, if any such claims still exist as of the Effective Date.  Unless otherwise agreed by the holder of any claim in this Class, each Allowed Claim under Bankruptcy Code section 507, which has not been satisfied as of the Effective Date, shall be paid in full in cash on the latest of: (a) the Effective Date; or (b) the date on which there is a final order allowing such claim.

Class 2: Allowed Unsecured Claims (Unimpaired)
This Class consists of all Allowed Unsecured Claims that are not entitled to priority, including, without limitation, claims arising from the rejection of executory contracts and the Gordian claim.  Claims in this class will be paid in full satisfaction, settlement, release and discharge either (i) in cash in the full amount of such Holder's Allowed Unsecured Claim, on or within three (3) Business Days of the Effective Date, (ii) pursuant to the terms of Debtors' obligations to the holder of such claim, or (iii) as may be agreed by Debtors and the holder of such claim.  A condition to confirmation of the Plan is that the aggregate amount of unsecured claims against Debtors does not exceed one million dollars ($1,000,000).

Class 3: Series E Preferred Shareholder Interests (Impaired)
If the Rights Offering conditions are satisfied or waived as provided in the Plan, Series E Preferred Shares shall be exchanged for Senior Secured Convertible Debt of the Company in the principal amount equal to the liquidation amount of the Series E Preferred Shares and accumulated dividends thereon.

If the Rights Offering conditions are not satisfied or waived, the Series E Preferred Shares shall be converted into 100% of the Company common shares, subject to certain terms.

Class 4: Common Shareholder Interests (Impaired)
On the Effective Date all common shareholders shall have the opportunity to participate in the purchase of the Company’s common shares in a Rights Offering.  If all the Rights Offering conditions are satisfied, or waived by the Debtors and the DIP Lender, as applicable, then each participating common shareholder shall receive the number of Company shares as subscribed to in the Rights Offering.  The Rights Offering shall be available to all common shareholders and must be completed by the ballot deadline.  Unless waived by the Debtor and the DIP Lender, common shareholders who do not participate in the Rights Offering will have their common shares canceled and shall not be entitled to, and shall not receive or retain any property or interest in property of the Company.

Class 5: Other Equity Interests
On the Effective Date, all other equity interests, as well as any and all securities, warrants, and options, shall be canceled and each holder shall not be entitled to receive any property of the Company.  Class 5 is deemed to have rejected the Plan and, therefore, holders of other equity interests are not entitled to vote to accept or reject the Plan.

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

The Plan has certain conditions precedent to the occurrence of the Plan’s Confirmation Date including: (a) entry of an order finding that the Disclosure Statement contains adequate information pursuant to Bankruptcy Code section 1126; (b) entry of a Final Order approving the DIP Loan; and (c) a determination that Debtors have no more than $1,000,000 in Allowed Unsecured Claims in the aggregate.

The above summary of the Plan’s Disclosure Statement describes the classification and treatment of Allowed Claims and Interests.  The Company reserves the right to modify the Plan in accordance with section 1127 of the Bankruptcy Code, both prior to and after the Effective Date.  In the event of any discrepancy or conflict between the summary include herein and the Plan itself, the Plan will control.  Claims to be paid in cash under the Plan will be paid from the proceeds of the Plan Funding or from the Rights Offering.

Note 4.	Related Party Transactions

During the three months ended June 30, 2008, the Company recorded expenses of $90,500 (2007 - $208,799) for consulting fees and salaries to directors and officers of the Company.  As of June 30, 2008, there were unpaid expense reimbursements owing to directors and officers of $9,270 (2007 - $8,008) and unpaid liabilities for salaries and consulting services totaling $76,429 (2007 - $Nil).  At June 30, 2008 and March 31, 2008, the Company owed John D. Carlson, President, Chief Executive Officer and Director of the Company, $60,000 for payments he made directly to the Company’s law firm on its behalf for services rendered relating to the Chapter 11 Cases.  Subject to per claimant and other limitations, officers and directors may present a priority claim to the Company in a filing under the Bankruptcy Code.  The total of priority claims for officers and directors at June 30, 2008 has been presented on the Consolidated Balance Sheets as Accounts payable – related parties and is not expected to be subject to compromise.  The remainder of the obligations to officers and directors are expected to be subject to compromise and are presented on the Consolidated Balance Sheet for June 30, 2008 as liabilities subject to compromise.  See Note 7 for additional information.

On February 1, 2008, Mr. Carlson loaned $50,000 to the Company and the Company issued a short-term promissory note to Mr. Carlson.  On March 1, 2008, Mr. Carlson loaned the Company an additional $25,000 in exchange for cancellation of the previous short-term note and issuance of a new short-term promissory note with a principal balance of $75,318.  On March 12, 2008, William A. Lansing, then chairman of the Company’s board of director, loaned $25,000 to the Company and the Company issued a short-term promissory note to Mr. Lansing.  Interest on the promissory notes (collectively, the “Notes”) accrues from the date of issuance at the rate of eight percent (8%) per annum; however, as of June 2, 2008, the Company ceased accruing interest on these obligations as a result of the filing of the Chapter 11 Cases. Repayment of principal, together with accrued interest, may be made at any time without penalty. In the event that any amount payable under the Notes is not paid in full when due, the Company shall pay, on demand, interest on such amount at the rate of twelve percent (12%) per annum. Upon any "Event of Default," as defined in the Notes, the entire unpaid balance of the applicable promissory note may be declared immediately due and payable by the noteholder; however, this action may be stayed as a result of the Chapter 11 Cases.  As of June 30, 2008 and March 31, 2008, there was $75,318 and $25,000 payable outstanding under the Notes to Messrs. Carlson and Lansing, respectively, excluding accrued interest payable.  These amounts are presented on the Consolidated Balance Sheet for June 30, 2008 as liabilities subject to compromise.  See Note 7 for additional information.

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

Note 5.	Oil and Gas Properties, Unproven

The Company’s oil and gas properties are currently unproven and ongoing exploration activities are planned and will require the additional significant expenditures for the fiscal year ending March 31, 2009, which funding must be raised from external sources.  These exploration activities include formation stimulation and production testing of existing wells drilled in our Coos Bay project and formation coring and gas desorption testing of wells still to be drilled in our Chehalis project.  Assuming that additional funding from external sources is obtained, management estimates that it will take approximately six to twelve months to complete the first phase of exploration activities on certain of its unproved properties and at that time an assessment will be made for reclassification of a portion of the unproved reserves to proved reserves.  Once properties have been classified as proven, then certain of the costs incurred would be included in the amortization computation.

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

Chehalis Basin Property. On August 12, 2005, Cascadia Energy Corp. entered into a joint venture agreement (“Joint Venture”) with St. Helens Energy LLC (“St. Helens”), a 100% owned subsidiary of Comet Ridge Limited, an Australian coal seam gas exploration company, which is listed on the Australian Stock Exchange.  Pursuant to this agreement, Cascadia Energy Corp. will serve as operator of the Joint Venture with a 60% interest in the Joint Venture; while St. Helens will actively assist in evaluating the Chehalis Basin property, developing exploratory leads and prospects, and providing 40% of the funding to pursue exploration and development of the prospect.  Cascadia Energy Corp. records its investment and related expenses associated with the Chehalis Basin project net of St. Helens’ contribution.

In October 2006 through May 2007, Cascadia Energy Corp. entered into three lease agreements with Weyerhaeuser totaling 36,991 acres, two of which required payment of upfront lease bonuses of $428,610 and one which requires annual lease payments of $1,275. Certain provisions of these agreements require Cascadia Energy Corp. to commence a well within the first two years of the lease, or the lease will terminate and the Company would be required to make a payment of $75,000 to Weyerhaeuser in May of 2009.

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

Since January 2006, Cascadia Energy Corp. has also acquired 23,735 acres from the State of Washington Trust. This acreage was acquired in lease auctions for aggregate lease consideration of $37,719, and has been included in the Chehalis Basin project.

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

The total costs incurred and currently excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Acquisition Costs	Exploration Costs				Development Costs
		Seismic and land	Drilling and gathering	Geological and geophysical			Total
Coos Bay Basin Property
Three months Ended
June 30, 2008	$-	$41,003	$38,688	$-	$	Nil	$79,691
Inception through March 31, 2008	984,000	1,511,902	29,031,799	1,674,738		Nil	33,202,439
Total	$984,000	$1,552,905	$29,070,487	$1,674,738	$	Nil	$33,282,130
Chehalis Basin Property
Three months Ended June 30, 2008	$-	$1,110	$779	$-	$	Nil	$1,889
Inception through March 31, 2008	-	922,110	744,788	185,991		Nil	1,852,889
Total	$-	$923,220	$745,567	$185,991	$	Nil	$1,854,778
Total Oil and Gas Properties	$984,000	$2,476,125	$29,816,054	$1,860,729	$	Nil	$35,136,908

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

Note 6.	Debtor-in-Possession Credit Agreement and Other Borrowings

In connection with the Chapter 11 Cases, on June 6, 2008, the Company entered into a senior secured super-priority debtor-in-possession credit and guaranty agreement (the "DIP Credit Agreement") with YA Global Investments, L.P. (formerly Cornell Capital Partners, L.P.) ("YA Global" or "Lender").  The DIP Credit Agreement was approved on an interim basis by the Bankruptcy Court the same day.  The Bankruptcy Court entered an order approving the DIP Credit Agreement on July 11, 2008.   The DIP Credit Agreement provides for a $4.5 million term loan under which Lender may advance funds to us (the "Loan ").  The proceeds of the Loan are expected to be used for working capital purposes, including payment of professional services fees, wages, salaries, and other operating expenses, payment of certain subsidiary debt, and other purposes, as approved by Lender.  Additionally, the first borrowing under this DIP Credit Agreement that occurred on June 10, 2008 included the repayment of a promissory note issued by the Company to YA Global on May 15, 2008, in the amount of $207,854 plus accrued interest of $1,871.   As of June 30, 2008, the Company had borrowed $548,193 under this DIP Credit Agreement.

Advances under the DIP Credit Agreement bear interest at the lower of twelve percent (12%) per annum or the highest rate of interest permissible under law.  The Loan will mature on the earliest of (a) the date which is the one year anniversary of the DIP Credit Agreement, (b) the date of termination of the Loan in connection with Lender's rights upon an Event of Default (as defined in the DIP Credit Agreement), (c) the close of business on the first business day after the entry of the final order by the Bankruptcy Court, if the Company has not paid Lender the fees required under the DIP Credit Agreement, (d) the date a plan of reorganization confirmed in the Chapter 11 Cases becomes effective that does not provide for the payment in full of all amounts owed to Lender under the DIP Credit Agreement, (e) the date of the closing of a sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code,  and (f) the effective date of a plan of reorganization or arrangement in the Chapter 11 Cases.  If the Loan is repaid prior to the one year anniversary of the date of the DIP Credit Agreement, the Company will be required to pay to Lender a prepayment fee in an amount equal to one percent (1%) of such prepayment.

Upon the occurrence of an Event of Default, all amounts owing under the DIP Credit Agreement will bear interest at the rate of the lower of seventeen percent (17%) or the maximum rate permitted by law per annum, and Lender may declare all outstanding obligations immediately due and payable.  Lender has a right of first refusal to provide exit financing to the Company.

Note 7.	Liabilities Subject to Compromise

As a result of the Company’s filings of the Chapter 11 Cases, the payment of certain prepetition indebtedness is subject to compromise or other treatment under the Plan of Reorganization and requires approval by the Court.   Generally, any actions to enforce payment or settlement are stayed.   Listed below are the liabilities subject to compromise as of June 30, 2008.

	June 30, 2008	March 31, 2008

Accounts payable	$913,586	$-
Accounts payable – related parties	111,816	-
Series E convertible preferred stock subject to mandatory redemption	20,950,000	-
Preferred stock dividends payable	1,858,839	-
Notes payable	12,500	-
Notes payable – related parties	100,318	-
Total	$23,947,059	$-

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

The Company’s liabilities subject to compromise are unsecured pre-petition obligations that may be settled for less than the carrying amount, depending on the approved Plan of Reorganization upon the resolution of the Chapter 11 Cases.  The Company is continuing its efforts to complete its Plan of Reorganization, at which time it will propose a settlement of all of its pre-petition liabilities, including the liabilities subject to compromise.  The Plan of Reorganization is subject to approval by the Bankruptcy Court.  See Note 3 for further discussion.

Note 8.	Series E Convertible Preferred Stock

On June 28, 2006, the Company closed a private placement agreement with YA Global under which it sold 25,000 shares of its Series E Convertible Preferred Stock at $1,000 per share (the “Series E Stock).  The Series E Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation.  No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series E Stock for such year are likewise declared and paid or set apart for payment.  No declared and unpaid dividends shall bear or accrue interest.  Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series E Stock shall be entitled to receive out of the assets of the Company an amount equal to $1,000 per share of the Series E Stock plus all declared and unpaid dividends thereon, for each share of Series E Stock held by them.

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

As a condition of the Series E Stock, the Company filed a registration statement (the “Registration Statement”)  registering  15,000,000 shares of common stock into which the Series E Stock would be converted.  This Registration Statement was declared effective on February 9, 2007.  Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares to facilitate our compliance with a revision of SEC guidelines related to the form of our registration.  On November 9, 2007, this Registration Statement became ineffective since the Company did not file a post effective amendment as the information contained therein did not include the latest available certified financial statements as of a date not more than 16 months old.   Net proceeds from the Series E Stock received during the fiscal year ended March 31, 2007 was $23,115,000, after the payment of issuance costs of $1,885,000.

Beginning December 1, 2006, the Company had mandatory redemption requirements equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ended August 1, 2008.   On February 12, 2008, YA Global delivered to the Company a Notice of Default under the Series E Stock agreement, alleging that one or more defaults occurred under the Investment Agreement and related transaction documents, including:  (i) the Company's failure to make mandatory redemption payments on each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008; (ii) the Company's and its subsidiaries' inability to pay their debts generally as they become due; and (iii) the Company's failure to maintain the effectiveness of the registration statement filed pursuant to the Investor Registration Rights Agreement to which the Company and YA Global are parties.

TORRENT ENERGY CORPORATION (Debtor-In-Possession) (formerly Scarab Systems, Inc.) (An exploration stage enterprise) Notes to Consolidated Financial Statements June 30, 2008 and 2007 (UNAUDITED)

Based on the alleged defaults, and pursuant to the terms of the Investment Agreement and related transaction documents, YA Global demanded that the Company redeem all of YA Global's shares of Series E Convertible Preferred Stock for the full liquidation amount, plus accumulated and unpaid dividends thereon.  From November 1, 2007 through June 2, 2008, the date at which the Company filed Chapter 11, the Company was in negotiations with YA Global to amend the terms of the Series E Stock.

At June 30, 2008, as a result of the event of default that occurred on February 12, 2008 as noted above, the Company has classified all of the Series E outstanding balance and unpaid dividends as a liability subject to compromise.   For the three months ended June 30, 2008, all dividends accrued prior to filing for Bankruptcy have been classified as interest expense totaling $175,062 (2007: Nil).

As part of the Company’s Chapter 11 Cases, the Company has filed a Joint Plan of Reorganization that if approved would allow for the exchange of the Series E preferred stock and accrued dividends to senior secured convertible debt of the reorganized company.

Note 9.	Contingencies

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

As a result of its decision to file the Chapter 11 Cases the Company exercised its right to terminate the Engagement Letter between the Company and Gordian on May 30, 2008.  In the Company's bankruptcy schedules, as amended, Gordian has been listed as an unsecured creditor with a disputed, contingent unliquidated claim.  On August 11, 2008, Gordian filed a proof of claim with the US Bankruptcy Court in the amount of $1,357,000.    As of June 30, 2008, no transaction fee has been paid and no common shares of the Company have been issued to Gordian.    As of August 14th, the Company cannot reasonably estimate the fee, if any, that may be payable to Gordian under this Engagement Letter.  No amount has been accrued for this contingency as of June 30, 2008 (2007:  Nil).

Note 10.	Subsequent Events

In August 2008, the Company retained Baker Energy Services of Sheridan, Wyoming, to provide field management services with respect to a well work-over and fracture stimulation program scheduled for up to five wells located in the Company’s Westport area in Coos Bay, Oregon.  The proposed fracture stimulation program is expected to commence in mid-August 2008 and will include injection of proppant sand and a variety of stimulation fluids to test and determine the most effective fracture stimulation technique for use in subsequent wells. Following the stimulation program, the five wells will be placed on a testing program to first recover the injected stimulation fluids then commence a two month period of reservoir production analysis.  As of August 14, 2008, $1,640,000 has been advanced to Baker Energy Services for the fracture stimulation program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Proceedings Under Chapter 11 of the Bankruptcy Code

The following discussion provides general background information regarding our bankruptcy cases and is not intended to be an exhaustive description.    Access to documents filed with the U.S. Bankruptcy Court and other general information about the U.S. bankruptcy cases is available at www.orb.uscourts.gov.  The content of the foregoing website is not a part of this report.

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

In connection with the Chapter 11 Cases, on June 6, 2008, we entered into a senior secured super-priority debtor-in-possession credit and guaranty agreement (the “DIP Credit Agreement”) among the Company and its subsidiaries, as Guarantors, and YA Global Investments, L.P., as lender (" YA Global "). On June 16, 2008, we filed with the Bankruptcy Court our Joint Plan of Reorganization for Reorganizing the Debtors and a Disclosure Statement Regarding Joint Plan of Reorganization for Reorganizing the Debtors (the”Plan”).  The Bankruptcy Court entered an order approving the DIP Credit Agreement on July 11, 2008.  In addition to the DIP Credit Agreement, the Plan also includes a rights offering, under which current shareholders of the Company will have the opportunity to purchase additional new equity of the Company (the "Rights Offering"), subject to Bankruptcy Court approval and other conditions.

We are operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code and are currently seeking the requisite acceptance of the Plan by creditors, equity holders and third parties and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.   We have the right to amend or modify the Plan in accordance with section 1127 of the Bankruptcy Code, both prior to and after the Effective Date.

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

Through one of our wholly owned subsidiaries, Methane Energy Corp., we now hold leases to approximately 118,000 acres of prospective coalbed methane lands in the Coos Bay Basin.  Methane Energy Corp. operates the exploration project in the Coos Bay Basin.  Through our other wholly-owned subsidiary, Cascadia Energy Corp., we are evaluating approximately 76,000 acres under private and state leases located in the Chehalis Basin.

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

The Coos Bay Basin is basically a structural basin formed by folding and faulting and contains a thick section of coal-bearing sediments.  Coal-bearing rocks contained within the Coos Bay Basin form the Coos Bay Coal field.  Coal mining from the Coos Bay field began in 1854 and continued through the mid 1950’s.  Much of the coal was shipped to San Francisco.  Since mining activity ended several companies such as Sumitomo, Shell and American Coal Company have done exploratory work and feasibility studies on the Coos Bay Coal Field but no mining operations were conducted.  In addition, approximately 20 exploratory oil and/or gas wells have been drilled in the Coos Bay basin during the years 1914 to 1993.  Many of these wells encountered gas shows in the coal seams that were penetrated during drilling.

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

In August 2008, the Company retained Baker Energy Services of Sheridan, Wyoming, to provide field management services with respect to a well work-over and fracture stimulation program scheduled for up to five wells located in the Company’s Westport area in Coos Bay, Oregon. The proposed fracture stimulation program is expected to commence in mid-August 2008 and will include injection of proppant sand and a variety of stimulation fluids to test and determine the most effective fracture stimulation technique for use in subsequent wells. Following the stimulation program, the five wells will be placed on a testing program to first recover the injected stimulation fluids then commence a two month period of reservoir production analysis.   As of August 14, 2008, $1,640,000 has been advanced to Baker Energy Services for the fracture stimulation program.

Fracture stimulation is a common operation performed on both conventional and unconventional gas reservoirs including coal bed methane projects. To date, none of the Company’s wells have been treated with a fracture stimulation utilizing a proppant. The purpose of the fracture stimulation program is to increase permeability within the reservoir and enhance well productivity.   A successful fracture stimulation program is key to confirming the “proof of concept” of the Company’s coal bed methane project in Coos Bay, Oregon.

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

Subject to available funding, the Company plans to continue exploration work in 2009 after the Coos Bay Westport project area work has been evaluated.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

The continuation of our business is dependent on obtaining successfully completing our Plan of Reorganization, positive results from exploratory activities, and achieving a profitable level of business.   The Company’s future exploration activities will require the significant capital expenditures, which funding must be raised from outside sources.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations.  If the Company is unable to complete the Plan of Reorganization, or obtain additional financing in the future, we will likely be required to further curtail our exploration plans and possibly cease our operations. Any additional equity financing may result in substantial dilution to our then existing shareholders.

Land Acquisition and Exploration Activities

We currently lease approximately 107,000 acres in the Coos Bay Basin of Oregon and 76,000 acres in the Chehalis Basin of Washington.

In August 2008, the Company retained Baker Energy Services of Sheridan, Wyoming, to provide field management services with respect to a well work-over and fracture stimulation program scheduled for up to five wells located in the Company’s Westport area in Coos Bay, Oregon. The proposed fracture stimulation program is expected to commence in mid-August 2008 and will include injection of proppant sand and a variety of stimulation fluids to test and determine the most effective fracture stimulation technique for use in subsequent wells. Following the stimulation program, the five wells will be placed on a testing program to first recover the injected stimulation fluids then commence a two month period of reservoir production analysis.   As of August 14, 2008, $1,640,000 has been advanced to Baker Energy Services for the fracture stimulation program.

The Company plans to continue exploration work in 2009 after the Coos Bay Westport project area work has been evaluated.

LIQUIDITY AND CAPITAL RESOURCES

Over the past year we have been searching for new sources of capital, which is necessary to fund a fracing program and other pre-production operations.  We were unable to conclude a new long-term financing agreement and on June 2, 2008, we commenced the Chapter 11 Cases.

In connection with the Chapter 11 Cases, on June 6, 2008, the Company entered into a senior secured super-priority debtor-in-possession credit and guaranty agreement (the “DIP Credit Agreement”) with YA Global.  The DIP Credit Agreement was approved on an interim basis by the Bankruptcy Court the same day.  The Bankruptcy Court entered an order approving the DIP Credit Agreement on July 11, 2008.   The DIP Credit Agreement provides for a $4.5 million term loan under which Lender may advance funds to us (the "Loan ").  The proceeds of the Loan are expected to be used for working capital purposes, including payment of professional services fees, wages, salaries, and other operating expenses, payment of certain subsidiary debt, and other purposes, as approved by Lender.  Additionally, the first borrowing under this DIP Credit Agreement that occurred on June 10, 2008 included the repayment of a promissory note issued by the Company to YA Global on May 15, 2008, in the amount of $207,854 plus accrued interest of $1,871.

Advances under the DIP Credit Agreement bear interest at the lower of twelve percent (12%) per annum or the highest rate of interest permissible under law.  The Loan will mature on the earliest of (a) the date which is the one year anniversary of the DIP Credit Agreement, (b) the date of termination of the Loan in connection with Lender's rights upon an Event of Default (as defined in the DIP Credit Agreement), (c) the close of business on the first business day after the entry of the final order by the Bankruptcy Court, if the Company has not paid Lender the fees required under the DIP Credit Agreement, (d) the date a plan of reorganization confirmed in the Chapter 11 Cases becomes effective that does not provide for the payment in full of all amounts owed to Lender under the DIP Credit Agreement, (e) the date of the closing of a sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code,  and (f) the effective date of a plan of reorganization or arrangement in the Chapter 11 Cases.  If the Loan is repaid prior to the one year anniversary of the date of the DIP Credit Agreement, the Company will be required to pay to Lender a prepayment fee in an amount equal to one percent (1%) of such prepayment.

Upon the occurrence of an Event of Default, all amounts owing under the DIP Credit Agreement will bear interest at the rate of the lower of seventeen percent (17%) or the maximum rate permitted by law per annum, and Lender may declare all outstanding obligations immediately due and payable.  Lender has a right of first refusal to provide exit financing to the Company.   At June 30, 2008, we had borrowed $548,193 under this DIP Credit Agreement and as of August 14, 2008, we had borrowed  a total of $2,460,685 under the DIP Credit Agreement.

If we are unable to complete the Plan of Reorganization, we will likely be required to cease our operations and liquidate our assets.   Even if we are successful in completing our Plan of Reorganization our future exploration activities will require the significant capital expenditures, which funding must be raised from outside sources.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations.   Any additional equity financing may result in substantial dilution to our then existing shareholders.

Our cash on hand was $55,455 as of June 30, 2008, compared to $120,388 at March 31, 2008.  At June 30, 2008, we had liabilities subject to compromise of $23,947,059 including $22,808,839 of outstanding Series E Stock and related accrued dividends.  We had a  working capital deficit of $634,061 exclusive of the liabilities subject to compromise, as compared to a working capital deficit of  $2,939,936 at March 31, 2008.  Continuation of our current operations is contingent upon completing the Plan of Reorganization and obtaining additional funding.  During the three months ended June 30, 2008, we expended cash of $95,041 on our Coos Bay and Chehalis Basin projects compared to $2,519,452 during the three months ended June 30, 2007.

Series E Convertible Preferred Stock

On June 28, 2006, the Company closed a private placement agreement with YA Global under which it sold 25,000 shares of its Series E Stock at $1,000 per share. The Series E Stock is senior to the common stock with respect to the payment of dividends and other distributions on the capital stock of the Company, including distribution of the assets of the Company upon liquidation.  No cash dividends or distributions shall be declared or paid or set apart for payment on the common stock in any year unless cash dividends or distributions on the Series E Stock for such year are likewise declared and paid or set apart for payment.  No declared and unpaid dividends shall bear or accrue interest.  Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary before any distribution or payment shall be made to any of the holders of common stock or any series of preferred stock, the holders of Series E Stock shall be entitled to receive out of the assets of the Company an amount equal to $1,000 per share of the Series E Stock plus all declared and unpaid dividends thereon, for each share of Series E Stock held by them.

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

As a condition of the Series E Stock, the Company filed a registration statement (the “Registration Statement”)  registering  15,000,000 shares of common stock into which the Series E Stock would be converted.  This Registration Statement was declared effective on February 9, 2007.  Subsequently, the Series E Stock investor agreed to an initial registration of 10,000,000 shares to facilitate our compliance with a revision of SEC guidelines related to the form of our registration.  On November 9, 2007, this Registration Statement became ineffective since the Company did not file a post effective amendment as the information contained therein did not include the latest available certified financial statements as of a date not more than 16 months old.   Net proceeds from the Series E Stock received during the fiscal year ended March 31, 2007 was $23,115,000, after the payment of issuance costs of $1,885,000.

Beginning December 1, 2006, the Company had mandatory redemption requirement equal to the pro rata amortization of the remaining outstanding Series E Stock over the period that ended August 1, 2008.   On February 12, 2008, YA Global delivered to the Company a Notice of Default under the Series E Stock agreement, alleging that one or more defaults occurred under the Investment Agreement and related transaction documents, including:  (i) the Company's failure to make mandatory redemption payments on each of November 1, 2007, December 1, 2007, January 1, 2008 and February 1, 2008; (ii) the Company's and its subsidiaries' inability to pay their debts generally as they become due; and (iii) the Company's failure to maintain the effectiveness of the registration statement filed pursuant to the Investor Registration Rights Agreement to which the Company and YA Global are parties.

Based on the alleged defaults, and pursuant to the terms of the Investment Agreement and related transaction documents, YA Global demanded that the Company redeem all of YA Global's shares of Series E Convertible Preferred Stock for the full liquidation amount, plus accumulated and unpaid dividends thereon.  From November 1, 2007 through June 2, 2008, the date at which the Company filed Chapter 11, the Company was in negotiations with YA Global to amend the terms of the Series E Stock. At June 30, 2008, as a result of the event of default that occurred on February 12, 2008 as noted above, the Company has classified all of the Series E outstanding balance and unpaid dividends as a liability subject to compromise.   For the three months ended June 30, 2008, all dividends accrued prior to filing for Bankruptcy have been classified as interest expense totaling $175,062 (2008: Nil; 2007: Nil).

As part of the Company’s Chapter 11 Cases, the Company has filed a Joint Plan of Reorganization that if approved would allow for the exchange of the Series E preferred stock and accrued dividends to senior secured convertible debt of the reorganized company.

Our Chapter 11 Cases filing, the trading price of our shares of common stock and a downturn in the United States stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the required funds, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.  If approval of our Plan of Reorganization is not achieved and if financing is not available or is not available on acceptable terms, we will most likely be required to cease operations.

RESULTS OF OPERATIONS

As we have remained in the early stages of development, we have not yet generated any revenues from our operations.

The results of operations include the results of our Company and its wholly owned subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., for the three months ended June 30, 2008 and 2007. During the three-months ended June 30, 2008 and 2007, we performed all of the administrative operations while the subsidiaries, Methane Energy Corp. and Cascadia Energy Corp., held the interests in the leases and operated the Coos Bay project and Chehalis Basin project, respectively.

For the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

In general, operating expenses for the three month period ended June 30, 2008 have been reduced to minimal levels to conserve  the Company’s working capital requirements while it sought to secure sufficient external funding necessary to fund the two projects. The most significant areas that reflect reduced spending as compared with a quarter one year ago are employee expense, stock compensation expense, consulting and director's fees, investor relations and travel expenses.  Other less significant operating expense variances during the current three-month period compared with the prior year quarter included accounting and legal fees, and office and miscellaneous costs.

Total operating expenses declined $838,024 for the three months ended June 30, 2008 when compared to same period one year earlier. The largest change occurred in employee expense which declined $261,271 reflecting a significant cutback in staff personnel.  Only clerical personnel have received salary increases since their corresponding hire dates.

Stock-based compensation expenses of $22,440 during the three months ended June 30, 2008 decreased by $217,157 from the same quarter a year ago of $239,597.  This decrease resulted from a decrease in the fair value per option and the elimination of stock option grants in the current period, both due largely to our financial position.

The expense for consulting and directors’ fees decreased by $117,851 from $145,675 for the three months ended June 30, 2007 to $27,824 for the three months ended June 30, 2008 primarily due to a reduction in the functions performed by the consultants, as these functions were either assumed by the increased full-time employees or were eliminated altogether.  In addition, we paid no directors fees for the current period as three of the outside directors resigned from service prior to fiscal year end 2008, and the fourth resigned during the current period.

Investor relations expense declined by $90,409 due to a significant curtailment in investor outreach activity.

Travel costs for the three months ended June 30, 2008 were $4,618 as compared with $76,806 for the same period a year ago.  The reduction in travel costs totaling $72,188 related to our holding additional office space at the sites, necessitating less travel and to our reduced activities in performing investor outreach.

Office and miscellaneous expenses for the three months ended June 30, 2008 were $5,271 as compared with $34,148 for the same period a year ago due primarily to the Company reducing staff personnel and curtailing all non-essential activities.  Legal and accounting expense declined by $21,720 with reduced financing activity occurring during the most recent quarter.

Our interest income decreased from $58,682 for the three months ended June 30, 2007 to $359 for the three months ended June 30, 2008.  The decrease in interest revenue of $58,323 was due to our draw-down of excess cash holdings to fund operations and project expenditures for the two sites.

For the three months ended June 30, 2007, we recorded a non-recurring loss on conversion of Series E Preferred Stock of $2,609,029, reflecting the difference between the $0.50 per common share conversion price and the market price of the common shares on the Series E Stock conversion dates.  There was not a similar conversion for the current quarter.

Our interest expense increased from $28,466 for the three months ended June 30, 2007 to $181,798 for the three months ended June 30, 2008.  The increase in interest expense of $153,332 was due primarily to the reclassification of dividend interest accrued related to our Series E Preferred Stock, which was reclassified from an equity instrument to a financial liability in accordance with Statement of Financial Accounting Standard No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.”

We incurred $563,696 in reorganization costs for the three months ended June 30, 2008, associated with our Chapter 11 Bankruptcy cases, which were filed during the current period.  These costs were primarily legal and other professional fees, both on our behalf and for the behalf of our Debtor-in-Possession lender.  No reorganization costs were incurred for the three months ended June 30, 2007.

For the three months ended June 30, 2007, we recorded $272,596 of dividend expense related to our Series E Stock, while no dividend expense was recorded in the current period due to the reclassification discussed above.

Net Loss for the Period. We recorded a net loss applicable to common stockholders of $1,076,706 for the three months ended June 30, 2008, compared with a net loss of $4,006,551 for the three months ended June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk

As of June 30, 2008, we had $55,455 in cash, cash equivalents and short term investments, of which $2,912 was held in our operating accounts and $52,543 was invested in time deposits with 30-day maturities. Based on sensitivity analyses performed on the financial instruments held as of June 30, 2008, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Price Risk

As of June 30, 2008, we have no coalbed methane gas production. At such time as we do record commercial production volumes of coalbed methane gas, we will be subject to commodity price risk related to the sale of such production. Prospectively, commodity prices received for our production will be based on spot prices applicable to natural gas, which are volatile, unpredictable, and beyond our control. Accordingly until such time as we establish measurable production volumes, our vulnerability to fluctuations in the price of natural gas is negligible.

Exchange Rate Sensitivity

As of June 30, 2008, our suppliers bill us for drilling and other operating costs almost exclusively in U.S. dollars. Accordingly, a 10% change in the U.S./Canadian exchange rate is not expected to have a material effect on our near term financial condition or results.

Item 4.	Controls and Procedures

As required under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president and chief executive officer and our chief financial officer.  Based upon that evaluation, our Company’s president and chief executive officer and our chief financial officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On June 2, 2008, the Company and its subsidiaries Methane Energy Corp. and Cascadia Energy Corp. commenced the Chapter 11 Cases by filing a voluntary petition for reorganization under the Bankruptcy Code with the United States Bankruptcy Court for the District of Oregon.  We are currently operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code.  As a result of the Chapter 11 Cases, pre-petition obligations, including obligations under debt instruments, generally may not be enforced against us, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court.

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

We have accumulated a deficit of $27,208,985 to June 30, 2008 and incurred net losses applicable to common shareholders of $ 1,076,706 for the three months ended June 30, 2008; and $4,006,551 for the three months ended June 30, 2007. We do not assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There is no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In the three months ended June 30, 2008, no shares of equity securities of the Company were issued.

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
10.20
Senior Secured, Super-priority Debtor-In-Possession Credit and Guaranty Agreement, dated as of June 6, 2008 between the Company as borrower, the Subsidiaries as guarantors and YA Global Investments L.P. (incorporated by reference from our Current Report on Form 8-K filed on July 16, 2008.)

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

TORRENT ENERGY CORPORATION

By:	/s/ John D. Carlson
John D. Carlson
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Peter J. Craven
Peter J. Craven
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 19, 2008