Form 10-Q
period 2015-05-31
1PM Industries
filed 2015-08-13
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________.

Commission File Number

1PM Industries, Inc.
(Exact name of registrant as specified in its charter)

Colorado	47-3278534
(State of Incorporation)	(I.R.S. Employer Identification No.)

312 S. Beverly Drive #3401, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

(424) 253-9991

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 15, 2015
Common stock, par value $0.0001 per share Series F Voting Preferred Stock, par value $0.0001 per share	100,092,395 4,000,000

1PM INDUSTRIES, INC.

FORM 10-Q

May 31, 2015

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Control and Procedures	14

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

PART I -- FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

1PM Industries, Inc.

Balance Sheets

(Unaudited)

	May 31, 2015	February 28, 2015
ASSETS:
Current assets:
Cash	$290	$1,500
Inventory	$1,931	$-
Total assets	$2,221	$1,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Accounts Payable	$1,000	$-
Long term liabilities:
Note payable - Related Party, net of discount $10,597 and $11,477 respectfully	15,403	13,523
Total liabilities	$16,403	$13,523

Stockholders' Deficit:
Series F Preferred Stock, Par Value $.0001, 5,000,000 shares authorized, 4,000,000 issued and outstanding	400	400
Common Stock, Par Value $.0001, 200,000,000 shares authorized, 100,092,395 issued and outstanding	10,009	10,009
Additional paid in capital	7,207	7,207
Accumulated deficit	(31,798)	(29,639)
Total stockholders' deficit	(14,182)	(12,023)
Total liabilities and stockholders' deficit	$2,221	$1,500

The accompanying notes are an integral part of these unaudited financial statements

1PM Industries, Inc.

Statement of Operations

(Unaudited)

	For the three months ended	From Inception on April 8, 2014 through
	May 31, 2015	May 31, 2014

Revenue	$4,417	$-
Cost of goods sold	1,234	-
Gross profit	$3,183	$-

Operating Expenses
SG&A	5,342	-
Total operating expenses	5,342	-
Net Loss	$(2,159)	$-

Net loss per share, basic and diluted	$(0.00)	$-

Weighted average number of shares outstanding, basic and diluted	100,092,395	-

The accompanying notes are an integral part of these unaudited financial statements

1PM Industries, Inc.

Statements of Cash Flows

(Unaudited)

	For the three	From Inception on April 8, 2014
	Months ended	through
	May 31, 2015	May 31, 2014
Cash flows from operating activities
Net loss	$(2,159)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	880	-
Changes in operating assets and liabilities:
Inventory	(1,931)	-
Accounts payable	1,000	-

Net cash used in operating activities	(2,210)	-

Cash flows from financing activities
Proceeds from founders' shares	-	-
Loan from related party	1,000	-
Net cash provided by financing activities	1,000	-

Net change in cash	(1,210)	-
Cash balance, beginning of period	1,500	-

Cash balance, end of period	$290	$-

Supplementary information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

1PM Industries, Inc.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

The accompanying unaudited financial statements of 1PM Industries, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form S-1, have been omitted.

Organization, Nature of Business and Trade Name

Our business address is 312 S. Beverly Drive #3102, Beverly Hills, California 90292. 1PM Industries ("1PM", "we", "us", "our", the "Company" or the "Registrant") was originally incorporated in the State of Colorado on March 26, 1990 under the name of Southshore Corporationand changed our name to Torrent Energy Corp. on July 15, 2004 and changed our name to 1PM Industries on February 19, 2015. On June 5, 2014, the Company executed a merger with Embarr Farms, Inc. On June 5, 2014, the Company entered into an Agreement whereby the Company acquired 100% of Embarr Farms, Inc. Embarr Farms was the surviving Company and became a wholly owned subsidiary of the Company and changed the name of the Company to 1PM Industries. At the time of the merger, the Company had no operations, assets or liabilities. The Company selected February 28 as its fiscal year end.

NewGenica Brand: In March 2015, the Company began selling health and wellness products under the "NewGenica" brand. These products are on sold the Company's website www.newgenica.com. The Company currently is selling 4 products under this brand which are: AquaTrim, DreamTrim, Eat & Trim and D-Tox 15. The Company is currently working on the development of infomercials to market its NewGenica branded products. The Company purchases the products from a 3rd party manufacturer who private labels health and wellness products.

Resell/Private Label: The Company entered into an agreement with Nate's Food Co. to be the exclusive online distributor of products under the brand Nate's Homemade. The products are currently available under the Company's website www.nateshomemadestore.com. The Company is currently working on the development of infomercials to market products sold on the www.nateshomemadestore.com website. Additionally, the Company has entered into an agreement to private label products from Nate's Homemade.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has nominal revenue to cover its operating costs, and it does not have sufficient cash flow to maintain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to develop its business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to acquire the properties to begin generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate revenue, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders.

To this date the Company has relied on loans from related parties, mainly from its officers and directors, to finance its operations and growth. The Company expects to continue to fund the Company through debt and securities sales and issuances until the Company generates enough revenues through the operations. These transactions will initially be through related parties, such as the Company's officers and directors.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party note payable

In conjunction with the process of product development, the Company borrowed $25,000 on June 1, 2014 from its officer for partial reimburse for payment of expenses which were made on behalf of the Company of $27,000. The note is a non-interest bearing promissory note that is payable on December 31, 2018. The Company used 20% to impute interest on the non-interest bearing note and recorded a discount of $14,116. The discount is being amortized over the term of the note. The total debt discount at May 31, 2015 is $10,597.

On May 31, 2015, the Company borrowed $1,000 from its officer. The note is a non-interest bearing promissory note that is payable on December 31, 2018.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy;

•	our possible financings; and

•	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report, particularly in the "Risk Factors" section.

Critical Accounting Policies and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Business Of The Registrant

NewGenica Brand: In March 2015, the Company began selling health and wellness products under the "NewGenica" brand. These products are on sold the Company's website www.newgenica.com. The Company currently is selling 4 products under this brand which are: AquaTrim, DreamTrim, Eat & Trim and D-Tox 15. The Company is currently working on the development of infomercials to market its NewGenica branded products. The Company purchases the products from a 3rd party manufacturer who private labels health and wellness products.

Resell/Private Label: The Company entered into an agreement with Nate's Food Co. to be the exclusive online distributor of products under the brand Nate's Homemade. The products are currently available under the Company's website www.nateshomemadestore.com. The Company is currently working on the development of infomercials to market products sold on the www.nateshomemadestore.com website. Additionally, the Company has entered into an agreement to private label products from Nate's Homemade.

The Company is a developmental stage company. Additionally, the Company's management and its auditors have expressed substantial doubt about our ability to continue as a going concern. The Company needs to raise additional capital to continue operations. The Company has generated revenue of $4,417 to date and has incurred net losses of $31,798 since inception. The Company's current monthly cash burn rate is approximately $5,000 per month which is related to the Company's development of its products. The Company's monthly burn rate will increase as it expands based on the financing requirements listed below; however, the Company expects to have generating positive cash flow once it begins airing its infomercials. The Company has insufficient capital to continue operations for the next 12 months and its current cash position requires that the Company borrow money from our CEO to continue to pay our on-going monthly burn rate. The Company's officers, directors and principal shareholders have verbally agreed to provide additional capital, up to $100,000, to the Company to fund it current operations until the Company can raise additional capital; however, there is no guarantee that our officers and directors will provide the loan to the Company.

RESULTS OF OPERATIONS

We are a development stage corporation with only limited early stage operations. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate generating significant revenues until we are able to open our first restaurant. Accordingly, we must raise additional cash from sources other than operations.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in the early stages of developing operations. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

Revenue

The Company had the following gross profit:

Three Months ending May 31, 2015

Revenue	$4,417
Cost of goods	1,234
Gross Profit	3,183

Operating Expenses

The Company had the following operating expenses:

Operating Expenses

The Company had the following operating expenses:

Three Months ending May 31, 2015

General and Administrative	$5,342
Total Operating Expenses	5,342

For the period ending May 31, 2015, the Company had $5,342 in operating expenses.

Net Loss

For the Period ending May 31, 2015, the Company had a net loss of $2,159. This was derived as follows:

Three Months ending May 31, 2015

Gross Profit	$3,183
Expenses	5,342
Net loss	(2,159)

Dividends

The Company has not paid dividends on its common stock.

Liquidity and Capital Resources

As of May 31, 2015, the Company had $290 in cash for a total of $2,221 in assets. In management's opinion, the Company's cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of May 31, 2015, our total liabilities were $16,403.

The Company's officers, directors and principal shareholders have verbally agreed to provide additional capital, up to $100,000, to the Company to fund it current operations until the Company can raise additional capital. As of the date of this filing, the Company has borrowed approximately $26,000 from WB Partners, LLC.

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. We believe our currently available capital resources will allows us to begin operations and maintain its operation over the course of the next 12 months; however, our other expansion plans would be put on hold until we could raise sufficient capital.

Dividend Policy

The Company has not paid dividends on its Common Stock in the past. The Company has no plans to issue dividends in the future.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to our financial statements included in this prospectus. We have consistently applied these policies in all material respects. Below are some of the critical accounting policies:

Revenue Recognition

It is the company's policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, "Revenue Recognition." Under ASC Topic 605-10-25, revenue earning activities are recognized when the company has substantially accomplished all it must do to be entitled to the benefits represented by the revenue.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Basic and diluted net loss per share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the years ended September 30, 2014.

Stock-based Compensation

Accounting Standards Codification ("ASC") 718, "Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 "Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Emerging Growth Company Status

We are an "emerging growth company" as defined under the Jumpstart Our Business Startups Act, commonly referred to as the JOBS Act. We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to:

•

not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a "smaller reporting company," which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. In other words, an "emerging growth company" can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an "emerging growth company" or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a) (2) (B). The Company has elected to take advantage of this extended transition period and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a) (2) (B), upon the issuance of a new or revised accounting standard that applies to your financial statements and has a different effective date for public and private companies, clarify that we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Accounting and Audit Plan

In the next twelve months, we anticipate spending approximately $15,000 - $20,000 to pay for our accounting and audit requirements.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Our Website.

Our website can be found at www.1PMIndustries.com.

Intellectual Property

In March 2015, the Company filed to trademark the following names: NewGenica (Serial No. 86550848), AquaTrim (Serial No. 86550840), DreamTrim (Serial No. 86550836), and Eat & Trim (Serial No. 86550843).

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our historical financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined byRule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The reason we believe our disclosure controls and procedures are not effective is because:

1.	No independent directors;

2.	No segregation of duties;

3.	No audit committee; and

4.	Ineffective controls over financial reporting.

As of July 31, 2014, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

This 10-Q does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of August 30, 2013. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of February 28, 2016 :

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2016 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties/ Ineffective controls over financial reporting: The Company intends to hire additional staff members, either as employees or consultants, when it's in a financial position to afford the expense. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $40,000 per year.

No audit committee: After the election of the independent directors at the 2016 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of February 2015, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Management's Remediation Initiatives

As our resources allow, we will add financial personnel to our management team. We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions. We will also create an audit committee made up of our independent directors.

As of February 28, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ending 2014. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties.

(b) Changes in Internal Control Over Financial Reporting

We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form S-1 and Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company's management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities where issued during the three months ending May 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended May 31, 2015 that was not previously disclosed in our filings during that period.

ITEM 6. EXHIBITS

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

1PM Industries, Inc.

Date: August 13, 2015	By:	/s/ Joseph Wade
Joseph Wade Chief Executive and Financial Officer

Date: August 13, 2015	By:	/s/ Matt Billington
Matt Billington Director, Chief Operating Officer

