Form 10-Q
period 2015-11-30
1PM Industries
filed 2016-01-12
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ .

Commission File Number: 000-19949

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of January 11, 2016
Common stock, par value $0.0001 per share Series F Voting Preferred Stock, par value $0.0001 per share	100,092,395 4,000,000

1PM INDUSTRIES, INC.

FORM 10-Q

November 30, 2015

PART I -- FINANCIAL INFORMATION

 ITEM 1 –FINANCIAL STATEMENTS

1PM Industries, Inc.

Consolidated Balance Sheets
(Unaudited)

	November 30, 2015	February 28, 2015
ASSETS:
Current assets:
Cash	$13,222	$1,500
Inventory	13,695	-
Total current assets	26,917	1,500
Long term assets:
Security deposit	18,600	-
Total assets	$45,517	$1,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$8,855	$-
Long term liabilities:
Note payable – Related Party, net of discount $23,861 and $11,477 respectively	74,198	13,523
Long-term liabilities:	74,198	-
Total liabilities	$83,053	$13,523

Stockholders' Deficit:
Series F Preferred Stock, Par Value $.0001, 5,000,000 shares authorized, 4,000,000 issued and outstanding, respectively	400	400
Common Stock, Par Value $.0001, 200,000,000 shares authorized, 100,092,395 issued and outstanding, respectively	10,009	10,009
Additional paid in capital	24,500	7,207
Accumulated deficit	(72,445)	(29,639)
Total stockholders' deficit	(37,536)	(12,023)
Total liabilities and stockholders' deficit	$45,517	$1,500

The accompanying notes are an integral part of these unaudited consolidated financial statements

1PM Industries, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the three months ended November 30, 2015	For the nine months ended November 30, 2015	For the three months ended November 30, 2014	From Inception on April 8, 2014 through November 30, 2014

Revenue, net of refunds and allowances	$16,931	$27,129	$-	$-
Cost of goods sold	2,625	5,217	-	-
Gross profit	$14,306	$21,912	$-	$-

Operating Expenses
Selling and general and administrative	32,791	59,809	-	28,759
Total operating expenses	32,791	59,809	-	28,759

Other Expense
Interest expense	4,029	4,909	880	880
Total other expenses	4,029	4,909	880	880

Net Loss	$(22,514)	$(42,806)	$(880)	$(29,639)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	100,092,395	100,092,395	100,092,395	100,092,395

The accompanying notes are an integral part of these unaudited consolidated financial statements

1PM Industries, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months ended November 30, 2015	From Inception on April 8, 2014 through November 30, 2014

Cash flows from operating activities
Net loss	$(42,806)	$(29,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,909	2,639
Changes in operating assets and liabilities:
Inventory	(13,695)	-
Security deposit	(18,600)	-
Accounts payable and accrued liabilities	8,855	-

Net cash used in operating activities	(61,337)	(27,000)

Cash flows from financing activities
Proceeds from founders' shares	-	3,500
Loan from related party	80,114	25,000
Repayment of loan from related party	(7,055)	-
Net cash provided by financing activities	73,059	28,500

Net change in cash	11,722	1,500
Cash balance, beginning of period	1,500	-

Cash balance, end of period	$13,222	$1,500

Supplementary information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non cash financing transactions
Debt discount for imputed interest	$17,293	$14,116
Common stock issued in reverse merger	$-	$4
Preferred stock issued in reverse merger	$-	$163
Preferred stock converted into common stock	$-	$10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

1PM Industries, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of 1PM Industries, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2015 as reported in Form S-1, have been omitted.

Organization, Nature of Business and Trade Name

Our business address is 312 S. Beverly Drive #3102, Beverly Hills, California 90212. 1PM Industries ("1PM", "we", "us", "our", the "Company" or the "Registrant") was originally incorporated in the State of Colorado on March 26, 1990 under the name of Southshore Corporationand changed our name to Torrent Energy Corp. on July 15, 2004 and changed our name to 1PM Industries on February 19, 2015. On June 5, 2014, the Company executed a merger with Embarr Farms, Inc. On June 5, 2014, the Company entered into an Agreement whereby the Company acquired 100% of Embarr Farms, Inc. Embarr Farms was the surviving Company and became a wholly owned subsidiary of the Company and changed the name of the Company to 1PM Industries. At the time of the merger, the Company had no operations, assets or liabilities. The Company selected February 28 as its fiscal year end. In September 2015, the Company launched a medical marijuana edible line under the brand name "Von Baron Farms". Von Baron Farms is wholly owned (100%) subsidiary of the Company.

Business Of The Registrant

Von Baron Farms: In September 2015, the Company launched a medical marijuana edible line under the brand name "Von Baron Farms". The Company performed test marketing at 3 HempCon conventions and in dispensaries in Northern California.

The Company began selling product at www.vonbaronfarms.com in November 2015. In November 2015, the Company entered into distribution contracts to begin selling its products in dispensaries.

The Company is also in the process of selling its Von Baron Farms product line in non-medical marijuana product line through Amazon and eBay. As such, the Company has terminated its previous agreement to sell 3rd part products to solely focus on its own products.

In January 2016, the Company has begun development of a CBD product line that will be capable of being sold nationwide.

NewGenica Brand: In March 2015, the Company began selling health and wellness products under the "NewGenica" brand. These products are sold on the Company's website www.newgenica.com. The Company currently is selling 4 products under this brand which are: AquaTrim, DreamTrim, Eat & Trim and D-Tox 15. The Company is currently working on the development of infomercials to market its NewGenica branded products. The Company purchases the products from a 3rd party manufacturer who private labels health and wellness products.

Resell/Private Label: During nine months ended November 30, 2015, the Company entered into an agreement with Nate's Food Co. to be the exclusive online distributor of products under the brand Nate's Homemade. The products were available under the Company's website www.nateshomemadestore.com. The Company terminated its relationship as online distributor for Nate's Food Co. and closed the online store on November 20, 2015.

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.

 NOTE 2 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has nominal revenue to cover its operating costs, and it does not have sufficient cash flow to maintain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to develop its business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to acquire the properties to begin generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate revenue, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related party note payable

In conjunction with the process of product development, the Company borrowed $25,000 on June 1, 2014 from WB Partners, LLC, which is owned by its officer, for partial reimbursement for payment of expenses which were made on behalf of the Company of $27,000. The note is a non-interest bearing promissory note that is payable on December 31, 2018. The Company used 20% to impute interest on the non-interest bearing note and recorded a discount of $14,116. The discount is being amortized over the term of the note. The total debt discount at November 30, 2015 is $9,114.

On May 31, 2015, the Company borrowed $1,000 from WB Partners, LLC, which is owned by its officer. The note is a non-interest bearing promissory note that is payable on December 31, 2018.

During the nine months ending November 30, 2015, the Company received $79,114 advances from WB Partners, LLC, which is owned by our CEO Joseph Wade, and repaid $7,055 of the amounts borrowed from WB Partners, LLC. The amounts borrowed are non-interest bearing promissory notes that is payable on December 31, 2018. The Company used 20% to impute interest on the non-interest bearing note and recorded a discount of $17,293. The discount is being amortized over the term of the note. The total debt discount at November 30, 2015 is $14,747.

During the nine months ended November 30, 2015, the Company borrowed a total amount of $80,114 from WB Partners, LLC and repaid $7,055 for the above notes. The total amount owed as of November 30, 2015 is $98,059.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report, particularly in the "Risk Factors" section.

Critical Accounting Policies and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

Business Of The Registrant

Von Baron Farms: In September 2015, the Company launched a medical marijuana edible line under the brand name "Von Baron Farms". The Company performed test marketing at 3 HempCon conventions and in dispensaries in Northern California. The Company currently is selling the following products:

1.	Cookie Butter (won Best Edible and Connoisseurs' Choice Award)
2.	Peanut Butter
3.	Strawberry Daiquiri
4.	Mango Margarita
5.	Bloody Mary
6.	Pancake and Waffle Batter (won Best Edible and Connoisseurs' Choice Award)
7.	Belgium Toaster Waffles

The company began selling product at www.vonbaronfarms.com in November 2015. In November 2015 entered into distribution contracts to begin selling its products in dispensaries.

The Company's Cookie Butter and Pancake and Waffle Batter won "Best Edible" and "Connoisseurs' Choice Award". Awards are chosen by a panel consisting of 20 hand-picked cannabis industry professionals, 20 VIP Judge passes, and five official Hempcon Judges. They rate each entry on a scale from 1 (weak) to 10 (strong) in each of the following categories:

1.	Smell and Aroma
2.	Texture and Consistency
3.	Appearance and Color
4.	Taste and Flavor
5.	Sensation (smooth or harsh)
6.	Experience and Strength

The Company is also in the process of selling its Von Baron Farms product line in non-medical marijuana product line through Amazon and eBay. As such, the Company has terminated its previous agreement to sell 3rd part products to solely focus on its own products.

In January 2016, the Company has begun development of a CBD product line that will be capable of being sold nationwide.

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

RESULTS OF OPERATIONS

We are a corporation with limited operations. We do not anticipate generating significant revenues until we are able to open our first restaurant. Accordingly, we must raise additional cash from sources other than operations.

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

Revenue

The Company had the following gross profit:

	Three Months ended November 30, 2015	Nine Months ended November 30, 2015

Revenue	$16,931	$27,129
Cost of goods	2,625	5,217
Gross Profit	$14,306	$21,912

	Three Months ended November 30, 2014	From Inception on April 8, 2014 through November 30, 2014

Revenue	$-	$-
Cost of goods	-	-
Gross Profit	$-	$-

Expenses

The Company had the following expenses:

	Three Months ended November 30, 2015	Nine Months ended November 30, 2015

Operating Expenses	$32,791	$59,809
Interest expense	4,029	4,909
Total Expenses	$36,820	$64,718

	Three Months ended November 30, 2014	From Inception on April 8, 2014 through November 30, 2014

Operating Expenses	$-	$28,759
Interest expense	880	880
Total Expenses	$880	$29,639

For the three months ended November 30, 2015, the Company had $36,820 in expenses. For the nine months ended November 30, 2015, the Company had $64,718 in expenses. This compares to three months ended November 30, 2014, the Company had $880 in expenses and for the period from inception on April 8, 2014 through November 30, 2014, the Company had $29,639 in expenses.

Net Loss

For the three months ended November 30, 2015, the Company had a loss of $22,514 and for the nine months ended November 30, 2015, the Company had a loss of $42,806. This compares to three months ended November 30, 2014, the Company had $880 in losses and for the period from inception on April 8, 2014 through November 30, 2014, the Company had $29,639 in losses. This was derived as follows:

	Three Months ended November 30,	Nine Months ended November 30,
	2015	2015

Revenue	$16,931	$27,129
Cost of goods	2,625	5,217
General and Administrative	32,791	59,809
Interest expense	4,029	4,909
Net Profit (Loss)	(22,514)	(42,806)

	Three Months ended November 30,	From Inception on April 8, 2014 through November 30,
	2014	2014

Revenue	$-	$-
Cost of goods	-	-
General and Administrative	-	28,759
Interest expense	880	880
Net Profit (Loss)	(880)	(29,639)

Dividends

The Company has not paid dividends on its common stock.

Liquidity and Capital Resources

As of November 30, 2015, the Company had $13,222 in cash for a total of $45,517 in assets. In management's opinion, the Company's cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of November 30, 2015, our total liabilities were $83,053.

The Company's officers, directors and principal shareholders have verbally agreed to provide additional capital, up to $100,000, to the Company to fund it current operations until the Company can raise additional capital. As of the date of this filing, the Company owes approximately $98,059 from WB Partners LLC, which is owned by Joseph Wade.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. These reasons raise substantial doubt for our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern..

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.

Basic and diluted net loss per share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the year ended February 28, 2015.

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

Intellectual Property

The Company filed to trademark the following names: Von Baron Farms (Serial No. 86675652), Breaking Batter (86610726) NewGenica (Serial No. 86550848), AquaTrim (Serial No. 86550840), DreamTrim (Serial No. 86550836), and Eat & Trim (Serial No. 86550843).

The Company is currently discussing filing a patent on a method of creating the pancake and waffle batter shelf stable.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined byRule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 4 – CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As of November 30, 2015, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities where issued during the nine months ending November 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended November 30, 2015 that was not previously disclosed in our filings during that period.

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

1PM Industries, Inc.

Date: January 12, 2016	By:	/s/ Joseph Wade
Joseph Wade Chief Executive and Financial Officer

