Form 10-K
period 2016-02-29
1PM Industries
filed 2016-06-20
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-19949

1PM Industries, Inc.
(Exact name of registrant as specified in its charter)

Colorado	47-3278534
(State of Incorporation)	(I.R.S. Employer Identification No.)

312 S. Beverly Drive #3401, Beverly Hills, CA 90292	90212
(Address of principal executive offices)	(Zip Code)

(424) 253-9991

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter (February 2016): $83,229 (277,431 shares were held by non-affiliates)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of June 15, 2016
Common stock, par value $0.0001 per share Class F Preferred Stock, par value $0.001 per share	102,093,349 (1) 4,000,000

___________

(1)	The Company's shareholder WB Partners has agreed to cancel 250,000 shares of Common Stock which reduced the outstanding to 102,093,349.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and on a or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a basis, and expectations as to the funding thereof;

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and

•	Estimates of future costs and other liabilities for certain environmental matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

The Company maintains an internet website at www.1pmindustries.com.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department.

ITEM 1. BUSINESS

Corporate Background and Our Business

Business Of The Registrant

Von Baron Farms: In September 2015, the Company launched a medical marijuana edible line under the brand name "Von Baron Farms". The Company performed test marketing at 3 HempCon conventions and in dispensaries in Northern California. The Company currently is selling the following products:

1.	Cookie Spread (won Best Edible and Connoisseurs' Choice Award)
2.	Peanut Butter
3.	CBD Cookie Spread
4.	CBD Mango Shot
5.	THC Shot
6.	Combo Shot
7.	Pancake and Waffle Batter (won Best Edible and Connoisseurs' Choice Award)

The company began distributing product at www.vonbaronfarms.com in November 2015. In November 2015 entered into distribution contracts for its products in dispensaries. In March 2016, the Company began selling product to dispensaries.

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

In January 2016, the Company has begun development of a CBD product line that will be capable of being sold nationwide. The Company launched its CBD line in March 2016 and is available at www.vonbaronlabs.com.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our most recent Registration Statements on Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company's management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located in the Los Angeles Metropolitan area of California. On August 4, 2015, the Company executed a 5-year lease for on an approximately 7,000 square foot food processing facility in Los Angeles County. The monthly rent is approximately $6,200 per month. As part of the lease, the Company paid approximately $18,600 for a security deposit. The rent increases as follows:

August 5, 2016: $6,386

August 5, 2017: $6,577

August 5, 2018: $6,774

August 5, 2019: $6,978

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable to the company. Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) requires operators of coal or other mines to include in their periodic and current reports disclosures regarding certain safety violations, orders and regulatory actions.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol "OPMZ." The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock
Fiscal Year 2016	High	Low
First Quarter	$1.90	$0.02
Second Quarter	$1.15	$0.25
Third Quarter	$0.2575	$0.02
Fourth Quarter	$0.65	$0.02

Common Stock
Fiscal Year 2015	High	Low
First Quarter	$1.00	$0.51
Second Quarter	$0.38	$0.16
Third Quarter	$0.55	$0.15
Fourth Quarter	$0.57	$0.16

Holders of Common Equity

As of February 29, 2016 there were 100,092,395 common shares outstanding. During the fiscal year 2016, the high and low sales prices of our common stock on the OTCQB were $1.90 and $0.02, respectively, and we had 125 holders of record of our common stock.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a "penny stock" under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Cleartrust, LLC is the transfer agent for our common stock. Their principal office of is located at 16540 Pointe Village Dr, Suite 210 Lutz, Florida 33558 and its telephone number is 813.388.4549.

Dividend Policy

The Company has not paid dividends on its Common Stock in the past. The Company has no plans to issue dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders.

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

Business Of The Registrant

Von Baron Farms: In September 2015, the Company launched a medical marijuana edible line under the brand name "Von Baron Farms". The Company performed test marketing at 3 HempCon conventions and in dispensaries in Northern California. The Company began selling to dispensaries in March 2016. The Company currently is selling the following products:

1.	Cookie Spread (won Best Edible and Connoisseurs' Choice Award)
2.	Peanut Butter
3.	CBD Cookie Spread
4.	CBD Mango Shot
5.	THC Shot
6.	Combo Shot
7.	Pancake and Waffle Batter (won Best Edible and Connoisseurs' Choice Award)

The company began distributing product at www.vonbaronfarms.com in November 2015. In November 2015 entered into distribution contracts for its products in dispensaries. In March 2016, the Company begun selling product to dispensaries.

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

In January 2016, the Company has begun development of a CBD product line that will be capable of being sold nationwide. The Company launched its CBD line in March 2016 and is available at www.vonbaronlabs.com.

NewGenica Brand: I In March 2015, the Company developed a line health and wellness products under the "NewGenica" brand. The Company developed 4 products under this brand which are: AquaTrim, DreamTrim, Eat & Trim and D-Tox 15. The Company purchases the products from a 3rd party manufacturer who private labels health and wellness products. The Company has not begun selling products under the NewGenica brand as it has focused primarily on its Von Baron product line.

RESULTS OF OPERATIONS

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

Operating Expenses

Expenses

For the fiscal year ending February 29, 2016, the Company had $243,184 in expenses. This compared to expenses of $29,636 for the fiscal year ending February 28, 2015. This was derived as follows:

	12 Months ending February 29,	12 Months ending February 28,
	2016	2015
Operating Expenses	$206,993	$29,636
Gain (loss) on derivative	36,191	-
Total Expenses	$243,184	$29,636

Net Loss

For the fiscal year ending February 29, 2016, the Company had a loss of $243,184. This compared to a loss of $29,636 for the fiscal year ending February 28, 2015. This was derived as follows:

	12 Months ending February 29,	12 Months ending February 28,
	2016	2015

Revenue	$-	$-
Cost of goods	-	-
Operating Expenses	187,725	29,636
Interest expense	19,268	-
Gain (loss) on derivative	36,191	-
Net Profit (Loss)	(243,184)	(29,636)

Dividends

The Company has not paid dividends on its common stock.

Liquidity and Capital Resources

As of February 29, 2016, the Company had $9,200 in cash for a total of $27,800 in assets. This compares to $1,500 in cash for a total of $1,500 in assets for February 28, 2015. In management's opinion, the Company's cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business, then the Company would be required to cease operations.

As of February 29, 2016, our total liabilities were $250,971 this compares $13,523 for February 29, 2015.

The Company's officers, directors and principal shareholders have verbally agreed to provide additional capital, up to $100,000, to the Company to fund it current operations until the Company can raise additional capital. As of the date of this filing, the Company owes WB Partners LLC approximately $103,699 which is net of $28,313 in debt discount. WB Partners which is owned by Joseph Wade. The Company also borrowed $60,000 from TypenexCo-Investment, LLC which we also included $15,000 in OID, $10,663 in amortization of discounts and $45,000 in derivative discount.

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. We believe our currently available capital resources will allow us to begin operations and maintain its operation over the course of the next 12 months; however, our other expansion plans would be put on hold until we could raise sufficient capital.

Dividend Policy

The Company has not paid dividends on its Common Stock in the past. The Company has no plans to issue dividends in the future.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. These reasons raise substantial doubt for our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

As an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to:

•

not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (we also will not be subject to the auditor attestation requirements of Section 404(b) as long as we are a "smaller reporting company," which includes issuers that had a public float of less than $ 75 million as of the last business day of their most recently completed second fiscal quarter);

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

Intellectual Property

The Company filed to trademark the following names: Von Baron Farms (Serial No. 86675652), Breaking Batter (86610726) AquaTrim (Serial No. 86550840), DreamTrim (Serial No. 86550836), Eat & Trim (Serial No. 86550843), and Buzz Kill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined byRule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1PM INDUSTRIES, INC.

FORM 10-K

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of

1PM Industries, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheet of 1PM Industries, Inc. and subsidiary (the "Company") as of February 29, 2016 and February 28, 2015 and the related statements of expenses, changes in stockholders' deficit, and cash flows for the year ended February 29, 2016 and the period from April 8, 2014 (Inception) through February 28, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of February 29, 2016 and February 28, 2015 and the results of their operations and their cash flows for the year ended February 29, 2016 and the period from April 8, 2014 (inception) through February 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss since inception and has generated no revenues, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 17, 2016

1PM Industries, Inc.

Consolidated Balance Sheets

	29-Feb-16	28-Feb-15
ASSETS:
Current assets:
Cash	$9,200	$1,500
Total current assets	9,200	1,500
Long term assets:
Security deposit	18,600	-
Total assets	$27,800	$1,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:	$55,418	$-
Accounts payable and accrued liabilities
Derivative liability	81,191	-
Current liabilities:	136,609	-
Long term liabilities:
Convertible Note payable, net of discount of $49,337	10,663	-
Note payable – Related Party, net of discount $28,313 and $11,477 respectfully	103,699	13,523
Long-term liabilities:	114,362	13,523
Total liabilities	$250,971	$13,523

Stockholders' Deficit:
Series F Preferred Stock, Par Value $.0001, 5,000,000 shares authorized, 4,000,000 issued and outstanding, respectively	400	400
Common Stock, Par Value $.0001, 200,000,000 shares authorized, 100,092,395 and 100,092,395 issued and outstanding, respectively	10,009	10,009
Additional paid in capital	39,243	7,207
Accumulated deficit	(272,823)	(29,639)
Total stockholders' deficit	(223,171)	(12,023)
Total liabilities and stockholders' deficit	$27,800	$1,500

The accompanying notes are an integral part of these consolidated financial statements

1PM Industries, Inc.

Consolidated Statements of Operations

	For the Fiscal Year ended	From Inception on April 8, 2014 through
	29-Feb-16	29-Feb-15

Revenue, net of refunds and allowances	$-	$-
Cost of goods sold	-	-
Gross profit	$-	$-

Operating Expenses
Selling and general and administrative	187,725	29,636
Total operating expenses	187,725	29,636

Other Expense
Gain (loss) on derivative	36,191	-
Interest expense	19,268	-
Total other expenses	55,459	-

Net Loss	$(243,184)	$(29,636)

Net loss per common share, basic and diluted	$(0.00)	$(0.39)

Weighted average number of common shares outstanding, basic and diluted	100,092,395	76,662

The accompanying notes are an integral part of these consolidated financial statements

1PM Industries, Inc.

Consolidated Statement of Changes in Stockholders' Deficit

	Preferred Stock- Series F		Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, April 8, 2014 (Inception)	-	$-	-	$-	-	-	-

Founders' shares	3,373,700	337	50,662	5	3,158	-	3,500
Reverse merger adjustment	1,626,300	163	41,732	4	(167)	-	-

Conversion of Preferred into common shares	(1,000,000)	(100)	100,000,000	10,000	(9,900)	-	-

Debt Discount	-	-	-	-	14,116	-	14,116

Net loss	-	-	-	-	-	(29,639)	(29,639)
Balances February 28, 2015	4,000,000	400	100,092,395	10,009	7,207	(29,639)	(12,023)

Debt Discount	-	-	-	-	25,441	-	25,441
Distribution to owner	-	-	-	-	6,595	-	6,595
Net loss	-	-	-	-	-	(243,184)	(243,184)
Balances February 29, 2016	4,000,000	400	100,092,395	10,009	39,243	(272,823)	(223,171)

The accompanying notes are an integral part of these consolidated financial statements

1PM Industries, Inc.

Consolidated Statements of Cash Flows

	Fiscal year ending February 28, 2016	From Inception on April 8, 2014 through February 28, 2015

Cash flows from operating activities
Net loss	$(243,184)	$(29,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	19,268	2,639
Loss on derivative	36,191	-
Changes in assets and liabilities:
Security deposit	(18,600)	-
Accrued liabilities	55,418	-

Net cash used in operating activities	(150,907)	(27,000)

Cash flows from financing activities
Contributed capital	6,595	-
-Proceeds from founders' shares	-	3,500
Borrowings on debt - related party	144,817	25,000
Repayments on debt - related party	(37,805)	-
Borrowings on debt	45,000	-

Net cash provided by financing activities	158,607	28,500

Net change in cash	7,700	1,500
Cash balance, beginning of period	1,500	-

Cash balance, end of period	$9,200	$1,500

Supplementary information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non cash financing transactions
Debt discount for imputed interest	$25,441	$14,116
Discount for derivatives	$45,000	$-
Common stock issued in reverse merger	$-	$4
Preferred stock issued in reverse merger	$-	$163
Preferred stock converted into common stock	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements

1PM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of 1PM Industries, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity.

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

The company began distributing product at www.vonbaronfarms.com in November 2015. In November 2015 entered into distribution contracts for its products in dispensaries. In March 2016, the Company begun selling product to dispensaries.

The Company is also in the process of selling its Von Baron Farms product line in non-medical marijuana product line through Amazon and eBay. As such, the Company has terminated its previous agreement to sell 3rd part products to solely focus on its own products.

In January 2016, the Company has begun development of a CBD product line that will be capable of being sold nationwide.

NewGenica Brand: In March 2015, the Company developed a line health and wellness products under the "NewGenica" brand. The Company developed 4 products under this brand which are: AquaTrim, DreamTrim, Eat & Trim and D-Tox 15. The Company purchases the products from a 3rd party manufacturer who private labels health and wellness products. The Company has not begun selling products under the NewGenica brand as it has focused primarily on its Von Baron product line.

Resell/Private Label: During the period, the Company entered into an agreement with Nate's Food Co. to be the exclusive online distributor of products under the brand Nate's Homemade. The products were available under the Company's website www.nateshomemadestore.com. The Company terminated its relationship as online distributor for Nate's Food Co. and closed the online store on November 20, 2015.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements' estimates or assumptions could have a material impact on 1PM Industries financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Nate's Food Co.'s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Share-Based Compensation

The Company applies Topic 718 "Share-Based Payments" ("Topic 718") to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, "Equity-Based Payments to Non-Employees" ("Topic No. 505-50"). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue Recognition

It is the company's policy that revenues and gains will be recognized in accordance with ASC Topic 605-10-25, "Revenue Recognition." Under ASC Topic 605-10-25, revenue earning activities are recognized upon the sale of its products. As of February 28, 2015, the Company has not generated any revenue.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, "Accounting for Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is "more likely than not" that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Earning (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification ("ASC") 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 28, 2015, there are no dilutive potential common shares.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Management believes no other recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Derivative financial instruments

Derivative financial instruments are initially measured at fair value on the contract date and are subsequently remeasured to fair value at each reporting date. The Company designates certain derivatives as hedges of the change of fair value of recognized assets and liabilities ('fair value hedges'). Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated or exercised, no longer qualifies for hedge accounting or the Company chooses to end the hedging relationship.

Fair Value Measurements

As defined in ASC 820 "Fair Value Measurements", fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The following table summarizes fair value measurements by level at February 29, 2016 and February 28, 2015, measured at fair value on a recurring basis:

February 29, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	81,191	81,191

February 28, 2015	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	-	-

 NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE 3 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended February 2015 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	February 29, 2016	February 28, 2015
Net operating loss carry forward	$242,844	$29,639

A reconciliation of income taxes computed at the statutory rate is as follows:

	February 29,	February 28,
	2016	2015
Tax at statutory rate (35%)	$84,995	$10,374
Increase in valuation allowance	(84,995)	(10,374)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire 20 years from when incurred. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 – RELATED PARTY TRANSACTION

On June 5, 2014, the Company executed a reverse merger with Embarr Farms, Inc. On June 5, 2014, the Company entered into an Agreement whereby the Company acquired 100% of Embarr Farms, Inc, from Wade Billington Partners (also referred to as WB Partners) in exchange for 50,662 shares of Common Stock and 3,373,700 shares of Series F Super Voting Preferred Stock of the Company. Immediately prior to the reverse merger, WB Partners was the sole shareholder of Embarr Farms and David Cutler was the majority shareholder of 1PM Industries. Additionally, 1PM Industries (f/k/a Torrent Energy) had 41,733 common shares outstanding and 1,626,300 shares of Series F Super Voting Preferred shares outstanding and David Cutler and Mari Christie were the officers and directors of 1PM Industries. As part of the merger between 1PM Industries and Embarr Farms, 50,662 shares of Common Stock and 3,373,700 shares of Series F Super Voting Preferred Stock of were issued as consideration to WB Partners for the shares that WB Partners owned in Embarr Farms. As part of the reverse merger, WB Partners purchased majority control from David Cutler (who was the majority owner immediately prior to the reverse merger) and were issued 30,662 shares of common stock at the closing of the merger with the remaining 20,000 shares of common stock issued in February 2015.

On February 28, 2015, Company's shareholders converted 1,000,000 shares of its Series F Preferred Stock into 100,000,000 shares of Common Stock. After the issuance, the Company has 100,092,395 Common shares outstanding and 4,000,000 shares of Series F Super Voting Preferred shares outstanding.

During the period end February 29, 2016, there was distribution to owner of $6,595.

Related party note payable

In conjunction with the process of product development, the Company borrowed $25,000 on June 1, 2014 from WB Partners, LLC, which is owned by its officer, for partial reimbursement for payment of expenses which were made on behalf of the Company of $27,000. The note is a non-interest bearing promissory note that is payable on December 31, 2018. The Company used 20% to impute interest on the non-interest bearing note and recorded a discount of $14,116 and amortization of $2,639. The discount is being amortized over the term of the note. The total debt discount at February 29, 2016 is $8,329 with amortization of $3,148.

On May 31, 2015, the Company borrowed $1,000 from WB Partners, LLC, which is owned by its officer. The note is a non-interest bearing promissory note that is payable on December 31, 2018.

During the 12 months ended February 29, 2016, the Company borrowed a total amount of $144,817 from WB Partners, LLC and repaid $37,805 for the above notes. Additionally, the Company recorded a discount of $25,441 with amortization of $5,457 for the year ended February 29, 2016. The total amount owed as of February 29, 2016 is $103,699 net of a $28,313 debt discount.

NOTE 5 – CONVERTIBLE NOTES PAYABLE ISSUED WITH WARRANTS – DERIVATIVE LIABILITIES

On December 10, 2015, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a convertible note in the amount of $170,000, which included an original issue discount of $20,000, for net proceeds to be provided of $150,000. Pursuant to the terms of the note, net proceeds of $45,000 upon closure of the agreement, on which the Company recognized a pro-rated OID of $15,000 in addition to the cash proceeds and two investor notes for $50,000 each. The debt is convertible upon effective date of the note, debt holder can convert into common stock at .30 unless market capitalization falls below $10M at any time in which the conversion rate is reset to lower of conversion price and market price with a true-up provision. In addition to the convertible note, the Company granted to the same investor the right to purchase, at anytime, three five−year 100,000 fully paid and non-assessable cashless warrants of Company's common stock. The exercise price of the cashless $0.30 unless, while warrant is outstanding, the Company sells any common stock, debt, warrants, options, preferred shares or other instruments or securities which are convertible into or exercisable for shares of common stock, at an effective price per share less than the exercise price then such price shall become the exercise price.

The Company identified conversion features embedded within convertible debt and warrants issued during 2015. The Company has determined that the conversion feature of the Notes and warrants represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes and warrants are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities was determined using the Black-Scholes valuation model on the issuance dates and re-measured at balance sheet date.

The following table summarizes the changes in the derivative liabilities during the year ended February 28, 2016:

Initial Recognition – December 10, 2015
Debt discount	$45,000
Derivative Loss	$30,517
Re-measurement – February 29, 2016
Derivative Loss	$5,674

$81,191

The Company used Black Scholes model, assuming maximum value to determine effectively the stock price on the date of measurement of the derivative liability.

The Company's fair value calculations for stock based compensation awards have been based on the following assumptions.

Convertible Note Measurement Date December 10, 2015

Expected life in years	1.25
Stock price volatility	385%
Risk free interest rate	0.71%
Expected dividends	None

Convertible Note Re-Measurement Date February 29, 2016

Expected life in years	1.03
Stock price volatility	304%
Risk free interest rate	0.62%
Expected dividends	None

Warrants Measurement Date December 10, 2015

Expected life in years	5.01
Stock price volatility	532%
Risk free interest rate	1.68%
Expected dividends	None

Warrants Re-Measurement Date February 29, 2016

Expected life in years	4.78
Stock price volatility	507%
Risk free interest rate	1.22%
Expected dividends	None

The assumptions used in the Black-Scholes model referred to above are based upon the following data: (1) The expected life of the derivative is estimated by considering the contractual term, the vesting period and the expected exercise price. (2) The expected stock price volatility of the underlying shares over the expected life is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected life. (4) Expected dividends are based on historical dividend data and expected future dividend activity.

As of February 29, 2016, no principal has been converted and the net outstanding balance is $10,663 after amortization of the OID $2,670 and amortization of derivative discount of $7,993 recognized on the derivative liability. During 2016, no notes payable were converted that resulted in settlement of the related derivative liabilities.

NOTE 6 – COMMITMENT

On August 4, 2015, the Company executed a 5-year lease for on an approximately 7,000 square foot food processing facility in Los Angeles County. The monthly rent is approximately $6,200 per month. As part of the lease, the Company paid approximately $18,600 for a security deposit. The rent increases as follows:

August 5, 2016: $6,386

August 5, 2017: $6,577

August 5, 2018: $6,774

August 5, 2019: $6,978

NOTE 7 – SUBSEQUENT EVENTS

1.	The Company received additional note proceeds from Typenex, an existing lender, amounting to$45,000.

2.	The company issued 2,000,000 of its common stock to employees for work related to the Companies activities in California

3.

On June 15, 2016, the Company paid $21,442.28 to Typenex Co-Investments, LLC via a wire transfer. The Company paid $17,000 in principal and $4,442.28 in interest against the $110,000 the Company borrowed from Typenex Co-Investment, LLC . The Company will begin making monthly installments payments until the debt amount borrowed is repaid. The Company may elect at its sole discretion to make the installment payment in Cash or Common Stock. The Company has chosen to repay the amount in cash. The Company borrowed the $21,442.28 from its CEO, Joseph Wade.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have not had any disagreements with our auditors on any matters of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management's report in this Annual Report.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of February 29, 2016:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2018 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties/ Ineffective controls over financial reporting: The company intends to hire additional staff members, either as employees or consultants, prior to February 28, 2018. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2015 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of April 30, 2015, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We lack written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including revenue, cost of sales and inventory transactions, and preparing, reviewing and submiting SEC filings in a timely manner.

Controls: A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company will need to hire additional staff to assist that the Company has sufficient controls in place. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

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

As of June 15, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2016, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Joseph Wade	41	President/CEO
Matt Billington	29	COO

Joseph Wade, CEO/Director/President.Mr. Wade is our CEO, President and a member of the Board of Directors. Mr. Wade is our President and a member of the Board of Directors. Mr. Wade is responsible for oversight of the goals and policies of the Company and delegates responsibility for achieving those goals. Since September 2014, Mr. Wade has serves as the CEO of WB Partners. Mr. Wade is responsible for oversight of the goals and policies related to the acquisition of clients and client relations. From March 2014 – March 2015, Mr. Wade served as CEO of SouthCorp Capital and was responsible for oversight of the general direction of the Company. WB Partners is the majority shareholder of SouthCorp Capital. In 2003 through 2004, Mr. Wade worked as the chief operating officer of a direct marketing company that run direct response advertising for products and was responsible for the sales and marketing activities of the company. From 2004 - 2012, Mr. Wade has worked as a consultant to various public companies.

Except as stated above, none of the Companies or entities Mr. Wade has previously worked for is a parent, subsidiary or other affiliate of the Company.

Matt Billington, Chief Operating Officer, Director. Mr. Billington is our Chief Operating Officer, Director. Mr. Billington is responsible for oversight of the day-to-day operations of the Company. Since March 2014, Mr. Billington has served as the COO of SouthCorp Capital and has served as its CEO since March 2015. Mr. Billington is responsible for the day to day operations of SouthCorp Capital and the management of its goals and policies. Southcorp Capital is also publicly traded and trades under the ticker STHC. WB Partners is the majority shareholder of SouthCorp Capital. Since September 2014, Mr. Billington has served as COO of WB Partners. From 2009 - 2012, Mr. Billington served as the principal officer of Grounded Investments LLC with the responsibilities of managing the day to day operations and its growth. Since 2008, Mr. Billington has been involved with real estate investments for the past 5 years in Indiana and surrounding areas. Mr. Billington is the principal officer of Grounded Investments LLC and Noble Investments LLC. Grounded Investments LLC and Noble Investments LLC are both real estate investment companies that are owned by Mr. Billington. Both companies are involved in the buying and selling of real estate in Indiana.

Mr. Billington devotes approximately 25 hours per week, or about 40% of his time, to the Company.

Except as stated above, none of the Companies or entities Mr. Billington has previously worked for is a parent, subsidiary or other affiliate of the Company.

The foregoing persons are promoters of 1PM Industries as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. A copy of the Company's code of ethics has been attached to this prospectus as Exhibit 14.

Committees of the Board of Directors

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

Mr. Wade nor Mr. Billington does not qualify as an "audit committee financial expert." The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

ITEM 11. EXECUTIVE COMPENSATION

Name and				Stock	All other
Principal Position	Year	Salary	Bonus	Awards	Compensation	TOTAL
Joseph Wade	2016	$1.00	-	-	-	$1.00
Matt Billington	2016	$1.00	-	-	-	$1.00

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 14, 2016, with respect to the beneficial ownership of 102,343,349 outstanding shares of the Company's Class A Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o 1PM Industries, Inc., 312 S. Beverly Drive #3401, Beverly Hills, California 90212.

Identity of Shareholder	Number of Class A Common Shares	Percentage of Beneficial Ownership
Wade Billington Partners(1)	98,800,663	96.538%
Joseph Wade	156,348	0.1537%
Matt Billington	250,000	0.244%

(*) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.

___________

(1) Is owned by Joseph Wade and Matt Billington

17

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended February 29, 2016:

	Fiscal Year 2016	Fiscal Year 2015
Audit Fees	18,070	-
Tax related fees	-	-

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation
3.2	By-laws
14.1	Code of Ethics
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 17, 2016.

1PM INDUSTRIES, INC.

By:	/s/ Joseph Wade
Name:	Joseph Wade
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on June 17, 2016.

By:	/s/ Joseph Wade
Name:	Joseph Wade
Title :	Director & Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

By:	/s/ Matt Billington
Name:	Matt Billington
Title:	Director, Chief Operating Officer

