Form 10-Q
period 2016-05-31
1PM Industries
filed 2016-07-20
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 19, 2016
Common stock, par value $0.0001 per share	102,092,395
Series F Voting Preferred Stock, par value $0.0001 per share	4,000,000

1PM INDUSTRIES, INC.

FORM 10-Q

MAY 31, 2016

PART I -- FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

1PM Industries, Inc.
Consolidated Balance Sheets
(Unaudited)

	May 31,	February 29,
	2016	2016

ASSETS
Current Assets
Cash	$11,097	$9,200
Accounts receivable	6,146	-
Inventory	4,877	-
Total Current Assets	22,120	9,200

Security deposit	18,600	18,600
TOTAL ASSETS	$40,720	$27,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$28,851	$55,418
Due to related party	2,353	-
Derivative liability	101,333	81,191
Total Current Liabilities	132,537	136,609

Convertible notes payable, net of discount of $92,588 and $49,337, respectively	22,412	10,663
Note payable – Related Party, net of discount $36,476 and $28,313 respectively	154,285	103,699
TOTAL LIABILITIES	309,234	250,971

Stockholders' Deficit
Series F Preferred Stock, Par Value $0.0001, 5,000,000 shares authorized, 4,000,000 issued and outstanding, respectively	400	400
Common Stock, Par Value $0.0001, 200,000,000 shares authorized, 102,092,395 and 100,092,395 issued and outstanding, respectively	10,209	10,009
Additional paid in capital	350,628	39,243
Accumulated deficit	(629,751)	(272,823)
Total Stockholders' Deficit	(268,514)	(223,171)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,720	$27,800

The accompanying notes are an integral part of these unaudited consolidated financial statements

1PM Industries, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	May 31,
	2016	2015

Revenue	$28,219	$-
Cost of goods	10,801	-
Gross profit	17,418	-

Operating Expenses
Selling and general and administrative	382,005	5,342
Total operating expenses	382,005	5,342

Net loss from operations	(364,587)	(5,342)

Other Income (expense)
Interest expense	(17,199)	-
Gain on derivatives	24,858	-
Total other expense	7,659	-

Net loss	$(356,928)	$(5,342)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	100,436,481	100,092,395

The accompanying notes are an integral part of these unaudited consolidated financial statements

1PM Industries, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(356,928)	$(5,342)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	300,000	-
Amortization of debt discount	15,171	880
Gain on derivative	(24,858)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,146)	-
Inventory	(4,877)	-
Due to related party	2,353	-
Accounts payable	(26,567)	1,000
Net Cash Used in Operating Activities	(101,852)	(3,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	1,252
Borrowing on debt - related party	90,592	1,000
Repayment on debt - related party	(31,843)	-
Borrowing on debt	45,000	-
Net Cash Provided By Financing Activities	103,749	2,252

Net increase (decrease) in cash and cash equivalents	1,897	(1,210)
Cash and cash equivalents, beginning of period	9,200	1,500
Cash and cash equivalents, end of period	$11,097	$290

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Debt discount for imputed interest	$11,585	$-
Discount for derivatives	$45,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

1PM INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of 1PM Industries, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K, on June 20, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2016 as reported in Form 10-K on June 20, 2016, have been omitted.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company's accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of May 31, 2016 and February 29, 2016, the Company had no valuation allowance for the Company's accounts receivable.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related party note payable

In conjunction with the process of product development, the Company borrowed from WB Partners, LLC, which is owned by an officer of the Company. The note is a non-interest bearing promissory note that is payable on December 31, 2018. The Company used 20% to impute interest on the non-interest bearing note. The discount is being amortized over the term of the note.

During the three months ended May 31, 2016, the Company borrowed a total amount of $90,593 from WB Partners, LLC and repaid $31,843 for the above note. Additionally, the Company recorded a discount of $11,585 for the three months ended May 31, 2016, for the imputed interest of 20%.

As of May 31, 2016 and February 29, 2016, the Company owed a note payable – related party of $154,285 net of a $36,476 debt discount and $103,699 net of a $28,313 debt discount, respectively. During the three months ended May 31, 2016, the Company recognized amortization of debt discount of $3,422.

Due to related party

As of May 31, 2016 and February 29, 2016, the Company recorded due to related party of $2,353 and $0. This consisted of operating expenses paid by the CEO.

NOTE 4 – CONVERTIBLE NOTES PAYABLE ISSUED WITH WARRANTS – DERIVATIVE LIABILITIES

The Company had the following convertible note payable outstanding as of May 31, 2016 and February 29, 2016:

	May 31, 2016	February 29, 2016
Convertible note	$115,000	$60,000
Less: debt discount and deferred financing fees	(92,588)	(49,337)
	22,412	10,663
Less: current portion of convertible notes payable	-	-
Long-term convertible notes payable	$22,412	$10,663

On December 10, 2015, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a convertible note in the amount of $170,000, which included an original issue discount ("OID") of $20,000, for net proceeds to be provided of $150,000. Pursuant to the terms of the note, net proceeds of $45,000 upon closure of the agreement, on which the Company recognized a pro-rated OID of $15,000 in addition to the cash proceeds and two investor notes for $50,000 each. The debt is convertible upon effective date of the note, debt holder can convert into common stock at $0.30 per share unless market capitalization falls below $10M at any time in which the conversion rate is reset to lower of conversion price and market price with a true-up provision. In addition to the convertible note, the Company granted to the same investor the right to purchase, at any time, three five−year 100,000 fully paid and non-assessable cashless warrants of Company's common stock. The exercise price of the cashless warrants are $0.30 unless, while warrant is outstanding, the Company sells any common stock, debt, warrants, options, preferred shares or other instruments or securities which are convertible into or exercisable for shares of common stock, at an effective price per share less than the exercise price then such price shall become the exercise price.

During three months ended May 31, 2016, the Company issued a convertible note of $55,000 with 91,667 warrants according to the Securities Purchase Agreement on December 10, 2015 and the Company received cash of $45,000 and recognized pro-rated OID of $10,000.

The Company identified conversion features embedded within convertible debt and warrants issued during 2016 and 2015. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 191,667 shares of common stock, for a period of five years from issuance, at a price of $0.30 per share. We accounted for the issuance of the Warrants as a derivative.

The following table summarizes information relating to outstanding and exercisable warrants as of May 31, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
191,667	4.53	$0.30	191,667	$0.30

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

The following table summarizes the changes in the derivative liabilities during the three months ended May 31, 2016:

Balance - February 29, 2016	$81,191
Addition of new derivative recognized as debt discounts	45,000
Addition of new derivatives recognized as loss on derivatives	20,017
Re-measurement – May 31, 2016
Gain on change in fair value of the derivative	(44,875)
Balance - May 31, 2016	$101,333

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of May 31, 2016 and February 29, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model.

The following weighted-average assumptions were used in the May 31, 2016 and February 29, 2016:

	Three Months Ended	Year Ended
	May 31, 2016	February 29, 2016
Expected life in years	0.78 - 4.72	1.03 - 5.01
Stock price volatility	268 - 490%	304 - 532%
Risk free interest rate	0.62 - 1.42%	0.62 - 1.68%
Expected dividends	None	None

As of May 31, 2016, no principal has been converted and the net outstanding balance of the convertible note is $22,412 after amortization of the OID of $5,009 and amortization of derivative discount of $6,740 recognized on the derivative liability. During three months ended May 31, 2016, no notes payable were converted that resulted in settlement of the related derivative liabilities.

NOTE 5 – EQUITY

Series F Preferred Stock

There were no issuances of the Series F Preferred Stock during the three months ended May 31, 2016.

Common Stock

During the three months ended May 31, 2016, the Company issued 2,000,000 shares of common stock to employees, with a fair value of $300,000, for work related to the Company's activities in California.

NOTE 6 – SUBSEQUENT EVENT

In June 2016, the Company received financing in the amount of $57,500 from a third party investor. The $57,500 bears 12% interest and matures in one year. The holder shall be entitled, at its option, as of September 6, 2016, to convert all or any amount of principal face amount of this note the outstanding into shares of the Company's common stock. Conversion price is the lower of (1) the closing sake price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (2) 55% of the lowest sale price for the Common Stock on the principal Market during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date.

In June 2016, the Company received financing in the amount of $55,000 from a third party investor. The $55,000 bears 12% interest and matures in one year. The holder shall be entitled, at its option, from issuance date, to convert all or any amount of principal face amount of this note the outstanding into shares of the Company's common stock. Conversion price is 45% of the lowest trading price for the Common Stock on the principal Market during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date.

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

Revenue

The Company had the following gross profit:

	Three Months Ended May 31,
	2016	2015	Change	%
Revenue	$28,219	$-	$28,219	-
Cost of goods sold	10,801	-	10,801	-
Gross Profit	$17,418	$-	$17,418	-

The revenue increased to $28,219 from $0 for the three months ended May 31, 2016 and 2015, respectively. Cost of goods sold increased to $10,801 from $0 for the three months ended May 31, 2016 and 2015, respectively.

Operating Expenses

The Company had the following expenses:

	Three Months Ended May 31,
	2016	2015	Change	%
Selling and general and administrative	$382,005	$5,342	$376,663	7,051%
Total Expenses	$382,005	$5,342	$376,663	7,051%

Selling and general and administrative expenses increased to $382,005 from $5,342 for the three months ended May 31, 2016 and 2015, respectively. The increase in selling and general and administrative expenses is primarily due to stock-based compensation of $300,000, salary and commissions of $32,000 and rent expenses of $18,300 in 2016.

Other Income (expense)

	Three Months Ended May 31,
	2016	2015	Change	%
Interest expense	$(17,199)	$-	$(17,199)	-
Gain on derivative	24,858	-	24,858	-
Total Expenses	$7,659	$-	$7,659	-

Other income totaled $7,659 for the three months ended May 31, 2016 compared to $0 for the three months ended May 31, 2015. The increase in other income was related to an increase in interest expense of $17,199 and gain on derivative of $24,858.

Net Loss

For the three months ended May 31, 2016, the Company had a loss of $356,928. This compares to the three months ended May 31, 2015, the Company had a net loss of $5,342. This was derived as follows:

	Three Months Ended May 31,
	2016	2015	Change	%
Revenue	$28,219	$-	$28,219	-
Cost of goods	(10,801)	-	(10,801)	-
Operating Expenses	(382,005)	(5,342)	(376,663)	7,051%
Interest expense	(17,199)	-	(17,199)	-
Gain on derivative	24,858	-	24,858	-
Net Loss	$(356,928)	$(5,342)	(351,586)	6,582%

Dividends

The Company has not paid dividends on its common stock.

Liquidity and Capital Resources

The following table presents selected financial information on our capital as of May 31, 2016 and February 29, 2016.

	May 31,	February 29,
	2016	2016	Change	%
Cash	$11,097	$9,200	$1,897	21%
Total Assets	$40,720	$27,800	$12,920	46%
Total Liabilities	$309,234	$250,971	$58,263	23%
Stockholders' Deficit	$(268,514)	$(223,171)	$(45,343)	20%

As of May 31, 2016, the Company had $11,097 in cash for a total of $40,720 in assets and a total of $309,234 in liabilities. In management's opinion, the Company's cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion can generate revenue. It is anticipated that additional capital will principally be through the sales of our securities and loans from related parties. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business, then the Company would be required to cease operations.

The Company's officers, directors and principal shareholders have verbally agreed to provide additional capital, up to $100,000, to the Company to fund it current operations until the Company can raise additional capital. As of the date of this filing, the Company owes approximately $190,761 from WB Partners LLC, which is owned by Joseph Wade, our CEO.

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

As of May 31, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company's management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

No unregistered securities where issued during the nine months ending May 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended May 31, 2016 that was not previously disclosed in our filings during that period.

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

1PM Industries, Inc.

Date: July 20, 2016	By:	/s/ Joseph Wade
Joseph Wade
Chief Executive and Financial Officer

