Form 10-Q
period 2016-08-31
1PM Industries
filed 2016-10-21
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to                                                  .

Commission File Number 000-19949

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 17, 2016
Common stock, par value $0.0001 per share Series F Voting Preferred Stock, par value $0.0001 per share	113,209,790 4,000,000

1PM INDUSTRIES, INC.

FORM 10-Q

August 31, 2016

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

1PM Industries, Inc.

Consolidated Balance Sheets

(Unaudited)

	August 31,	February 29,
	2016	2016
ASSETS
Current Assets
Cash	$34,402	$9,200
Accounts receivable	2,465	-
Inventory	3,950	-
Total Current Assets	40,817	9,200

Security deposit	18,600	18,600
TOTAL ASSETS	$59,417	$27,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$37,563	$53,678
Due to related party	-	1,740
Convertible notes payable, net of discount of $61,533 and $0, respectively	131,456	-
Derivative liability	225,904	81,191
Total Current Liabilities	394,923	136,609

Convertible notes payable, net of discount of $26,709 and $49,337, respectively	791	10,663
Note payable – Related Party, net of discount $30,932 and $28,313 respectively	147,549	103,699
TOTAL LIABILITIES	543,263	250,971

Stockholders' Deficit
Series F Preferred Stock, Par Value $.0001, 5,000,000 shares authorized, 4,000,000 issued and outstanding, respectively	400	400
Common Stock, Par Value $.0001, 200,000,000 shares authorized, 105,519,507 and 100,092,395 issued and outstanding, respectively	10,552	10,009
Additional paid in capital	978,082	39,243
Accumulated deficit	(1,472,880)	(272,823)
Total Stockholders' Deficit	(483,846)	(223,171)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59,417	$27,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2016	2015	2016	2015

Revenue	$14,294	$-	$42,513	$-
Cost of goods	12,422	-	23,223	-
Gross profit	1,872	-	19,290	-

Operating Expenses
Selling and general and administrative	623,097	22,556	1,005,102	27,898
Total operating expenses	623,097	22,556	1,005,102	27,898

Net loss from operations	(621,225)	(22,556)	(985,812)	(27,898)

Other Income (expense)
Interest expense	(92,550)	-	(109,749)	-
Loss on derivatives	(129,354)	-	(104,496)	-
Total other expense	(221,904)	-	(214,245)	-

Net loss	$(843,129)	$(22,556)	$(1,200,057)	$(27,898)

Net loss per common share, basic and diluted	(0.01)	(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	103,861,488	100,092,395	102,139,728	100,092,395

The accompanying notes are an integral part of these unaudited consolidated financial statements

1PM Industries, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,200,057)	$(27,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	840,000	-
Amortization of debt discount	89,806	1,760
Loss on derivative	104,496	-
Changes in operating assets and liabilities:
Accounts receivable	(2,465)	-
Inventory	(3,950)	-
Security deposit	-	(18,600)
Prepaid expenses and other assets	-	(18,600)
Accounts payable and accrued liabilities	(16,115)	2,362
Due to related party	(1,740)	-
Net Cash Used in Operating Activities	(190,025)	(60,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	25
Borrowing on debt - related party	186,563	66,079
Repayment on debt - related party	(140,094)	(965)
Borrowing on debt	190,200	-
Repayments of debt	(21,442)	-
Net Cash Provided By Financing Activities	215,227	64,009

Net increase in cash and cash equivalents	25,202	3,033
Cash and cash equivalents, beginning of period	9,200	1,500
Cash and cash equivalents, end of period	$34,402	$4,533

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Debt discount for imputed interest	$9,279	$1,760
Issuance of common stock for conversion of debt	$37,820	$-
Discount for derivatives	$92,500	$-
Resolution of derivative liabilities upon conversion of debt	$52,283	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

1PM INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Company

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of 1PM Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K, on June 20, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2016 as reported in Form 10-K on June 20, 2016, have been omitted.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company's accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of August 31, 2016 and February 29, 2016, the Company had no valuation allowance for the Company's accounts receivable.

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

During the six months ended August 31, 2016, the Company borrowed a total amount of $186,563 from WB Partners, LLC and repaid $140,094 for the above note. Additionally, the Company recorded a discount of $9,279 for the six months ended August 31, 2016, for the imputed interest of 20%.

As of August 31, 2016 and February 29, 2016, the Company owed a note payable – related party of $147,549 net of a $30,932 debt discount and $103,699 net of a $28,313 debt discount, respectively. During the six months ended August 31, 2016 and 2015, the Company recognized amortization of debt discount of $6,660 and $1,760, respectively.

NOTE 4 – CONVERTIBLE NOTES PAYABLE ISSUED WITH WARRANTS – DERIVATIVE LIABILITIES

The Company had the following convertible note payable outstanding as of August 31, 2016 and February 29, 2016:

	August 31,	February 29,
	2016	2016
Promissory Note - Issued December 10, 2015	$80,488	$60,000
Promissory Notes - Issued in fiscal year 2017	140,000	-
Total convertible notes payable	220,488	60,000
Less: debt discount and deferred financing fees	(88,241)	(49,337)
	132,247	10,663
Less: current portion of convertible notes payable	131,456	-
Long-term convertible notes payable	$791	$10,663

During the six months ended August 31, 2016 and 2015, the Company recognized amortization of discount of $83,146 and $0, respectively.

Promissory Note – December 10, 2015

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

During six months ended August 31, 2016, the Company issued a convertible note of $79,750 with 132,917 warrants according to the Securities Purchase Agreement on December 10, 2015 and the Company received cash of $67,500 and recognized pro-rated OID of $12,250.

The Company identified conversion features embedded within convertible debt and warrants issued during 2016 and 2015. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 232,917 shares of common stock, for a period of five years from issuance, at a price of $0.30 per share. On June 6, 2016 the Company issued another convertible note to third party, as a result of the reset features the warrants became exercisable into 232,917 shares of common stock at $0.10 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. Per the terms of the warrants, once this separate convertible note was issued the reset feature was effective.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible during the six months ended August 31, 2016 amounted to $88,894. $67,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $21,394 was recognized as a “day 1” derivative loss.

During the six months ended August 31, 2016, the Company repaid notes with principal amounts totaling to $21,442 and converted notes with principal amounts of $37,820 into 1,927,112 shares of common stock. The corresponding derivative liability at the date of conversion of $52,283 was credited to additional paid in capital.

Promissory Notes - Issued in fiscal year 2017

During the six months ended August 31, 2016, the Company issued a total of $140,000 notes with the following terms:

•	Terms ranging from 9 months to 2 years.

•	Annual interest rates ranging from 8% to 12%.

•	Convertible at the option of the holders either at issuance or 180 days from issuance. The note dated June 6, 2016 is convertible at September 6, 2016.

•

Conversion prices are typically based on the discounted (55% to 60% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes allow for the conversion price to be the lower of the closing sale price or the discounted trading price.

Certain notes allow the Company to redeem the notes at rates ranging from 130% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $17,300 and the Company received cash of $122,700.

The Company identified conversion features embedded within certain notes and warrants issued during 2016. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 1,875,000 shares of common stock, for a period of five years from issuance, at a price of $0.10 per share. We accounted for the issuance of the Warrants as a derivative.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible during six months ended August 31, 2016 amounted to $111,687. $25,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $86,687 was recognized as a “day 1” derivative loss.

Warrants

A summary of activity during the period ended August 31, 2016 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, February 29, 2016	100,000	$0.10
Granted	2,007,917	0.10
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, August 31, 2016	2,107,917	$0.10

The following table summarizes information relating to outstanding and exercisable warrants as of August 31, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

232,917	4.28	$0.10	232,917	$0.10
1,875,000	4.95	0.10	1,875,000	0.10
2,107,917	4.77	0.10	2,107,917	0.10

NOTE 5 - DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of August 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the August 31, 2016 and February 29, 2016 valuations:

	Six Months Ended	Year Ended
	August 31, 2016	February 29, 2016
Expected life in years	0.52 - 5.00	1.03 - 5.01
Stock price volatility	244 - 490%	304 - 532%
Risk free interest rate	0.44 - 1.42%	0.62 - 1.68%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the six months ended August 31, 2016:

Balance - February 29, 2016	$81,191
Addition of new derivative recognized as debt discounts	92,500
Addition of new derivatives recognized as loss on derivatives	108,081
Derivatives settled upon conversion of debt	(52,283)
Re-measurement – August 31, 2016	-
Gain on change in fair value of the derivative	(3,585)
Balance - August 31, 2016	$225,904

The net loss on derivatives during the six months ended August 31, 2016 and 2015 was $104,496 and $0, respectively.

NOTE 6 – EQUITY

Series F Preferred Stock

There were no issuances of the Series F Preferred Stock during the six months ended August 31, 2016.

Common Stock

During the six months ended August 31, 2016, the Company issued common stock, as follows;

•	2,000,000 shares of common stock to employees, with a fair value of $300,000, for work related to the Company's activities in California.

•	1,500,000 shares of common stock to an employee, with a fair value of $540,000, based on the employee agreement.

•	1,927,112 shares of common stock were issued for the conversion of debt of $37,820.

NOTE 7 – SUBSEQUENT EVENT

Subsequent to August 31, 2016, a total of $50,000 convertible debt was converted, resulting in the issuance of 7,690,283 common shares.

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

The Company has entered into discussions to license its Von Baron Farms brand and distribution to 3rd parties.

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

Revenue

The Company had the following gross profit:

	Three Months Ended August 31,
	2016	2015	Change
Revenue	$14,294	$-	$14,294
Cost of revenue	12,422	-	12,422
Gross profit	$1,872	$-	$1,872
Gross profit %	13%	-

	Six Months Ended August 31,
	2016	2015	Change
Revenue	$42,513	$-	$42,513
Cost of goods sold	23,223	-	23,223
Gross Profit	$19,290	$-	$19,290
Gross profit %	45%	-

The Company did not have any revenues for the comparative periods ended August 31, 2015. The Company realized a significant drop in gross profit percentage in the three months ended August 31, 2016, due to increased packaging costs on using child proof containers.

Operating Expenses

The Company had the following operating expenses:

Operating Expenses

The Company had the following operating expenses:

	Three Months Ended August 31,
	2016	2015	Change	%

Selling and general and administrative	$623,097	$22,556	$600,541	2,662%
Total Expenses	$623,097	$22,556	$600,541	2,662%

For the Three Months ended August 31, 2016 and 2015, the Company had $623,097 and $22,556 in operating expenses, respectively.  The increase in selling and general and administrative expenses is primarily due to stock-based compensation of $540,000, salary and commissions of approximate $27,000 and rent expenses of approximate $11,000 in 2016.

	Six Months Ended August 31,
	2016	2015	Change	%
Selling and general and administrative	$1,005,102	$27,898	$977,204	3,503%
Total Expenses	$1,005,102	$27,898	$977,204	3,503%

For the Six Months ended August 31, 2016 and 2015, the Company had $1,005,102 and 27,898 in operating expenses, respectively.  The increase in selling and general and administrative expenses is primarily due to stock-based compensation of $840,000, salary and commissions of approximate $54,000 and rent expenses of approximate $29,000 in 2016.

Other Income (expense)

	Three Months Ended August 31,
	2016	2015	Change
Interest expense	$(92,550)	$-	$(92,550)
Loss on derivative	(129,354)	-	(129,354)
Total Expenses	$(221,904)	$-	$(221,904)

Other income totaled $221,904 for the three months ended August 31, 2016 compared to $0 for the three months ended August 31, 2015. The increase in other expense was related to an increase in interest expense of $92,550 and loss on derivative of $129,354.

	Six Months Ended August 31,
	2016	2015	Change
Interest expense	$(109,749)	$-	$(109,749)
Loss on derivative	(104,496)	-	(104,496)
Total Expenses	$(214,245)	$-	$(214,245)

Other income totaled $214,245 for the six months ended August 31, 2016 compared to $0 for the six months ended August 31, 2015. The increase in other expense was related to an increase in interest expense of $109,749 and loss on derivative of $104,496.

Net Loss

For the Three Months ended August 31, 2016 and 2015, the Company had a loss of $843,129 and $22,556, respectively. For the Six Months ended August 31, 2016 and 2015, the Company had a loss of $1,200,057 and $27,898, respectively.  This was derived as follows:

	Three Months Ended August 31,
	2016	2015	Change
Revenue	$14,294	$-	$14,294
Cost of goods	12,422	-	12,422
Operating Expenses	623,097	22,556	600,541
Interest expense	(92,550)	-	(92,550)
Loss on derivative	(129,354)	-	(129,354)
Net Loss	$(843,129)	$(22,556)	(820,573)

	Six Months Ended August 31,
	2016	2015	Change
Revenue	$42,513	$-	$42,513
Cost of goods	(23,223)	-	(23,223)
Operating Expenses	(1,005,102)	(27,898)	(977,204)
Interest expense	(109,749)	-	(109,749)
Loss on derivative	(104,496)	-	(104,496)
Net Loss	$(1,200,057)	$(27,898)	$(1,172,159)

Dividends

The Company has not paid dividends on its common stock.

Liquidity and Capital Resources

The following tables presents selected financial information on our capital as of August 31, 2016 and February 29, 2016.

	August 31,	February 29,
	2016	2016	Change	%
Cash	$34,402	$9,200	$25,202	274%
Total Assets	$59,417	$27,800	$31,617	114%
Total Liabilities	$543,263	$250,971	$292,292	116%
Stockholders' Deficit	$(483,846)	$(223,171)	$(260,675)	117%

	August 31,	February 29,
	2016	2016	Change	%
Current Assets	$40,817	$9,200	$31,617	344%
Current Liabilities	394,923	136,609	258,314	189%
Working Capital Deficiency	$(354,106)	$(127,409)	$(226,697)	178%

As of August 31, 2016, the Company had $34,402 in cash for a total of $59,417 in assets and realized an increase in working capital deficiency, from February 29, 2016. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months.  Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of August 31, 2016, our total liabilities were $543,263.

The Company’s officers, directors and principal shareholders have verbally agreed to provide additional capital, up to $100,000, to the Company to fund it current operations until the Company can raise additional capital. As of the date of this filing, the Company has borrowed approximately $178,481 from Joseph Wade.

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

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging,” since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of our common stock, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

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

As of August 31, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014.  The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties.  The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

This 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K.

(b) Changes in Internal Control Over Financial Reporting

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

1,927,112 unregistered securities where issued during the period ending August 31, 2016. The shares were issued to Typenex Co-Investment, LLC as payment for the convertible debenture issued by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended August 31, 2016 that was not previously disclosed in our filings during that period.

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

1PM Industries, Inc.

Date: October 21, 2016	By:	/s/ Joseph Wade
Joseph Wade
Chief Executive and Financial Officer

