Form 10-Q
period 2016-11-30
1PM Industries
filed 2017-01-23
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of January 19, 2017
Common stock, par value $0.0001 per share	165,502,438
Series F Voting Preferred Stock, par value $0.0001 per share	4,000,000

1PM INDUSTRIES, INC.

FORM 10-Q

November 30, 2016

PART I -- FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

1PM Industries, Inc.

Consolidated Balance Sheets

(Unaudited)

	November 30,	February 29,
	2016	2016

ASSETS
Current Assets
Cash	$118,100	$9,200
Total Current Assets	118,100	9,200

Security deposit	18,600	18,600

TOTAL ASSETS	$136,700	$27,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$37,209	$53,678
Due to related party	-	1,740
Convertible notes payable, net of discount of $95,512 and $0, respectively	160,449	-
Derivative liability	309,211	81,191
Total Current Liabilities	506,869	136,609

Convertible notes payable, net of discount of $23,281 and $49,337, respectively	4,219	10,663
Note payable – Related Party, net of discount $28,258 and $28,313 respectively	153,582	103,699
TOTAL LIABILITIES	664,670	250,971

Stockholders' Deficit
Series F Preferred Stock, Par Value $.0001, 5,000,000 shares authorized, 4,000,000 issued and outstanding, respectively	400	400
Common Stock, Par Value $.0001, 200,000,000 shares authorized, 131,677,570 and 100,092,395 issued and outstanding, respectively	13,168	10,009
Additional paid in capital	1,473,597	39,243
Accumulated deficit	(2,015,135)	(272,823)
Total Stockholders' Deficit	(527,970)	(223,171)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$136,700	$27,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Revenue	$6,845	$-	$49,358	$-
Cost of goods	4,790	-	28,013	-
Gross profit	2,055	-	21,345	-

Operating Expenses
Selling and general and administrative	33,922	32,791	1,039,024	59,809
Total operating expenses	33,922	32,791	1,039,024	59,809

Net loss from operations	(31,867)	(32,791)	(1,017,679)	(59,809)

Other Income (expense)
Interest expense	(201,619)	(4,029)	(311,368)	(4,909)
Loss on derivatives	(308,769)	-	(413,265)	-
Total other expense	(510,388)	(4,029)	(724,633)	(4,909)

Net loss	$(542,255)	$(36,820)	$(1,742,312)	$(64,718)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	116,973,695	100,092,395	107,030,637	100,092,395

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,742,312)	$(64,718)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	840,000	-
Interest on convertible note default and true-up	81,588	-
Amortization of debt discount	197,759	4,909
Loss on derivative	413,265	-
Changes in operating assets and liabilities:
Security deposit	-	(18,600)
Accounts payable and accrued liabilities	(3,446)	8,855
Due to related party	(1,740)	-
Net Cash Used in Operating Activities	(214,886)	(69,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	8,217
Borrowing on debt - related party	206,864	80,114
Repayment on debt - related party	(157,036)	(7,055)
Borrowing on debt	260,400	-
Repayments of debt	(21,442)	-
Proceeds from issuance of stock	35,000	-
Net Cash Provided By Financing Activities	323,786	81,276

Net increase in cash and cash equivalents	108,900	11,722
Cash and cash equivalents, beginning of period	9,200	1,500
Cash and cash equivalents, end of period	$118,100	$13,222

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Debt discount for imputed interest	$9,860	$17,293
Issuance of common stock for conversion of debt	$154,707	$-
Discount for derivatives	$212,700	$-
Resolution of derivative liabilities upon conversion of debt	$397,945	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Company

Our business address is 312 S. Beverly Drive #3102, Beverly Hills, California 90212. 1PM Industries ("1PM", "we", "us", "our", the "Company" or the "Registrant") was originally incorporated in the State of Colorado on March 26, 1990 under the name of Southshore Corporation and changed our name to Torrent Energy Corp. on July 15, 2004 and changed our name to 1PM Industries on February 19, 2015. On June 5, 2014, the Company executed a merger with Embarr Farms, Inc. On June 5, 2014, the Company entered into an Agreement whereby the Company acquired 100% of Embarr Farms, Inc. Embarr Farms was the surviving Company and became a wholly owned subsidiary of the Company and changed the name of the Company to 1PM Industries. At the time of the merger, the Company had no operations, assets or liabilities. The Company selected February 28 as its fiscal year end. In September 2015, the Company launched a medical marijuana edible line under the brand name "Von Baron Farms". Von Baron Farms is a wholly owned (100%) subsidiary of the Company.

Business of The Registrant

Von Baron Farms: In September 2015, the Company launched a medical marijuana edible line under the brand name "Von Baron Farms". The Company performed test marketing at 3 HempCon conventions and in dispensaries in Northern California.

The Company began distributing product at www.vonbaronfarms.com in November 2015. In November 2015, the Company entered into distribution contracts for its products in dispensaries. In March 2016, the Company begun selling product to dispensaries.

The Company is also in the process of selling its Von Baron Farms product line in non-medical marijuana product line through Amazon and eBay. As such, the Company has terminated its previous agreement to sell 3rd party products to solely focus on its own products.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of 1PM Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K, on June 20, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2016 as reported in Form 10-K filed on June 20, 2016, have been omitted.

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

During the nine months ended November 30, 2016, the Company borrowed a total amount of $206,864 from WB Partners, LLC and repaid $157,036 for the above note. Additionally, the Company recorded a discount of $9,860 for the nine months ended November 30, 2016, for the imputed interest of 20%.

As of November 30, 2016 and February 29, 2016, the Company owed a note payable – related party of $153,582 net of a $28,258 debt discount and $103,699 net of a $28,313 debt discount, respectively. During the nine months ended November 30, 2016 and 2015, the Company recognized amortization of debt discount of $9,915 and $4,909, respectively.

NOTE 4 – CONVERTIBLE NOTES PAYABLE ISSUED WITH WARRANTS – DERIVATIVE LIABILITIES

The Company had the following convertible note payable outstanding as of November 30, 2016 and February 29, 2016:

	November 30,	February 29,
	2016	2016
Promissory Note - Issued December 10, 2015	$88,461	$60,000
Promissory Note - Issued in fiscal year 2017	195,000	-
Total convertible notes payable	283,461	60,000
Less: debt discount and deferred financing fees	(118,793)	(49,337)
	164,668	10,663
Less: current portion of convertible notes payable	160,449	-
Long-term convertible notes payable	$4,219	$10,663

During the nine months ended November 30, 2016 and 2015, the Company recognized amortization of discount of $187,844 and $0, respectively.

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

During nine months ended November 30, 2016, the Company issued a convertible note of $110,000 with 183,334 warrants according to the Securities Purchase Agreement on December 10, 2015 and the Company received cash of $90,000 and recognized pro-rated OID of $20,000.

The Company identified conversion features embedded within convertible debt and warrants issued during 2016 and 2015. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 283,334 shares of common stock, for a period of five years from issuance, at a price of $0.30 per share. On June 6, 2016, the Company issued another convertible note to third party, as a result of the reset features the warrants became exercisable into 283,334 shares of common stock at $0.10 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. Per the terms of the warrants, once this separate convertible note was issued the reset feature was effective.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible during the nine months ended November 30, 2016 amounted to $113,578. $90,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $23,578 was recognized as a “day 1” derivative loss.

During the nine months ended November 30, 2016, the Company recognized a principal adjustment of $81,588 based on the default penalties and true-up provisions.

During the nine months ended November 30, 2016, the Company repaid notes with principal amounts and accrued interest totaling to $21,442 and converted notes with principal amounts and accrued interest of $154,707 into 26,952,822 shares of common stock. The corresponding derivative liability at the date of conversion of $397,945 was credited to additional paid in capital.

Promissory Notes - Issued in fiscal year 2017

During the nine months ended November 30, 2016, the Company issued a total of $195,000 notes with the following terms:

•	Terms ranging from 9 months to 2 years.

•	Annual interest rates of 12%.

•	Convertible at the option of the holders either at issuance or 180 days from issuance. The note dated June 6, 2016 is convertible at September 6, 2016.

•

Conversion prices are typically based on the discounted (55% to 60% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes allow for the conversion price to be the lower of the closing sale price or the discounted trading price.

Certain notes allow the Company to redeem the notes at rates ranging from 130% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $24,600 and the Company received cash of $170,400.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible during nine months ended November 30, 2016 amounted to $307,866. $122,700 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $185,166 was recognized as a “day 1” derivative loss.

Warrants

A summary of activity during the period ended November 30, 2016 follows:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, February 29, 2016	100,000	$0.10
Granted	2,058,334	0.10
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, November 30, 2016	2,158,334	$0.10

The following table summarizes information relating to outstanding and exercisable warrants as of November 30, 2016:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
283,334	4.03	$0.10	283,334	$0.10
1,875,000	4.70	0.10	1,875,000	0.10
2,158,334	4.61	0.10	2,158,334	0.10

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of November 30, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the November 30, 2016 and February 29, 2016 valuations:

	Nine Months Ended	Year Ended
	November 30, 2016	February 29, 2016
Expected life in years	0.25 - 5.00	1.03 - 5.01
Stock price volatility	228 - 490%	304 - 532%
Risk free interest rate	0.44 - 1.83%	0.62 - 1.68%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the nine months ended November 30, 2016:

Balance - February 29, 2016	$81,191
Addition of new derivative recognized as debt discounts	212,700
Addition of new derivatives recognized as loss on derivatives	208,744
Derivatives settled upon conversion of debt	(397,945)
Re-measurement – November 30, 2016
Loss on change in fair value of the derivative	204,521
Balance - November 30, 2016	$309,211

The net loss on derivatives during the nine months ended November 30, 2016 and 2015 was $413,265 and $0, respectively.

NOTE 6 – EQUITY

Series F Preferred Stock

There were no issuances of the Series F Preferred Stock during the nine months ended November 30, 2016.

Common Stock

During the nine months ended November 30, 2016, the Company issued common stock, as follows;

•	2,000,000 shares of common stock to employees, with a fair value of $300,000, for work related to the Company's activities in California.

•	1,500,000 shares of common stock to an employee, with a fair value of $540,000, based on the employee agreement.

•	1,132,353 shares of common stock on October 2016 for $38,500 ($35,000 net proceeds received after $3,500 financing fee).

•	26,952,822 shares of common stock were issued for the conversion of debt and accrued interest of $154,707.

NOTE 7 – SUBSEQUENT EVENT

Subsequent to November 30, 2016, the Company issued an additional 33,824,848 shares of common stock for conversion of debt and true-up notices.

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

The Company has entered into discussions to license its Von Baron Farms brand and distribution to 3rd parties. The Company currently is selling and is working on licensing the following products:

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

Revenue

The Company had the following gross profit:

	Three Months Ended November 30,
	2016	2015	Change
Revenue	$6,845	$-	$6,845
Cost of revenue	4,790	-	4,790
Gross profit	$2,055	$-	$2,055
Gross profit %	30%	-

	Nine Months Ended November 30,
	2016	2015	Change
Revenue	$49,358	$-	$49,358
Cost of goods sold	28,013	-	28,013
Gross Profit	$21,345	$-	$21,345
Gross profit %	43%	-

The Company did not have any revenues for the comparative periods ended November 30, 2015. The Company realized a drop in gross profit percentage in the three months ended November 30, 2016, as compared for the nine months ended November 30, 2016, due to increased packaging costs on using child proof containers.

Operating Expenses

The Company had the following operating expenses:

	Three Months Ended November 30,
	2016	2015	Change
Selling and general and administrative	$33,922	$32,791	$1,131

For the Three Months ended November 30, 2016 and 2015, the Company had $33,922 and $32,791 in operating expenses, respectively.

	Nine Months Ended November 30,
	2016	2015	Change
Selling and general and administrative	$1,039,024	$59,809	$979,215

For the Nine Months ended November 30, 2016 and 2015, the Company had $1,039,024 and $59,809 in operating expenses, respectively. The increase in selling and general and administrative expenses is primarily due to stock-based compensation of $840,000, salary and commissions of approximate $63,000 and rent expenses of approximate $36,000 in 2016.

Other Income (expense)

	Three Months Ended November 30,
	2016	2015	Change
Interest expense	$201,619	$4,029	$197,590
Loss on derivative	308,769	-	308,769
Total Expenses	$510,388	$4,029	$506,359

Other income totaled $510,388 for the three months ended November 30, 2016 compared to $4,029 for the three months ended November 30, 2015. The increase in other expense was related to an increase in interest expense of $201,619 and loss on derivative of $308,769. The interest expense consists of interest expense, amortization of debt discount and note default interests.

	Nine Months Ended November 30,
	2016	2015	Change
Interest expense	$311,368	$4,909	$306,459
Loss on derivative	413,265	-	413,265
Total Expenses	$724,633	$4,909	$719,724

Other income totaled $724,633 for the nine months ended November 30, 2016 compared to $4,909 for the nine months ended November 30, 2015. The increase in other expense was related to an increase in interest expense of $311,368 and loss on derivative of $413,265. The interest expense consists of interest expense, amortization of debt discount and note default interests.

Net Loss

For the Three Months ended November 30, 2016 and 2015, the Company had a loss of $542,255 and $36,820, respectively. For the Nine Months ended November 30, 2016 and 2015, the Company had a loss of $1,742,312 and $64,718, respectively. This was derived as follows:

	Three Months Ended November 30,
	2016	2015	Change
Revenue	$6,845	$-	$6,845
Cost of goods	(4,790)	-	(4,790)
Operating Expenses	(33,922)	(32,791)	(1,131)
Total other expense	(510,388)	(4,029)	(506,359)
Net Loss	$(542,255)	$(36,820)	$(505,435)

	Nine Months Ended November 30,
	2016	2015	Change
Revenue	$49,358	$-	$49,358
Cost of goods	(28,013)	-	(28,013)
Operating Expenses	(1,039,024)	(59,809)	(979,215)
Total other expense	(724,633)	(4,909)	(719,724)
Net Loss	$(1,742,312)	$(64,718)	$(1,677,594)

Dividends

The Company has not paid dividends on its common stock.

Liquidity and Capital Resources

The following tables presents selected financial information on our capital as of November 30, 2016 and February 29, 2016.

	November 30,	February 29,
	2016	2016	Change
Cash	$118,100	$9,200	$108,900
Total Assets	$136,700	$27,800	$108,900
Total Liabilities	$664,670	$250,971	$413,699
Stockholders' Deficit	$(527,970)	$(223,171)	$(304,799)

	November 30,	February 29,
	2016	2016	Change
Current Assets	$118,100	$9,200	$108,900
Current Liabilities	506,869	136,609	370,260
Working Capital Deficiency	$(388,769)	$(127,409)	$(261,360)

As of November 30, 2016, the Company had $118,100 in cash for a total of $136,700 in assets and realized an increase in working capital deficiency, from February 29, 2016. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of November 30, 2016, our total liabilities were $664,670.

The Company’s officers, directors and principal shareholders have verbally agreed to provide additional capital, up to $100,000, to the Company to fund it current operations until the Company can raise additional capital. As of November 30, 2016, the Company has borrowed approximately $181,839 from Joseph Wade.

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

Basic and diluted net loss per share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using treasury stock method, and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Common stock equivalents pertaining to the convertible debt, options, warrants and convertible preferred shares were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the nine months ended November 30, 2016.

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

As of November 30, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified in April 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of November 30, 2016:

Independent Directors: The Company intends to obtain at least 2 independent directors at its 2016 annual shareholder meeting. The cost associated to the addition in minimal and not deemed material.

No Segregation of Duties/Ineffective controls over financial reporting: The Company intends to hire additional staff members, either as employees or consultants, when it’s in a financial position to afford the expense. These additional staff members will be responsible for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities. The costs associated with the hiring the additional staff members will increase the Company's Sales, General and Administration (SG&A) Expense. It is anticipated the cost of the new staff members will be approximately $60,000 per year.

No audit committee: After the election of the independent directors at the 2016 annual shareholder meeting, the Company expects that an Audit Committee will be established. The cost associated to the addition an audit committee are minimal and not deemed material.

Resources: As of November 30, 2016, we have no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

As of November 30, 2016, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year ended 2014. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

26,158,063 unregistered securities where issued during the three month period ended November 30, 2016. Of these shares issued, 25,025,710 were issued to Typenex Co-Investment, LLC as payment for the convertible debenture issued by the Company and 1,132,353 shares were issued for $38,500 ($0.034 per share).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended November 30, 2016 that was not previously disclosed in our filings during that period.

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

1PM Industries, Inc.

Date: January 23, 2017	By:	/s/ Joseph Wade
Joseph Wade
Chief Executive and Financial Officer

