Form 10-K
period 2017-02-28
1PM Industries
filed 2017-06-14
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter (May 2017): $522,824 (522,824,463 shares were held by non-affiliates)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of June 13, 2017
Common stock, par value $0.0001 per share Class F Preferred Stock, par value $0.001 per share	613,375,126 4,000,000

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions provided for under these sections. Our forward-looking statements include, without limitation:

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

ITEM 1. BUSINESS

Corporate Background and Our Business

Business Of The Registrant

Our main business is providing consulting services to a wide variety of companies in diverse industries transform from a private company to a public company. We target companies that are in the start-up phase of their operations. We assist the companies by incubating them and then merging the company into a public company through a reverse merger. Typically, the public company will be previously majority owned by us. Once the reverse merger is completed, we intend to provide additional consulting services for up to 24 months depending on the needs of each client. As part of the services rendered, we intend to be compensated with a 4.9% - 9.9% stake in the client’s company. The 4.9%-9.9% also will have a non-dilutive feature for 18 months. Additionally, the Company may enter into joint ventures or provide working capital to clients on as needed basis.

Discontinued Business: In February 2017, the Company discontinued its medical cannabis division which has ceased all operations as of February 28, 2017.

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

August 5, 2016: $6,386

August 5, 2017: $6,577

August 5, 2018: $6,774

August 5, 2019: $6,978

On May 1, 2017, the Company reached a mutual agreement with the landlord to terminate the lease which was effective May 15, 2017.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “OPMZ.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock
Fiscal Year 2016	High	Low
First Quarter	$0.375	$0.12
Second Quarter	$0.385	$0.02
Third Quarter	$0.0499	$0.0103
Fourth Quarter	$0.0082	$0.0017

Common Stock
Fiscal Year 2015	High	Low
First Quarter	$4.80	$0.51
Second Quarter	$1.00	$055
Third Quarter	$0.2575	$0.11
Fourth Quarter	$0.65	$0.06

Holders of Common Equity

As of February 28, 2017 there were 244,948,828 common shares outstanding.  During the fiscal year 2016, the high and low sales prices of our common stock on the OTCQB were $0.385 and $0.0017, respectively, and we had 133 holders of record of our common stock.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock therefore is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Cleartrust, LLC is the transfer agent for our common stock. Their principal office of is located at 16540 Pointe Village Dr, Suite 210 Lutz, Florida 33558 and its telephone number is 813.388.4549.

Dividend Policy

The Company has not paid dividends on its common stock in the past.   The Company has no plans to issue dividends on its common stock in the future. Holders of the Series F Preferred Stock shall be entitled to monthly distributions of $130,000 per month from the profits from the consulting operations.

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

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recurring losses and does not have an established source of revenues sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

Business Of The Registrant

Our main business is providing consulting services to a wide variety of companies in diverse industries transform from a private company to a public company. We target companies that are in the start-up phase of their operations. We assist the companies by incubating them and then merging the company into a public company through a reverse merger. Typically, the public company will be previously majority owned by us. Once the reverse merger is completed, we intend to provide additional consulting services for up to 24 months depending on the needs of each client. As part of the services rendered, we intend to be compensated with a 4.9% - 9.9% stake in the client’s company. The 4.9%-9.9% also will have a non-dilutive feature for 18 months. Additionally, the Company may enter into joint ventures or provide working capital to clients on as needed basis.

Discontinued Business: In February 2017, the Company discontinued its medical cannabis division which has ceased all operations as of February 28, 2017.

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

Operating Expenses

The Company had the following operating expenses:

	Year Ended
	February 28,	February 29,
	2017	2016	Change
Selling and general and administrative	$751,290	$-	$751,290

For the year ended February 28, 2017 and February 29, 2016, the Company had $751,290 and $0 in operating expenses, respectively. The selling and general and administrative expenses is primarily comprised of consulting fee of $741,167. The selling and general and administrative expenses in 2016 were reclassed to discontinued operations due to a change in business.

Other Income (expense)

	Year Ended
	February 28,	February 29,
	2017	2016	Change
Gain on sale of marketable securities	$1,617,601	$-	$1,617,601
Unrealized gain on marketable securities	12,196,847	-	12,196,847
Interest expense	(448,583)	(19,268)	(429,315)
Loss on derivative	(814,258)	(36,191)	(778,067)
Total Income (Expense)	$12,551,607	$(55,459)	$12,607,066

Other income totaled $12,551,607 for the year ended February 28, 2017 compared to other expense of $55,459 for the year ended February 29, 2016. The increase in other income was related to a gain on sale of marketable securities of $1,617,601 and unrealized gain on marketable securities of $12,196,847.

The increase in interest expense and loss on derivative was due to an increase in convertible notes and warrants. The interest expense consists of interest expense, amortization of debt discount and note default interests.

Discontinued Expenses

	Year Ended
	February 28,	February 29,
	2017	2016	Change
Loss from Discontinued Operation, Net of Tax Benefits	$(1,041,753)	$(187,725)	$(854,028)

Because of a change in business, the Company recorded all expenses from is prior operations of selling cannabis products as discontinued expenses. Loss from Discontinued Operations for the year ended February 28, 2017 and February 29, 2016 was $1,041,753 and $187,725, respectively.

Net Income (Loss)

For the year ended February 28, 2017 and February 29, 2016, the Company had income of $10,758,564 and $243,184, respectively. This was derived as follows:

	Year Ended
	February 28,	February 29,
	2017	2016	Change
Revenue	$-	$-	$-
Cost of goods	-	-	-
Operating Expenses	(751,290)	-	(751,290)
Total other income (expense)	12,551,607	(55,459)	12,607,066
Loss from discontinued operations	(1,041,753)	(187,725)
Net Income (Loss)	$10,758,564	$(243,184)	$11,001,748

Dividends

The Company has paid dividends of $872,200 and $0 on its Preferred Stock during the year ended February 28, 2017 and February 29, 2016, respectively.

Liquidity and Capital Resources

The following tables presents selected financial information on our capital as of February 28, 2017 and February 29, 2016.

Working Capital

	February 28,	February 29,
	2017	2016	Change
Cash	$360,941	$9,200	$351,741

Current Assets	$12,572,434	$9,200	$12,563,234
Current Liabilities	901,270	136,609	764,661
Working Capital (Deficiency)	$11,671,164	$(127,409)	$11,798,573

Cash flows

	Year Ended
	February 28,	February 29,
	2017	2016	Change
Net cash used in operating activities in continuing operations	$(1,584,646)	$(187,725)	$(1,396,921)
Net cash provided by operating activities from discontinued operations	$838,260	$36,818	$801,442
Net cash provided by investing activities from continuing operations	$1,618,955	$-	$1,618,955
Net cash provided by (used in) investing activities from discontinued operations	$-	$-	$-
Net cash provided by (used in) financing activities from continuing operations	$(520,828)	$152,012	$(672,840)
Net cash provided by financing activities from discontinued operations	$-	$6,595	$(6,595)
Net increase in cash and cash equivalents	$351,741	$7,700	$344,041

As of February 28, 2017, the Company had $360,941 in cash, $12,206,493 in marketable securities, and $23,600 in prepaid expenses and deposits, for a total of $12,591,034 in assets and realized an increase in working capital of $11,798,573, from February 29, 2016. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of February 28, 2017, our total liabilities were $1,068,485, this compares $250,971 for February 29, 2016.

The Company’s officers, directors and principal shareholders have verbally agreed to provide additional capital, up to $100,000, to the Company to fund it current operations until the Company can raise additional capital. As of February 28, 2017, the Company has borrowed approximately $186,926 from Joseph Wade, CEO.

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. We believe our currently available capital resources will allows us to begin operations and maintain its operation over the course of the next 12 months; however, our other expansion plans would be put on hold until we could raise sufficient capital.

Cash Flow from Operating Activities

During the year ended February 28, 2017, cash used in continued operating activities was $1,584,646 compared to cash used in continued operating activities of $187,725 during the year ended February 29, 2016. The increase in cash used in continued operating activities was primarily due to the increase in operating expenses.

During the year ended February 28, 2017, cash used in discontinued operating activities was $838,260 compared to cash used in discontinued operating activities of $36,818 during the year ended February 29, 2016.

Cash Flow from Investing Activities

Cash provided by continued investing activities were $1,618,955 and $0 for the year ended February 28, 2017 and February 29, 2016, respectively.

During the year ended February 28, 2017, the Company received $1,618,955 cash from sale of marketable securities.

Cash Flow from Financing Activities

Cash used in continued financing activities was $520,828 for the year ended February 28, 2017 and Cash provided by continued financing activities was $152,012 for the year ended February 29, 2016, respectively. During the year ended February 28, 2017, the Company received cash from debt – related party of $339,864, debt of $282,900 and issuance of common stock of $35,000 and repaid debt – related party of $284,950, paid preferred stock dividends of $872,200 and repaid debt of $21,442. During the year ended February 29, 2016, the Company received cash from debt – related party of $144,817 and debt of $45,000 and repaid debt – related party of $37,805.

Cash provided by discontinued financing activities were $0 and $6,595 for the year ended February 28, 2017 and February 29, 2016, respectively.

Dividend Policy

Common Stock: The Company has not paid dividends on its Common Stock in the past.   The Company has no plans to issue dividends in the future.

Series F Preferred Stock: The Company acquired NG Advisors from its members on February 23, 2017. As part of the acquisition, the members of NG Advisors didn’t receive any additional stock or cash from the transaction. The members already were the majority shareholders of the Company and owned 100% Series F Preferred Stock (held by Wade Billington Partners). As a private company, the profits of NG Advisors and consulting operations were distributed to its members in accordance to the operating agreements.

As part of finalizing the acquisition; however, the members will no longer be receiving the profits from NG Advisors or the related consulting operations. Instead, going forward the holders of the Series F Preferred Stock shall be entitled to monthly distributions of $130,000 per month from the profits from the consulting operations. If there are no monthly operational profits from NG Advisors or the consulting business than no distribution shall be made to the Series F shareholders. No officer or director receives a salary from the Company; however, the Company may create bonuses based on performance for its officers and/or directors.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Marketable Securities

The Company’s marketable equity securities have been classified and accounted for as available-for-sale.  Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date.  We classify our marketable equity securities as either short-term or long-term based on the nature of each security and its availability for use in current operations.  Our marketable equity securities are carried at fair value, with the unrealized gains or losses reported as a component of earnings.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

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

The Black-Scholes option valuation model was used to estimate the fair value of the conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Also, refer Note 2 - Significant Accounting Policies in the consolidated financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the consolidated financial statements included herein.

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

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1PM INDUSTRIES, INC.

FORM 10-K

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

1PM Industries, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of 1PM Industries and its subsidiaries (collectively, the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of February 28, 2017 and February 29, 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 14, 2017

1PM Industries, Inc.

Consolidated Balance Sheets

	February 28,	February 29,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$360,941	$9,200
Marketable securities	12,206,493	-
Prepaid and other current assets	5,000	-
Total Current Assets	12,572,434	9,200

Security deposit	18,600	18,600
TOTAL ASSETS	$12,591,034	$27,800

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$291,378	$-
Due to related party	-	1,740
Convertible notes payable, net of discount of $61,134 and $0, respectively	115,107	-
Derivative liability	494,785	81,191
Current liabilities of discontinued operations	-	53,678
Total Current Liabilities	901,270	136,609

Convertible notes payable, net of discount of $13,771 and $49,337, respectively	5,269	10,663
Note payable – Related Party, net of discount $24,980 and $28,313 respectively	161,946	103,699
TOTAL LIABILITIES	1,068,485	250,971

Commitments

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value 5,000,000 shares undesignated; $0.001 par value, none issued outstanding	-	-
Series F Preferred Stock, Par Value $.0001, 5,000,000 shares designated, 4,000,000 issued and outstanding, respectively	400	400
Common Stock, Par Value $.0001, 5,000,000,000 shares authorized, 244,948,828 and 100,092,395 issued and outstanding, respectively	24,495	10,009
Additional paid in capital	1,884,113	39,243
Retained earnings	9,613,541	(272,823)
Total Stockholders' Equity (Deficit)	11,522,549	(223,171)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,591,034	$27,800

The accompanying notes are an integral part of these consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Operations

	Year Ended
	February 28,	February 29,
	2017	2016

Revenue, net	$-	$-

Operating Expenses
Selling and general and administrative	751,290	-
Total operating expenses	751,290	-

Net loss from operations	(751,290)	-

Other Income (expense)
Gain on sale of marketable securities	1,617,601	-
Unrealized gain on marketable securities	12,196,847	-
Interest expense	(448,583)	(19,268)
Loss on derivatives	(814,258)	(36,191)
Total other income (expense)	12,551,607	(55,459)

Net income (loss) from continuing operations	11,800,317	(55,459)

Loss from Discontinued Operations, Net of Tax Benefits	(1,041,753)	(187,725)

Net Income (Loss)	$10,758,564	$(243,184)

Dividend on Series F Preferred Stock	(872,200)	-
Net Income (loss) attributable to common stockholders	$9,886,364	$(243,184)

Basic earnings (loss) per common share from:
Continuing operations	$0.10	$(0.00)
Discontinued operations	$(0.01)	$(0.00)
Net income (loss)	$0.09	$(0.00)
Weighted average number of common shares outstanding, basic	123,157,197	100,092,395

Diluted earnings (loss) per common share from:
Continuing operations	$0.02	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net income (loss)	$0.02	$(0.00)
Weighted average number of common shares outstanding, diluted	688,624,785	100,092,395

The accompanying notes are an integral part of these consolidated financial statements.

1PM Industries, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

					Additional
	Series F Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, February 28, 2015	4,000,000	$400	100,092,395	$10,009	$7,207	$(29,639)	$(12,023)

Debt Discount	-	-	-	-	25,441	-	25,441
Distribution to owner	-	-	-	-	6,595	-	6,595
Net loss						(243,184)	(243,184)
Balance, February 29, 2016	4,000,000	400	100,092,395	10,009	39,243	(272,823)	(223,171)

Common stock issued for cash	-	-	1,132,353	113	34,887	-	35,000
Common stock issued for services	-	-	2,000,000	200	299,800	-	300,000
Common stock issued to employee	-	-	1,500,000	150	539,850	-	540,000
Common stock issued for conversion of debt	-	-	140,223,126	14,023	265,106	-	279,129
Resolution of derivative liabilities	-	-	-	-	683,564	-	683,564
Debt Discount	-	-	-	-	10,663	-	10,663
Contribution	-	-	-	-	11,000	-	11,000
Adjustment to common stock	-	-	954	-	-	-	-
Net income	-	-	-	-	-	10,758,564	10,758,564
Preferred stock dividend	-	-	-	-	-	(872,200)	(872,200)
Balance, February 28, 2017	4,000,000	$400	244,948,828	$24,495	$1,884,113	$9,613,541	$11,522,549

The accompanying notes are an integral part of these consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	February 28,	February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,758,564	$(243,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest on convertible note default and true-up	81,588	-
Amortization of debt discount	325,928	19,268
Gain on sale of marketable securities	(1,617,601)
Loss on derivative	814,258	36,191
Unrealized gain on marketable securities	(12,196,847)	-
Changes in operating assets and liabilities:		-
Prepaid expenses and other assets	(5,000)
Accounts payable and accrued liabilities	254,464	-
Net cash used in operating activities in continuing operations	(1,584,646)	(187,725)
Net cash provided by operating activities from discontinued operations	838,260	36,818
Net Cash Used in Operating Activities	(746,386)	(150,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,618,955	-
Net Cash Provided by Investing Activities	1,618,955	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt - related party	339,864	144,817
Repayment on debt - related party	(284,950)	(37,805)
Preferred stock cash dividends paid	(872,200)	-
Proceeds from debt	282,900	45,000
Repayments of debt	(21,442)	-
Proceeds from issuance of common stock	35,000	-
Net cash provided by (used in) financing activities from continuing operations	(520,828)	152,012
Net cash provided by financing activities from discontinued operations	-	6,595
Net Cash Provided by (Used in) Financing Activities	(520,828)	158,607

Net increase in cash and cash equivalents	351,741	7,700
Cash and cash equivalents, beginning of year	9,200	1,500
Cash and cash equivalents, end of year	$360,941	$9,200

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Debt discount for imputed interest	$10,663	$25,441
Issuance of common stock for conversion of debt	$279,129	$-
Discount for derivatives	$282,900	$45,000
Resolution of derivative liabilities upon conversion of debt	$683,564	$-
Marketable securities contributed in acquisition of subsidiary	$11,000	$-

The accompanying notes are an integral part of these consolidated financial statements

1PM INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

A summary of significant accounting policies of 1PM Industries, Inc. ("we", "our", the "Company") is presented to assist in understanding the Company's financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity.

Organization, Nature of Business and Trade Name

Our business address is 312 S. Beverly Drive #3102, Beverly Hills, California 90212. 1PM Industries ("1PM", "we", "us", "our", the "Company" or the "Registrant") was originally incorporated in the State of Colorado on March 26, 1990 under the name of Southshore Corporation and changed our name to Torrent Energy Corp. on July 15, 2004 and changed our name to 1PM Industries on February 19, 2015. On June 5, 2014, the Company executed a merger with Embarr Farms, Inc. On June 5, 2014, the Company entered into an Agreement whereby the Company acquired 100% of Embarr Farms, Inc. Embarr Farms was the surviving Company and became a wholly owned subsidiary of the Company and changed the name of the Company to 1PM Industries. At the time of the merger, the Company had no operations, assets or liabilities. The Company selected February 28 as its fiscal year end. In September 2015, the Company launched a medical marijuana edible line under the brand name "Von Baron Farms". In February 2017, the Company discontinued its medical cannabis division which has ceased all operations as of February 28, 2017. On February 23, 2017, the Company acquired 100% of Novus Group LLC (dba NG Advisors), which became our wholly owned subsidiary. Novus Group LLC (dba NG Advisors) was a Company under common control and had no assets or liabilities prior to the date of acquisition.

Our main business is providing consulting services to a wide variety of companies in diverse industries transform from a private company to a public company. We target companies that are in the start-up phase of their operations. We intend to assist the companies by incubating them and then merging the company into a public company through a reverse merger.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of 1PM Industries, Inc. and its subsidiary. Intercompany transactions and balances have been eliminated.

Estimates and Assumptions

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. We have not experienced any losses on such accounts and we do not believe we are exposed to any significant credit risk. As of February 28, 2017 and February 29, 2016, we had cash and cash equivalents of $360,941 and $9,200, respectively. Of the cash and cash equivalents held at February 29, 2017, $213,197 were funds held in a money market fund.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and included in selling, general and administrative expenses.

Marketable Securities

The Company’s marketable equity securities have been classified and accounted for as available-for-sale securities.  Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date.  We classify our marketable equity securities as either short-term or long-term based on the nature of each security and its availability for use in current operations. We adopted ASC 825-10-50, “The Fair Value Option for Financial Assets and Financial Liabilities.” Our marketable equity securities are carried at fair value, with the unrealized gains or losses reported as a component of earnings. Adjustments resulting from the change in fair value, included in earnings, were an unrealized gain of $12,196,847 and $0 for the years ending February 28, 2017 and February 29, 2016, respectively.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Revenue Recognition

The Company recognizes revenue from the services in accordance with ASC 605,“Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, "Accounting for Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is "more likely than not" that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Earnings (Loss) Per Share

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

Derivative financial instruments

Derivative financial instruments are initially measured at fair value on the contract date and are subsequently remeasured to fair value at each reporting date. The Company designates certain derivatives as hedges of the change of fair value of recognized assets and liabilities (“fair value hedges”). Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated or exercised, no longer qualifies for hedge accounting or the Company chooses to end the hedging relationship.

Fair Value of Financial Instruments

As defined in ASC 820 "Fair Value Measurements," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

The following table summarizes fair value measurements by level at February 28, 2017 and February 29, 2016, measured at fair value on a recurring basis:

February 28, 2017	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities – available for sale	12,206,493	-	-	12,206,493
Liabilities
Derivative liabilities	-	-	494,785	494,785

February 29, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	81,191	81,191

Recently Issued Accounting Pronouncements

Recent Accounting Policies Not Yet Adopted

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company does not anticipate the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.

Recent Accounting Policies Adopted

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Most prominent among the changes in the standard is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). We have early adopted this standard, which resulted in an unrealized gain on marketable securities of $12,196,847, being recognized in net income.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – MARKETABLE SECURITIES

On February 23, 2017, the Company acquired 4,000,000 shares of common stock of an unrelated public Company for $11,000 in contributed capital. During the year ended February 28, 2017, the Company sold 429,387 shares in this company and recorded gain on sale of marketable securities of $1,617,601.

The following table shows the Company’s available-for-sale security as of February 28, 2017:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
3,507,613 shares of common stock	$9,646	$12,196,847	$-	$12,206,493

The Company fair valued the marketable security available for sale at February 28, 2017 (no marketable securities at February 29, 2016) and recorded an unrealized gain on change in fair value of $12,196,847. Subsequent to the year end through the date these financials were issued, the fair value of these securities significantly decreased. The market price of the stock decreased from $3.48 per share as of February 28, 2017 to $0.1 per share as of June 9, 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

Equity

During the year ended February 28, 2017, the CEO of the Company contributed the investment of $11,000 for marketable securities, which was recorded to additional paid in capital (note 4).

During the year ended February 29, 2016, there were distributions to an owner of $6,595.

During the period ended February 28, 2017, there were distributions to owners of $872,200.

Related party note payable

In conjunction with the process of product development, the Company borrowed from WB Partners, LLC, which is owned by an officer of the Company. The note is a non-interest bearing promissory note that is payable on December 31, 2018. The Company used 20% to impute interest on the non-interest bearing note. The discount is being amortized over the term of the note.

During the year ended February 28, 2017 and 2016, the Company borrowed a total amount of $339,864 and $144,817 from WB Partners, LLC and repaid $284,950 and $37,805 for the above note, respectively. Additionally, the Company recorded a discount of $10,663 and $25,441 for the year ended February 28, 2017 and 2016, respectively, for the imputed interest of 20%.

As of February 28, 2017, and February 29, 2016, the Company owed a note payable – related party of $161,946 net of a $24,980 debt discount and $103,699 net of a $28,313 debt discount, respectively. During the year ended February 28, 2017 and February 29, 2016, the Company recognized amortization of debt discount of $13,996 and $11,294, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE ISSUED WITH WARRANTS – DERIVATIVE LIABILITIES

The Company had the following convertible note payable outstanding as of February 28, 2017 and February 29, 2016:

	February 28,	February 29,
	2017	2016
Promissory Note - Issued December 10, 2015	$66,461	$60,000
Promissory Note - Issued in fiscal year 2017	128,820	-
Total convertible notes payable	195,281	60,000
Less: debt discount and deferred financing fees	(74,905)	(49,337)
	120,376	10,663
Less: current portion of convertible notes payable	115,107	-
Long-term convertible notes payable	$5,269	$10,663

During the year ended February 28, 2017 and February 29, 2016, the Company recognized amortization of discount of $311,932 and $7,993, respectively.

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

During year ended February 28, 2017, the Company issued a convertible note of $110,000 with 183,334 warrants according to the Securities Purchase Agreement on December 10, 2015 and the Company received cash of $90,000 and recognized pro-rated OID of $20,000.

The Company identified conversion features embedded within convertible debt and warrants issued during 2016 and 2015. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 283,334 shares of common stock, for a period of five years from issuance, at a price of $0.30 per share. On December 16, 2016, the Company issued another convertible note to third party, as a result of the reset features the warrants became exercisable into 850,002 shares of common stock at $0.0.0059 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. Per the terms of the warrants, once this separate convertible note was issued the reset feature was effective. The reset provision calls for the increase in warrants not to exceed a number equal to 3 times the number of warrant shares issuance under this warrant as of the issue date

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible during the year ended February 28, 2017 amounted to $113,578. $90,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $23,578 was recognized as a “day 1” derivative loss.

During the year ended February 28, 2017, the Company recognized a principal adjustment of $81,588 based on the default penalties and true-up provisions and was recognized as interest expense.

During the year ended February 28, 2017, the Company repaid notes with principal amounts and accrued interest totaling to $21,442 and converted notes with principal amounts and accrued interest of $176,707 into 53,289,257 shares of common stock. The corresponding derivative liability at the date of conversion of $453,079 was credited to additional paid in capital.

Promissory Notes - Issued in fiscal year 2017

During the year ended February 28, 2017, the Company issued a total of $227,500 notes with the following terms:

•	Terms ranging from 9 months to 2 years.

•	Annual interest rates of 10% - 12%.

•	Convertible at the option of the holders either at issuance or 180 days from issuance. The note dated June 6, 2016 is convertible at September 6, 2016.

•

Conversion prices are typically based on the discounted (35% to 60% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes allow for the conversion price to be the lower of the closing sale price or the discounted trading price.

Certain notes allow the Company to redeem the notes at rates ranging from 125% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $34,600 and the Company received cash of $192,900.

The Company identified conversion features embedded within certain notes and warrants issued during 2017. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 1,875,000 and 10,181,704 shares of common stock, for a period of five years from issuance, at a price of $0.10 and $0.0059 per share, respectively. We accounted for the issuance of the Warrants as a derivative. On December 16, 2016, the Company issued another convertible note to third party, as a result of the reset features the warrants became exercisable into 31,779,661 shares of common stock at $0.0059 per share.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible during year ended February 28, 2017 amounted to $516,751. $192,900 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $323,851 was recognized as a “day 1” derivative loss.

During the year ended February 28, 2017, the Company converted notes with principal amounts and accrued interest of $102,422 into 86,934,008 shares of common stock. The corresponding derivative liability at the date of conversion of $230,485 was credited to additional paid in capital.

Warrants

A summary of activity during the period ended February 28, 2017 and 2016 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price

Outstanding, February 28, 2015	-	$-
Granted	100,000	0.3000
Reset features	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, February 29, 2016	100,000	$0.3000
Granted	12,240,038	0.0059
Reset features	30,471,329	0.0059
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, February 28, 2017	42,811,367	$0.0059

The following table summarizes information relating to outstanding and exercisable warrants as of February 28, 2017:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining	Weighted Average
Contractual life (in years)	Exercise Price	Exercise Price	Number of Shares	Weighted Average
850,002	3.78	$0.0059	850,002	$0.0059
31,779,661	4.45	0.0059	31,779,661	0.0059
10,181,704	4.84	0.0059	10,181,704	0.0059
42,811,367	4.53	0.0059	42,811,367	0.0059

The following table summarizes information relating to outstanding and exercisable warrants as of February 29, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining	Weighted Average
Contractual life (in years)	Exercise Price	Exercise Price	Number of Shares	Weighted Average
100,000	4.78	$0.30	100,000	$0.30

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the warrants at February 28, 2017 and February 29, 2016 for those warrants for which the quoted market price was in excess of the exercise price. The warrants have no intrinsic value at February 28, 2017 and February 29, 2016.

NOTE 7 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of February 28, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the February 28, 2017 and February 29, 2016 valuations:

	Year Ended	Year Ended
	February 28, 2017	February 29, 2016
Expected life in years	0.03 - 5.00	1.03 - 5.01
Stock price volatility	187 - 490%	304 - 532%
Risk free interest rate	0.3 - 2.07%	0.62 - 1.68%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the year ended February 28, 2017:

Balance - February 28, 2015	$-
Addition of new derivative recognized as debt discounts	45,000
Addition of new derivatives recognized as loss on derivatives	30,517
Re-measurement – February 29, 2016
Loss on change in fair value of the derivative	5,674
Balance - February 29, 2016	$81,191

Addition of new derivative recognized as debt discounts	282,900
Addition of new derivatives recognized as loss on derivatives	347,430
Derivatives settled upon conversion of debt	(683,564)
Re-measurement – February 28, 2017
Loss on change in fair value of the derivative	466,828
Balance - February 28, 2017	$494,785

The net loss on derivatives during the year ended February 28, 2017 and 2016 was $814,258 and $36,191, respectively.

NOTE 8 – ADVERTISING AND MARKETING

During February 2017, the Company engaged two public relations firms to bring awareness to our common stock. During the year ended February 28, 2017, we paid $447,707 and as of February 28, 2017, an additional $242,488 was included in accounts payable.

NOTE 9 – DISCONTINUED OPERATIONS

On October 14, 2016, the Company decided to exit the field of medical marijuana edibles marketed under the Von Baron Farms brand.

The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of 1PM for the years ended February 28, 2017 and February 29, 2016 which are included in the loss from discontinued operations:

	Year Ended February 28, 2017	Year Ended February 29, 2016
Revenue	$50,830	-
Cost of goods	28,468	-
Gross profit	22,362	-
Selling and administrative expenses	1,064,115	187,725
Operating loss	(1,041,753)	(187,725)
Earnings from discontinued operations before income taxes	(1,041,753)	(187,725)
Income tax provision	-	-
Loss from discontinued operations, net of tax	(1,041,753)	(187,725)

The following table summarizes the carrying amounts of the liabilities from discontinued operations:

	February 28,	February 29,
	2017	2016
Current liabilities of discontinued operations
Accounts payable and accrued liabilities	$-	$53,678
Total liabilities of discontinued operations	$-	$53,678

NOTE 10 – EQUITY

Amendment to Articles of Incorporation or Bylaws

On April 28, 2017, the Company filed a Certificate of Amendment with the state of Colorado, to the Company’s Articles of Incorporation, to increase the number of authorized shares of capital stock to 5,010,000,000 shares. With 5,000,000,000 shares of common stock, par value $0.0001 and 10,000,000 shares of preferred stock, par value $0.001.

Series F Preferred Stock

There were no issuances of the Series F Preferred Stock during the year ended February 28, 2017 and February 29, 2016.

As of February 28, 2017, and February 29, 2016, 4,000,000 shares of Series F Preferred Stock were issued and outstanding, respectively.

Common Stock

During the year ended February 28, 2017, the Company issued common stock, as follows;

•	2,000,000 shares of common stock issued for services, with a fair value of $300,000, for work related to the Company's activities in California (discontinued operations).

•

1,500,000 shares of common stock issued for services, with a fair value of $540,000, based on the employee agreement for work related to the Company's activities in California (discontinued operations).

•	1,132,353 shares of common stock on October 2016 for $38,500 ($35,000 net proceeds received after $3,500 financing fee).

•	140,223,126 shares of common stock were issued for the conversion of debt and accrued interest of $279,129.

•	954 shares of common stock were to correct issued and outstanding

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations.

	Year ended	Year ended
	February 28,	February 29,
	2017	2016
Numerator:
Income (loss) from continuing operations	$11,800,317	$(55,459)
Loss from discontinued operations	(1,041,753)	(187,725)
Net income (loss)	10,758,564	(243,184)
Earnings allocated to common stock equivalents	855,325	-
Income (loss) available to common stockholders	$11,613,889	$(243,184)

Denominator:
Weighted-average shares of common stock	123,157,197	100,092,395
Dilutive effect of convertible instruments	565,467,588	-
Diluted weighted-average of common stock	688,624,785	100,092,395

Net income (loss) per common share from:
Basic:
Continuing operations	$0.10	$(0.00)
Discontinued operations	(0.01)	(0.00)
Net income attributable to common stockholders	$0.09	$(0.00)
Diluted:
Continuing operations	$0.02	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net income attributable to common stockholders	$0.02	$(0.00)

Diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method and the if-converted method.

During the year ended February 28, 2016, there were no share issuances.

As of February 28, 2017, and February 29, 2016, 244,948,828 and 100,092,395 shares of common stock were issued and outstanding, respectively.

NOTE 12 – INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended February 2017 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35)%
-

Changes in the net deferred tax assets consist of the following:

	February 28, 2017	February 29, 2016
Net operating loss carry forward	$541,301	$242,844

A reconciliation of income taxes computed at the statutory rate is as follows:

	February 28,	February 29,
	2017	2016
Tax at statutory rate (35%)	$189,455	$84,995
Increase in valuation allowance	(189,455)	(84,995)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire 20 years from when incurred. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 13 – COMMITMENTS

On August 4, 2015, the Company executed a 5-year lease for on an approximately 7,000 square foot food processing facility in Los Angeles County. The monthly rent is approximately $6,200 per month. As part of the lease, the Company paid approximately $18,600 for a security deposit. The rent increases as follows:

August 5, 2017: $6,577

August 5, 2018: $6,774

August 5, 2019: $6,978

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to February 28, 2017, the Company issued 207,189,456 shares of common stock for the conversion of debt and accrued interest of $139,488

Subsequent to February 28, 2017, the Company issued 141,500,000 shares of common stock for the cashless exercise of warrants.

Subsequent to February 28, 2017, there were distributions to owners of $670,000.

On March 27, 2017, the Company entered into the consulting agreement with a unrelated party for $15,000 per month for 6 consecutive months. Payment will be made in two installments. On March 27, 2017, the Company issued 19,736,842 shares of common stock with a deemed value of $37,500 as compensation and shall issue an additional $37,500 in company’s common stock based on the closing price as of May 26, 2017 on or before June 30, 2017.

On April 28, 2017, the Company agreed to issue a convertible promissory note in the total amount of $1,380,000 to an unaffiliated third party. This note is comprised of 9 tranches, consisting of an initial tranche in an amount equal to $280,000 and 8 additional tranches, each in the amount of $137,500 The note bears 10% interest and matures nine months after the date the initial cash purchase price is delivered.

On May 1, 2017, the Company entered into the settlement agreement of its food processing facility in Los Angeles County. As a result, the Company and Wade paid the amount of $57,474 and waived the return of its security deposit of $18,600.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of February 28, 2017:

Independent Directors:  The Company intends to obtain at least 2 independent directors at its 2018 annual shareholder meeting.  The cost associated to the addition is minimal and not deemed material.

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

As of June 13, 2017, the Company has not taken any remediation actions to address these weaknesses in our controls even though they were identified during the year. The Company’s management expects, once it is in the financial position to do so, to hire additional staff in its accounting department to be able to segregate the duties. The Company expects that the expense will be approximately $60,000 per year which would allow the Company to hire 2 new staff members.

(b) Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2017, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Position
Joseph Wade	42	President/CEO
Matt Billington	31	COO

Joseph Wade, CEO/Director/President. Mr. Wade is our CEO, President and a member of the Board of Directors. Mr. Wade is our President and a member of the Board of Directors. Mr. Wade is responsible for oversight of the goals and policies of the Company and delegates responsibility for achieving those goals. Since September 2014, Mr. Wade has serves as the CEO of WB Partners. Mr. Wade is responsible for oversight of the goals and policies related to the acquisition of clients and client relations. From March 2014 – March 2015, Mr. Wade served as CEO of SouthCorp Capital and was responsible for oversight of the general direction of the Company. WB Partners is the majority shareholder of SouthCorp Capital. In 2003 through 2004, Mr. Wade worked as the chief operating officer of a direct marketing company that run direct response advertising for products and was responsible for the sales and marketing activities of the company. From 2004 - 2012, Mr. Wade has worked as a consultant to various public companies.

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

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. A copy of the Company's code of ethics was attached as Exhibit 14.1 to our Registration Statement on Form S-1 filed on April 7, 2015.

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

Audit Committee Financial Expert

Mr. Wade nor Mr. Billington does not qualify as an “audit committee financial expert.” The Company believes that the cost related to retaining such a financial expert at this time is prohibitive, given its current operating and financial condition. Further, because the Company is in the development stage of its business operations, it believes the services of an audit committee financial expert are not warranted at this time.

ITEM 11. EXECUTIVE COMPENSATION

				Stock	All other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation(a)	TOTAL
Joseph Wade	2017	$1.00	-	-	697,760	$697,761.00
	2016	$1.00	-	-	-	$1.00
Matt Billington	2017	$1.00	-	-	174,440	$174,441.00
	2016	$1.00	-	-	-	$1.00

(a)     This represents the distributions from the profits paid to the owners of Novus Group LLC (dba NG Advisors).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 14, 2016, with respect to the beneficial ownership by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company’s officers and directors; and (iii) the Company's officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.  Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o 1PM Industries, Inc., 312 S. Beverly Drive #3401, Beverly Hills, California 90212.

Identity of Shareholder	Number of Common Shares	Percentage of Beneficial Ownership	Number of Series F Preferred Stock(2)	Percentage of Beneficial Ownership
Wade Billington Partners(1)	90,550,663	36.97%	4,000,000	100.00%
Joseph Wade	5,000,000	2.04%	0	0.00%
Matt Billington	0	0.00%	0	0.00%

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

(1) Is owned by Joseph Wade and Matt Billington

(2) The Series F Preferred has votes equal to 1,000 shares of common stock and votes together as class with the common stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Equity

During the year ended February 28, 2017, the CEO of the Company contributed the investment of $11,000 for marketable securities, which was recorded to additional paid in capital (note 3).

During the year ended February 29, 2016, there were distributions to an owner of $6,595.

During the period ended February 29, 2017, there were distributions to owners of $872,200.

Related party note payable

In conjunction with the process of product development, the Company borrowed from WB Partners, LLC, which is owned by an officer of the Company. The note is a non-interest bearing promissory note that is payable on December 31, 2018. The Company used 20% to impute interest on the non-interest bearing note. The discount is being amortized over the term of the note.

During the year ended February 28, 2017 and 2016, the Company borrowed a total amount of $339,864 and $144,817 from WB Partners, LLC and repaid $284,950 and $37,505 for the above note, respectively. Additionally, the Company recorded a discount of $10,663 and $25,441 for the year ended February 28, 2017 and 2016, respectively, for the imputed interest of 20%.

As of February 28, 2017, and February 29, 2016, the Company owed a note payable – related party of $161,946 net of a $24,980 debt discount and $103,699 net of a $28,313 debt discount, respectively. During the year ended February 28, 2017 and February 29, 2016, the Company recognized amortization of debt discount of $13,996 and $11,294, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended February 28, 2017 and February 29, 2016:

	Fiscal Year 2017	Fiscal Year 2016
Audit Fees	27,000	$8,850
Tax related fees	-	-

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation
3.2	By-laws
21.1	Subsidiaries of the registrant
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2017.

1PM INDUSTRIES, INC.

By:	/s/ Joseph Wade
Name: Joseph Wade
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on June 14, 2017.

By:	/s/ Joseph Wade
Name: Joseph Wade
Title : Director & Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

By:	/s/ Matt Billington
Name: Matt Billington
Title: Director, Chief Operating Officer

