Form 10-Q
period 2017-05-31
1PM Industries
filed 2017-07-24
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission File Number 000-19949

1PM Industries, Inc.
(Exact name of registrant as specified in its charter)

Colorado	47-3278534
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

312 S. Beverly Drive, #3401, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

(424) 253-9991
(Registrant’s telephone number, including area code)

______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES   ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

708,722,319 common stock and 4,000,000 Class F Preferred Stock issued and outstanding as of July 20, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

1PM Industries, Inc.

Consolidated Balance Sheets

(Unaudited)

	May 31,	February 28,
	2017	2017

ASSETS
Current Assets
Cash and cash equivalents	$218,579	$360,941
Marketable securities	77,628	12,206,493
Total Current Assets	296,207	12,567,434

Notes receivable	302,625	5,000
Security deposit	-	18,600
TOTAL ASSETS	$598,832	$12,591,034

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$69,740	$291,378
Deferred revenue	50,000	-
Convertible notes payable, net of discount of $262,079 and $61,134, respectively	98,662	115,107
Derivative liability	1,669,077	494,785
Total Current Liabilities	1,887,479	901,270

Convertible notes payable, net of discount of $102,767 and $13,771, respectively	7,233	5,269
Note payable – Related Party, net of discount $40,940 and $24,980, respectively	297,697	161,946
TOTAL LIABILITIES	2,192,409	1,068,485

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value 5,000,000 shares undesignated; $0.001 par value, none issued outstanding	-	-
Series F Preferred Stock, Par Value $.0001, 5,000,000 shares designated, 4,000,000 issued and outstanding, respectively	400	400
Common Stock, Par Value $.0001, 5,000,000,000 shares authorized, 613,375,126 and 244,948,828 issued and outstanding, respectively	61,338	24,495
Additional paid in capital	3,720,373	1,884,113
Retained earnings (deficit)	(5,375,688)	9,613,541
Total Stockholders' Equity (Deficit)	(1,593,577)	11,522,549

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$598,832	$12,591,034

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	May 31,
	2017	2016

Operating Expenses
Selling and general and administrative	1,074,984	-
Total operating expenses	1,074,984	-

Operating loss	(1,074,984)	-

Other Income (expense)
Gain on sale of marketable securities	1,277,324	-
Unrealized loss on marketable securities	(12,169,872)	-
Interest expense, net	(176,028)	(17,199)
Gain (loss) on derivatives	(2,450,806)	24,858
Total other income (expense)	(13,519,382)	7,659

Net income (loss) from continued operation	(14,594,366)	7,659

Loss from Discontinued Operation, Net of Tax Benefits	-	(364,587)

Net loss	$(14,594,366)	$(356,928)

Dividend on Series F Preferred Stock	(394,863)	-
Net loss attributable to common stockholders	$(14,989,229)	$(356,928)

Basic and diluted loss per common share from:
Continuing operations	$(0.03)	$0.00
Discontinuing operations	$-	$(0.00)
Net loss	$(0.03)	$(0.00)
Weighted average number of common shares outstanding, basic	427,721,579	100,436,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	May 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,594,366)	$(356,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	110,526	300,000
Amortization of debt discount	105,674	15,171
(Gain) on sale of marketable securities	(1,277,324)	-
(Gain) loss on derivative	2,450,806	(24,858)
Unrealized loss on marketable securities	12,169,872	-
Changes in operating assets and liabilities:
Accounts receivable	-	(6,146)
Inventory	-	(4,877)
Securities deposit	18,600	-
Accounts payable and accrued liabilities	(196,690)	(26,567)
Due to related party	-	2,353
Net Cash Used in Operating Activities	(1,212,902)	(101,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,286,317	-
Notes receivable	(297,625)	-
Net Cash Provided by Investing Activities	988,692	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt - related party	185,450	90,592
Repayment on debt - related party	(33,739)	(31,843)
Preferred stock cash dividends paid	(394,863)	-
Proceeds from debt	325,000	45,000
Net Cash Provided by Financing Activities	81,848	103,749

Net increase (decrease) in cash and cash equivalents	(142,362)	1,897
Cash and cash equivalents, beginning of year	360,941	9,200
Cash and cash equivalents, end of year	$218,579	$11,097

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Debt discount for imputed interest	$21,574	$11,585
Common stock issued in exchange for cashless warrants	$14,150	$-
Issuance of common stock for conversion of debt	$139,488	$-
Discount for derivatives	$325,000	$45,000
Derivatives settled upon conversion of debt	$1,601,514	$-
Marketable securities received for deferred revenue	$50,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Our business address is 312 S. Beverly Drive #3102, Beverly Hills, California 90212. 1PM Industries ("1PM", "we", "us", "our", the "Company" or the "Registrant") was originally incorporated in the State of Colorado on March 26, 1990 under the name of Southshore Corporation and changed our name to Torrent Energy Corp. on July 15, 2004 and changed our name to 1PM Industries on February 19, 2015. On June 5, 2014, the Company executed a merger with Embarr Farms, Inc. On June 5, 2014, the Company entered into an Agreement whereby the Company acquired 100% of Embarr Farms, Inc. Embarr Farms was the surviving Company and became a wholly owned subsidiary of the Company and changed the name of the Company to 1PM Industries. The Company selected February 28 as its fiscal year end. On February 23, 2017, the Company acquired 100% of Novus Group LLC (dba NG Advisors), which became our wholly owned subsidiary.

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of 1PM Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K, on June 14, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2017 as reported in Form 10-K filed on June 14, 2017, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of 1PM Industries, Inc. and its subsidiary. Intercompany transactions and balances have been eliminated.

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

The Company has entered into certain transactions with VIEs during the period; however, the Company is not considered to be the Primary beneficiary in these transactions.

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

The following table summarizes fair value measurements by level at May 31, 2017 and February 28, 2017, measured at fair value on a recurring basis:

May 31, 2017	Level 1	Level 2	Level 3	Total
Assets

Investment in marketable securities – available for sale	$77,628	$-	$-	$77,628

Liabilities
Derivative liabilities	$-	$-	$1,669,077	$1,669,077

February 28, 2017	Level 1	Level 2	Level 3	Total
Assets

Investment in marketable securities – available for sale	$12,206,493	$-	$-	$12,206,493

Liabilities
Derivative liabilities	$-	$-	$494,785	$494,785

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no revenue to cover its operating costs, and it does not have sufficient cash flow to maintain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to develop its business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to acquire the properties to begin generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate revenue, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – NOTES RECEIVABLE

The Company has advanced funds to certain unrelated companies, over multiple periods, and issued notes receivable for these amounts. The notes receivable are unsecured, 0% interest bearing for the initial 9 months and then 5% interest bearing and payable on December 31, 2018.

As of May 31, 2017 and February 28, 2017, the Company had notes receivable of $302,635 and $5,000, respectively.

Variable Interest Entity

The Company has performed an analysis of the notes receivable balance under ASC 810-10, and has determined the notes receivable in these unrelated companies are variable interest entities (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of notes receivable balance at May 31, 2017.

NOTE 4 – MARKETABLE SECURITIES

On April 4, 2017, the Company entered into the consulting agreement and acquired non-voting convertible Series A Preferred Stock. The Series A Preferred Stock is convertible into 9.9% of the common stock of a company who we identify as a VIE (note 3).

The following table shows the Company’s available-for-sale securities as of May 31, 2017:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
237,356 shares of common stock	$653	$26,975	$-	$27,628
Convertible Series A Preferred Stock	50,000	-	-	50,000
	50,653	26,975	-	77,628

During the three months ended May 31, 2017, the Company sold 3,270,257 shares in its common stock investment and recorded a gain on sale of marketable securities of $1,277,324.

The Company fair valued the marketable security in common stock at May 31, 2017 and recorded an unrealized loss on change in fair value of $12,169,872.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party note payable

In conjunction with the process of product development, the Company borrowed from WB Partners, LLC, which is owned by an officer of the Company. The note is a non-interest bearing promissory note that is payable on December 31, 2018. The Company used 20% to impute interest on the non-interest bearing note. The discount is being amortized over the term of the note.

During the three months ended May 31, 2017, the Company borrowed a total amount of $185,450 from WB Partners, LLC and repaid $33,739 for the above note. Additionally, the Company recorded a discount of $21,574 for the three months ended May 31, 2017, for the imputed interest of 20%.

As of May 31, 2017, and February 28, 2017, the Company owed a note payable – related party of $297,697 net of a $40,940 debt discount and $161,946 net of a $24,980 debt discount, respectively. During the three months ended May 31, 2017 and 2016, the Company recognized amortization of debt discount of $5,614 and $3,422, respectively.

Equity

During the period ended May 31, 2017 and 2016, there were distributions to owners of $394,863 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible note payable outstanding as of May 31, 2017 and February 28, 2017:

	May 31,	February 28,
	2017	2017
Promissory Note - Issued December 10, 2015	$25,961	$66,461
Promissory Note - Issued in fiscal year 2017	54,780	128,820
Promissory Note - Issued in fiscal year 2018	390,000	-
Total convertible notes payable	470,741	195,281
Less: debt discount and deferred financing fees	(364,846)	(74,905)
	105,895	120,376
Less: current portion of convertible notes payable	98,662	115,107
Long-term convertible notes payable	$7,233	$5,269

During the three months ended May 31, 2017 and 2016, the Company recognized amortization of discount of $100,060 and $11,749, respectively.

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

The Company identified conversion features embedded within convertible debt and warrants issued during 2016 and 2015. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 283,334 shares of common stock, for a period of five years from issuance, at a price of $0.30 per share. As a result of the reset features the warrants became exercisable into 850,002 shares of common stock at $0.00085 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. Per the terms of the warrants, once this separate convertible note was issued the reset feature was effective. The reset provision calls for the increase in warrants not to exceed a number equal to 3 times the number of warrant shares issuance under this warrant as of the issue date

During the three months ended May 31, 2017, the Company converted notes with principal amounts and accrued interest of $40,500 into 72,272,541 shares of common stock. The corresponding derivative liability at the date of conversion of $255,304 was credited to additional paid in capital.

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

Certain notes allow the Company to redeem the notes at rates ranging from 125% to 145% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, certain notes include original issue discounts totaling to $34,600 and the Company received cash of $192,900.

The Company identified conversion features embedded within certain notes and warrants issued during 2016. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 1,875,000 and 10,181,704 shares of common stock, for a period of five years from issuance, at a price of $0.10 and $0.0059 per share, respectively. We accounted for the issuance of the Warrants as a derivative. As a result of the reset features, the warrants became exercisable into 209,171,982 shares of common stock at $0.00085 per share.

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

During the three months ended May 31, 2017, the Company converted notes with principal amounts and accrued interest of $98,988 into 134,916,915 shares of common stock. The corresponding derivative liability at the date of conversion of $544,529 was credited to additional paid in capital.

Promissory Notes - Issued in fiscal year 2018

During the three months ended May 31, 2017, the Company issued a total of $390,000 note with the following terms:

•	Terms ranging from 9 months to 2 years.

•	Annual interest rates of 10 - 12%.

•	Convertible at the option of the holders at issuance.

•	Conversion prices are typically based on the discounted (40% to 60% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

The notes allow the Company to redeem the note at rates of 125%. Likewise, the note includes original issue discounts totaling to $65,000 and the Company received cash of $325,000.

The Company identified conversion features embedded within certain notes and warrants issued during the period ended May 31, 2017. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 129,629,630 shares of common stock, for a period of five years from issuance, at a price of $0.0059 per share. We accounted for the issuance of the Warrants as a derivative.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for three months ended May 31, 2017 amounted to $1,440,974. $325,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,115,974 was recognized as a “day 1” derivative loss.

Warrants

A summary of activity during the period ended May 31, 2017 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, February 28, 2017	42,811,367	$0.0059
Granted	129,629,630	0.0059
Reset features	209,171,982	0.00085
Exercised	(177,186,059)	0.00085
Forfeited/canceled	-	-
Outstanding, May 31, 2017	204,426,920	$0.0041

The following table summarizes information relating to outstanding and exercisable warrants as of May 31, 2017:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining	Weighted Average	Number of Shares	Weighted Average
	Contractual life (in years)	Exercise Price		Exercise Price
850,002	3.53	$0.00085	850,002	$0.00085
43,402,176	4.20	0.00085	43,402,176	0.00085
30,545,112	4.59	0.00085	30,545,112	0.00085
129,629,630	4.59	0.0059	129,629,630	0.0059

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the warrants at May 31, 2017 and February 28, 2017 for those warrants for which the quoted market price was in excess of the exercise price. The warrants have intrinsic value of $41,139 and $0 at May 31, 2017 and February 28, 2017.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of May 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the May 31, 2017 and February 28, 2017 valuations:

	Three Months Ended	Year Ended
	May 31, 2017	February 28, 2017
Expected life in years	0.02 - 5.00	0.03 - 5.00
Stock price volatility	449 - 548%	187 - 490%
Risk free interest rate	0.56 - 1.93%	0.3 - 2.07%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the three months ended May 31, 2017:

Balance - February 28, 2017	$494,785
Addition of new derivative recognized as debt discounts	325,000
Addition of new derivatives recognized as loss on derivatives	1,115,974
Derivatives settled upon conversion of debt	(1,601,514)
Re-measurement – May 31, 2017
Loss on change in fair value of the derivative	1,334,832
Balance - May 31, 2017	$1,669,077

The net gain (loss) on derivatives during the three months ended May 31, 2017 and 2016 was ($2,450,806) and $24,858, respectively.

NOTE 8 – EQUITY

Series F Preferred Stock

There were no issuances of the Series F Preferred Stock during the three months ended May 31, 2017.

Common Stock

During the three months ended May 31, 2017, the Company issued common stock, as follows;

•	19,736,842 shares of common stock for services with a fair value of $110,526

•	207,189,456 shares of common stock were issued for the conversion of debt and accrued interest of $139,488.

•	141,500,000 shares of common stock were issued in exchange for 177,186,059 cashless warrants .

Distribution

During the period ended May 31, 2017 and 2016, there were distributions to owners of $394,863 and $0, respectively.

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

The following table shows the results of operations of 1PM for the period ended May 31, 2016 which are included in the loss from discontinued operations:

Three months Ended
May 31,
2016
Revenue	$28,219
Cost of goods	10,801
Gross profit	17,418
Selling and administrative expenses	382,005
Operating loss	(364,587)
Loss from discontinued operations before income taxes	(364,587)
Income tax provision	-
Loss from discontinued operations, net of tax	$(364,587)

NOTE 10 – SUBSEQUENT EVENT

Subsequent to May 31, 2017, the Company issued 95,347,193 shares of common stock for conversion of debt and accrued interest of $32,368.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report.

Business Of The Registrant

Our main business is providing consulting services to a wide variety of companies in diverse industries transform from a private company to a public company. We target companies that are in the start-up phase of their operations. We assist the companies by incubating them and then merging the company into a public company through a reverse merger. Typically, the public company will be previously majority owned by us. Once the reverse merger is completed, we intend to provide additional consulting services for up to 24 months depending on the needs of each client. As part of the services rendered, we intend to be compensated with a 4.9% - 9.9% stake in the client’s company. The 4.9% - 9.9% also will have a non-dilutive feature for 18 months. Additionally, the Company may enter into joint ventures or provide working capital to clients on as needed basis.

Discontinued Business: In February 2017, the Company discontinued its medical cannabis division which has ceased all operations as of May 31, 2017.

RESULTS OF OPERATIONS

We have only limited early stage operations. Our independent auditors included an explanatory paragraph in their report on our annual financial statements regarding concerns about our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Accordingly, we must raise additional cash from sources other than operations.

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

Operating Expenses

The Company had the following operating expenses:

	Three Months Ended
	May 31,
	2017	2016	Change
Selling and general and administrative	$1,074,984	$-	$1,074,984

For the three months ended May 31, 2017 and 2016, the Company had $1,074,984 and $0 in operating expenses, respectively. The selling and general and administrative expenses is primarily comprised of consulting fee of $875,885 and stock based compensation of $110,526. The selling and general and administrative expenses in 2016 were reclassed to discontinued operations due to a change in business.

Other Income (expense)

	Three Months Ended
	May 31,
	2017	2016	Change
Gain on sale of marketable securities	$1,277,324	$-	$1,277,324
Unrealized loss on marketable securities	(12,169,872)	-	(12,169,872)
Interest expense	(176,028)	(17,199)	(158,829)
Gain (loss) on derivative	(2,450,806)	24,858	(2,475,664)
Total other income (expense)	$(13,519,382)	$7,659	$(13,527,041)

Other expense totaled $13,519,382 for the three months ended May 31, 2017 compared to other income of $7,659 for the three months ended May 31, 2016. The increase in other expense was related to unrealized loss on marketable securities of $12,169,872 and loss on derivative of $2,450,806 offset by gain on sale of marketable securities of $1,277,324. The increase in interest expense and loss on derivative was due to an increase in convertible notes and warrants. The interest expense consists of interest expense, amortization of debt discount and note default interest.

Discontinued Expenses

	Three Months Ended
	May 31,
	2017	2016	Change
Loss from Discontinued Operation, Net of Tax Benefits	-	$(364,587)	$364,587

Because of a change in business, the Company recorded all expenses from is prior operations of selling cannabis products as discontinued expenses. Loss from Discontinued Operations for the three months ended May 31, 2017 and 2016 was $0 and $364,587, respectively.

Net Loss

For the three months ended May 31, 2017 and 2016, the Company had net loss of $14,594,366 and $356,928, respectively. This was derived as follows:

	Three Months Ended
	May 31,
	2017	2016	Change
Revenue	$-	$-	$-
Operating Expenses	(1,074,984)	-	(1,074,984)
Total other income (expense)	(13,519,382)	7,659	(13,527,041)
Loss from discontinued operations	-	(364,587)	364,587
Net Loss	$(14,594,366)	$(356,928)	$(14,237,438)

Dividends

The Company has paid dividends of $394,863 and $0 on its Preferred Stock during the three months ended May 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following tables presents selected financial information on our capital as of May 31, 2017 and February 28, 2017.

Working Capital

	May 31,	February 28,
	2017	2017	Change
Cash	$218,579	$360,941	$(142,362)

Current Assets	$296,207	$12,567,434	$(12,271,227)
Current Liabilities	1,887,479	901,270	986,209
Working Capital (Deficiency)	$(1,591,272)	$11,666,164	$(13,257,436)

Cash flows

	Three Months Ended
	May 31,
	2017	2016	Change
Net cash used in operating activities	$(1,212,902)	$(101,852)	$(1,111,050)
Net cash provided by investing activities	$988,692	$-	$988,692
Net cash provided by financing activities	$81,848	$103,749	$(21,901)
Net increase (decrease) in cash and cash equivalents	$(142,362)	$1,897	$(144,259)

As of May 31, 2017, the Company had $218,579 in cash, and $77,628 in marketable securities, for a total of $296,207 in current assets and realized a decrease in working capital of $13,257,436, from February 28, 2017. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of May 31, 2017, our total liabilities were $2,192,409, this compares $1,068,485 for February 28, 2017.

The Company’s officers, directors and principal shareholders have verbally agreed to provide additional capital to the Company to fund its current operations until the Company can raise additional capital. As of May 31, 2017, the Company has borrowed approximately $338,637 from our CEO.

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. We believe our currently available capital resources will allows us to begin operations and maintain its operation over the course of the next 12 months; however, our other expansion plans would be put on hold until we could raise sufficient capital.

Cash Flow from Operating Activities

During the three months ended May 31, 2017, cash used in operating activities was $1,212,902 compared to cash used in operating activities of $101,852 during the three months ended May 31, 2016. The increase in cash used in operating activities was primarily due to the increase in operating expenses.

Cash Flow from Investing Activities

Cash provided by investing activities were $988,692 and $0 for the three months ended May 31, 2017 and 2016, respectively.

During the three months ended May 31, 2017, the Company received $1,286,317 cash from sale of marketable securities and provided loans of $297,625.

Cash Flow from Financing Activities

Cash provided by financing activities was $81,848 and $103,749 for the three months ended May 31, 2017 and 2016, respectively. During the three months ended May 31, 2017, the Company received cash from debt – related party of $185,450, debt of $325,000 and repaid debt – related party of $33,739, and paid preferred stock dividends of $394,863. During the three months ended May 31, 2016, the Company received cash from debt – related party of $90,592 and debt of $45,000 and repaid debt – related party of $31,843.

Dividend Policy

The Company has not paid dividends on its Common Stock in the past. The Company has no plans to issue dividends in the future.

Off-Balance Sheet Arrangements

The Company has not entered into any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company

Critical Accounting Policies

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

Convertible Notes Payable

Convertible notes payable are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

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

Variable Interest Entity

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

Also, refer Note 1 - Significant Accounting Policies in the unaudited consolidated financial statements that are included in this Report.

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

Intellectual Property

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation
3.1	Restated Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2015)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2015)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1PM INDUSTRIES, INC.
(Registrant)

Dated: July 24, 2017	/s/ Joseph Wade
Joseph Wade
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

