Form 10-Q
period 2017-08-31
1PM Industries
filed 2017-10-17
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-19949

1PM Industries, Inc.
(Exact name of registrant as specified in its charter)

Colorado	473278534
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

312 S. Beverly Drive, #3401, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

(424) 253-9991
(Registrant’s telephone number, including area code)

____________________________________________________________
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

1,438,752,319 common stock and 4,000,000 Class F Preferred Stock issued and outstanding as of October 13, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

1PM Industries, Inc.

Consolidated Balance Sheets

(Unaudited)

	August 31,	February 28,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$329,770	$360,941
Marketable securities	296,903	12,206,493
Total Current Assets	626,673	12,567,434

Notes receivable	409,125	5,000
Security deposit	-	18,600
TOTAL ASSETS	$1,035,798	$12,591,034

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$38,227	$291,378
Deferred revenue	50,000	-
Convertible notes payable, net of discount of $285,614 and $61,134, respectively	89,319	115,107
Derivative liability	1,461,818	494,785
Total Current Liabilities	1,639,364	901,270

Convertible notes payable, net of discount of $87,928 and $13,771, respectively	22,072	5,269
Note payable – Related Party, net of discount $25,479 and $24,980, respectively	237,034	161,946
TOTAL LIABILITIES	1,898,470	1,068,485

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value 5,000,000 shares undesignated; $0.001 par value, none issued outstanding	-	-
Series F Preferred Stock, Par Value $.0001, 5,000,000 shares designated, 4,000,000 issued and outstanding, respectively	400	400
Common Stock, Par Value $.0001, 5,000,000,000 shares authorized, 932,222,319 and 244,948,828 issued and outstanding, respectively	93,222	24,495
Additional paid in capital	3,896,799	1,884,113
Retained earnings (deficit)	(4,853,093)	9,613,541
Total Stockholders' Equity (Deficit)	(862,672)	11,522,549

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,035,798	$12,591,034

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016

Revenue	$55,000	$-	$55,000	$-

Operating Expenses
Selling and general and administrative	23,411	-	1,098,395	-
Total operating expenses	23,411	-	1,098,395	-

Net loss from operations	31,589	-	(1,043,395)	-

Other Income (expense)
Gain on sale of marketable securities	350,690	-	1,628,014	-
Unrealized gain (loss) on marketable securities	185,153	-	(11,984,719)	-
Interest expense, net	(88,558)	(92,550)	(264,586)	(109,749)
Gain (loss) on derivatives	270,498	(129,354)	(2,180,308)	(104,496)
Loss on settlement of debt	(164,277)	-	(164,277)	-
Total other income (expense)	553,506	(221,904)	(12,965,876)	(214,245)

Net income (loss) from continued operation	585,095	(221,904)	(14,009,271)	(214,245)

Loss from Discontinued Operation, Net of Tax Benefits	-	(621,225)	-	(985,812)

Net income (loss)	$585,095	$(843,129)	$(14,009,271)	$(1,200,057)

Dividend on Series F Preferred Stock	(62,500)	-	(457,363)	-
Net income (loss) attributable to common stockholders	$522,595	$(843,129)	$(14,466,634)	$(1,200,057)

Basic loss per common share from:
Continuing operations	$0.00	$(0.00)	$(0.02)	$(0.00)
Discontinuing operations	$-	$(0.01)	$-	$(0.01)
Net income (loss)	$0.00	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding, basic	731,778,624	103,861,488	579,750,102	102,139,728

Diluted earnings (loss) per common share from:
Continuing operations	$0.00	$(0.00)	$(0.02)	$(0.00)
Discontinuing operations	$-	$(0.01)	$-	$(0.01)
Net income (loss)	$0.00	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding, diluted	6,813,743,791	103,861,488	579,750,102	102,139,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,009,271)	$(1,200,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	110,526	840,000
Amortization of debt discount	159,893	89,806
(Gain) on sale of marketable securities	(1,628,014)	-
Loss on derivative	2,180,308	104,496
Unrealized loss on marketable securities	11,984,719	-
(Gain) Loss on settlement of debt	164,277	-
Changes in operating assets and liabilities:
Accounts receivable	-	(2,465)
Inventory	-	(3,950)
Securities deposit	18,600	-
Accounts payable and accrued liabilities	(154,193)	(16,115)
Due to related party	-	(1,740)
Net Cash Used in Operating Activities	(1,173,155)	(190,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(64,000)	-
Proceeds from sale of marketable securities	1,666,885	-
Lending of money	(404,125)	-
Net Cash Provided by Investing Activities	1,198,760	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt - related party	268,950	186,563
Repayment on debt - related party	(193,363)	(140,094)
Preferred stock cash dividends paid	(457,363)	-
Proceeds from debt	325,000	190,200
Repayments of debt	-	(21,442)
Net Cash Provided by (Used in) Financing Activities	(56,776)	215,227

Net increase (decrease) in cash and cash equivalents	(31,171)	25,202
Cash and cash equivalents, beginning of year	360,941	9,200
Cash and cash equivalents, end of year	$329,770	$34,402

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Debt discount for imputed interest	$12,029	$9,279
Common stock issued in exchange for cashless warrants	$14,150	$-
Issuance of common stock for conversion of debt	$198,806	$37,820
Discount for derivatives	$382,500	$92,500
Derivatives settled upon conversion of debt	$1,760,052	$52,283
Marketable securities received for deferred revenue	$50,000	$-

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

Principles of Consolidation

The consolidated financial statements include the accounts of 1PM Industries, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

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

The following table summarizes fair value measurements by level at August 31, 2017 and February 28, 2017, measured at fair value on a recurring basis:

August 31, 2017	Level 1	Level 2	Level 3	Total
Assets

Investment in marketable securities – available for sale	$246,903	$50,000	$-	$296,903

Liabilities

Derivative liabilities	$-	$-	$1,461,818	$1,461,818

February 28, 2017	Level 1	Level 2	Level 3	Total
Assets

Investment in marketable securities – available for sale	$12,206,493	$-	$-	$12,206,493

Liabilities

Derivative liabilities	$-	$-	$494,785	$494,785

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has minimal revenue to cover its operating costs, and it does not have sufficient cash flow to maintain its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to develop its business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to acquire the properties to begin generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate revenue, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon it and its shareholders. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the six months ended August 31, 2017, the Company advanced $404,125 to certain unrelated companies. As of August 31, 2017 and February 28, 2017, the Company had notes receivable of $409,125 and $5,000, respectively.

Variable Interest Entity

The Company has performed an analysis of the notes receivable balance under ASC 810-10, and has determined the notes receivable in these unrelated companies are variable interest entities (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the notes receivable balance at August 31, 2017.

NOTE 4 – MARKETABLE SECURITIES

On April 4, 2017, the Company entered into a consulting agreement and acquired non-voting convertible Series A Preferred Stock. As of August 31, 2017, the Company recorded deferred revenue of $50,000 as this consulting service was not completed. The Series A Preferred Stock is convertible into 9.9% of the common stock of a company who we identified as a VIE (Note 3).

The following table shows the Company’s available-for-sale securities as of August 31, 2017:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
347,751 shares of common stock	$34,775	$212,128	$-	$246,903
Convertible Series A Preferred Stock	50,000	-	-	50,000
	84,775	212,128	-	296,903

During the six months ended August 31, 2017, the Company purchased 640,000 shares for $64,000 and sold 3,799,862 shares in its common stock investment, received cash of $1,666,885 and recorded a gain on sale of marketable securities of $1,628,014.

The Company fair valued the marketable security in common stock at August 31, 2017 and recorded an unrealized loss on change in fair value of $11,984,719.

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

During the six months ended August 31, 2017, the Company borrowed a total amount of $268,950 from WB Partners, LLC and repaid $193,363 for the above note. Additionally, the Company recorded a discount of $12,029 for the six months ended August 31, 2017, for the imputed interest of 20%.

As of August 31, 2017, and February 28, 2017, the Company owed a note payable – related party of $237,034 net of a $25,479 debt discount and $161,946 net of a $24,980 debt discount, respectively. During the six months ended August 31, 2017 and 2016, the Company recognized amortization of debt discount of $11,530 and $6,660, respectively.

Equity

During the period ended August 31, 2017 and 2016, there were distributions to owners of $457,363 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of August 31, 2017 and February 28, 2017:

	August 31,	February 28,
	2017	2017
Promissory Note - Issued December 10, 2015	$25,961	$66,461
Promissory Note - Issued in fiscal year 2017	68,972	128,820
Promissory Note - Issued in fiscal year 2018	390,000	-
Total convertible notes payable	484,933	195,281
Less: debt discount and deferred financing fees	(373,542)	(74,905)
	111,391	120,376
Less: current portion of convertible notes payable	89,319	115,107
Long-term convertible notes payable	$22,072	$5,269

During the six months ended August 31, 2017 and 2016, the Company recognized amortization of discount of $148,363 and $83,146, respectively.

Promissory Note – December 10, 2015

On December 10, 2015, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a convertible note in the amount of $170,000, which included an original issue discount ("OID") of $20,000, for net proceeds to be provided of $150,000. Pursuant to the terms of the note, net proceeds of $45,000 were received upon closure of the agreement, on which the Company recognized a pro-rated OID of $15,000 in addition to the cash proceeds and two investor notes for $50,000 each. The debt is convertible upon effective date of the note, debt holder can convert into common stock at $0.30 per share unless market capitalization falls below $10M at any time in which the conversion rate is reset to lower of conversion price and market price with a true-up provision. In addition to the convertible note, the Company granted to the same investor the right to purchase, at any time, three five−year 100,000 fully paid and non-assessable cashless warrants of Company's common stock. The exercise price of the cashless warrants are $0.30 unless, while warrant is outstanding, the Company sells any common stock, debt, warrants, options, preferred shares or other instruments or securities which are convertible into or exercisable for shares of common stock, at an effective price per share less than the exercise price then such price shall become the exercise price.

The Company identified conversion features embedded within convertible debt and warrants issued during 2016 and 2015. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 283,334 shares of common stock, for a period of five years from issuance, at a price of $0.30 per share. As a result of the reset features the warrants became exercisable into 850,002 shares of common stock at $0.00085 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. Per the terms of the warrants, once this separate convertible note was issued the reset feature was effective. The reset provision calls for the increase in warrants not to exceed a number equal to 3 times the number of warrant shares issuance under this warrant as of the issue date

During the six months ended August 31, 2017, the Company converted notes with principal amounts and accrued interest of $71,960 into 209,319,734 shares of common stock. The corresponding derivative liability at the date of conversion of $345,571 was credited to additional paid in capital.

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

During the six months ended August 31, 2017, the Company amended the term of one convertible note issued in fiscal year 2017 and recorded loss on debt extinguishment of $164,277.

The Company identified conversion features embedded within certain notes and warrants issued during 2016. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 1,875,000 and 10,181,704 shares of common stock, for a period of five years from issuance, at a price of $0.10 and $0.0059 per share, respectively. We accounted for the issuance of the Warrants as a derivative. As a result of the reset features, the warrants became exercisable into 209,171,982 shares of common stock at $0.00085 per share. Disclose that it’s also because it’s a variable conversion

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

During the six months ended August 31, 2017, the Company converted notes with principal amounts and accrued interest of $126,846 into 316,716,915 shares of common stock. The corresponding derivative liability at the date of conversion of $612,799 was credited to additional paid in capital.

Promissory Notes - Issued in fiscal year 2018

During the six months ended August 31, 2017, the Company issued a total of $390,000 note with the following terms:

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

The Company identified conversion features embedded within certain notes and warrants issued during the period ended August 31, 2017. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 129,629,630 shares of common stock, for a period of five years from issuance, at a price of $0.0059 per share. We accounted for the issuance of the Warrants as a derivative. Disclose that it’s also because it’s a variable conversion

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for six months ended August 31, 2017 amounted to $1,440,974. $382,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,115,974 was recognized as a “day 1” derivative loss.

Warrants

A summary of activity during the period ended August 31, 2017 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, February 28, 2017	42,811,367	$0.0059
Granted	129,629,630	0.0059
Reset features	209,171,982	0.00085
Exercised	(177,186,059)	0.00085
Forfeited/canceled	-	-
Outstanding, August 31, 2017	204,426,920	$0.0041

The following table summarizes information relating to outstanding and exercisable warrants as of August 31, 2017:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining	Weighted Average	Number of Shares	Weighted Average
	Contractual life (in years)	Exercise Price		Exercise Price
850,002	3.28	$0.00085	850,002	$0.00085
43,402,176	3.95	0.00085	43,402,176	0.00085
30,545,112	4.34	0.00085	30,545,112	0.00085
129,629,630	4.34	0.0059	129,629,630	0.0059
204,426,920	4.46	0.0041	204,426,920	0.0041

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the warrants at August 31, 2017 and February 28, 2017 for those warrants for which the quoted market price was in excess of the exercise price. The warrants have intrinsic value of $0 and $0 at August 31, 2017 and February 28, 2017.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of August 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the August 31, 2017 and February 28, 2017 valuations:

	Six Months Ended	Year Ended
	August 31, 2017	February 28, 2017
Expected life in years	0.02 - 5.00	0 - 5.00
Stock price volatility	245 - 548%	187 - 490%
Risk free interest rate	0.56 - 1.93%	0.3 - 2.07%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the six months ended August 31, 2017:

Balance - February 28, 2017	$494,785
Addition of new derivative recognized as debt discounts	382,500
Addition of new derivatives recognized as loss on derivatives	1,115,974
Derivatives settled upon conversion of debt	(1,760,052)
Loss on debt extinguishment	164,277
Re-measurement – August 31, 2017
Loss on change in fair value of the derivative	1,064,334
Balance - August 31, 2017	$1,461,818

The net loss on derivatives during the six months ended August 31, 2017 and 2016 was $2,180,308 and $104,496, respectively.

NOTE 8 – EQUITY

Series F Preferred Stock

There were no issuances of the Series F Preferred Stock during the six months ended August 31, 2017.

Common Stock

During the six months ended August 31, 2017, the Company issued common stock, as follows;

•	19,736,842 shares of common stock for services with a fair value of $110,526

•	526,036,649 shares of common stock were issued for the conversion of debt and accrued interest of $198,806.

•	141,500,000 shares of common stock were issued in exchange for 177,186,059 cashless warrants.

Distribution

During the period ended August 31, 2017 and 2016, there were distributions to owners of $457,363 and $0, respectively.

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

The following table shows the results of operations of 1PM for the period ended August 31, 2016 which are included in the loss from discontinued operations:

	Three Months Ended	Six Months Ended
	August 31,	August 31,
	2016	2016
Revenue	$14,294	$42,513
Cost of goods	12,422	23,223
Gross profit	1,872	19,290
Selling and administrative expenses	623,097	1,005,102
Operating loss	(621,225)	(985,812)
Earnings from discontinued operations before income taxes	(621,225)	(985,812)
Income tax provision	-	-
Loss from discontinued operations, net of tax	$(621,225)	$(985,812)

NOTE 10 – EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
Numerator:
Income (loss) from continuing operations	$585,095	$(221,904)	$(14,009,271)	$(214,245)
Loss from discontinued operations	-	(621,225)	-	(985,812)
Net income (loss)	585,095	(843,129)	(14,009,271)	(1,200,057)
Earnings allocated to participating securities	(236,151)	-	-	-
Income (loss) available to common stockholders	$348,944	$(843,129)	$(14,009,271)	$(1,200,057)

Denominator:
Weighted-average shares of common stock	731,778,624	103,861,488	579,750,102	102,139,728
Dilutive effect of convertible instruments	6,081,965,167	-	-	-
Diluted weighted-average of common stock	6,813,743,791	103,861,488	579,750,102	102,139,728

Net income (loss) per common share from:
Basic:
Continuing operations	$0.00	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	-	(0.01)	-	(0.01)
Net income (loss) attributable to common stockholders	$0.00	$(0.01)	$(0.02)	$(0.01)
Diluted:
Continuing operations	$0.00	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	-	(0.01)	-	(0.01)
Net income (loss) attributable to common stockholders	$0.00	$(0.01)	$(0.02)	$(0.01)

____________

(1)	The convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

Diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method and the if-converted method.

NOTE 11 – SUBSEQUENT EVENT

Subsequent to August 31, 2017, the Company issued 406,530,000 shares of common stock for conversion of debt and accrued interest of $38,700 and 100,000,000 shares of common stock in exchange for 108,695,652 cashless warrants.

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

Discontinued Business: In September 2016, the Company discontinued its medical cannabis division which has ceased all operations as of May 31, 2017.

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

Revenue

The Company had the following gross profit:

	Three Months Ended August 31,
	2017	2016	Change
Revenue	$55,000	$-	$55,000

The Company generated revenue of $55,000 from the consulting service during the three months ended August 31, 2017. Revenue in 2016 were reclassed to discontinued operations due to a change in business.

	Six Months Ended
	August 31,
	2017	2016	Change
Revenue	$55,000	$-	$55,000

The Company generated revenue of $55,000 from the consulting service during the six months ended August 31, 2017. Revenue in 2016 were reclassed to discontinued operations due to a change in business.

Operating Expenses

The Company had the following operating expenses:

	Three Months Ended August 31,
	2017	2016	Change
Selling and general and administrative	$23,411	$-	$23,411

For the three months ended August 31, 2017 and 2016, the Company had $23,411 and $0 in operating expenses, respectively. The selling and general and administrative expenses is primarily comprised of consulting fee of $7,950 and professional fees of $8,150 and press release of $4,450. The selling and general and administrative expenses in 2016 were reclassed to discontinued operations due to a change in business.

	Six Months Ended
	August 31,
	2017	2016	Change
Selling and general and administrative	$1,098,395	$-	$1,098,395

For the six months ended August 31, 2017 and 2016, the Company had $1,098,395 and $0 in operating expenses, respectively. The selling and general and administrative expenses is primarily comprised of consulting fee of $883,835 and stock based compensation of $110,526. The selling and general and administrative expenses in 2016 were reclassed to discontinued operations due to a change in business.

Other Income (expense)

	Three Months Ended August 31,
	2017	2016	Change
Gain on sale of marketable securities	$350,690	-	$350,690
Unrealized gain on marketable securities	185,153	-	185,153
Interest expense, net	(88,558)	$(92,550)	3,992
Gain (loss) on derivatives	270,498	(129,354)	399,852
Loss on settlement of debt	(164,277)	-	(164,277)
Total other income (expenses)	$553,506	$(221,904)	$775,410

Other income totaled $553,506 for the three months ended August 31, 2017 compared to other expense of $221,904 for the three months ended August 31, 2016. The increase in other income was related to unrealized gain on marketable securities of $185,153, gain on derivative of $270,498 and gain on sale of marketable securities of 350,690 offset by loss on settlement of debt of $164,277. The interest expense consists of interest expense and amortization of debt discount.

	Six Months Ended
	August 31,
	2017	2016	Change
Gain on sale of marketable securities	$1,628,014	$-	$1,628,014
Unrealized loss on marketable securities	(11,984,719)	-	(11,984,719)
Interest expense, net	(264,586)	(109,749)	(154,837)
Loss on derivatives	(2,180,308)	(104,496)	(2,075,812)
Loss on settlement of debt	(164,277)	-	(164,277)
Total other expenses	$(12,965,876)	$(214,245)	$(12,751,631)

Other expense totaled $12,965,876 for the six months ended August 31, 2017 compared to other expense of $214,245 for the six months ended August 31, 2016. The increase in other expense was related to unrealized loss on marketable securities of $11,984,719, loss on derivative of $2,180,308 and loss on settlement of debt of $164,277 offset by gain on sale of marketable securities of $1,628,014. The increase in interest expense and loss on derivative was due to an increase in convertible notes and warrants. The interest expense consists of interest expense, amortization of debt discount and note default interest.

Discontinued Expenses

	Three Months Ended
	August 31,
	2017	2016	Change
Loss from Discontinued Operation, Net of Tax Benefits	$-	$(621,225)	$621,225

Because of a change in business, the Company recorded all expenses from is prior operations of selling cannabis products as discontinued expenses. Loss from Discontinued Operations for the three months ended August 31, 2017 and 2016 was $0 and $621,225, respectively.

	Six Months Ended
	August 31,
	2017	2016	Change
Loss from Discontinued Operation, Net of Tax Benefits	$-	$(985,812)	$985,812

Because of a change in business, the Company recorded all expenses from is prior operations of selling cannabis products as discontinued expenses. Loss from Discontinued Operations for the six months ended August 31, 2017 and 2016 was $0 and $985,812, respectively.

Net Loss

For the three months ended August 31, 2017 and 2016, the Company had net loss of $585,095 and $843,129, respectively. This was derived as follows:

	Three Months Ended
	August 31,
	2017	2016	Change
Revenue	$55,000	$-	$55,000
Operating Expenses	(23,411)	-	(23,411)
Total other income (expense)	553,506	(221,904)	775,410
Loss from discontinued operations	-	(621,225)	621,225
Net Loss	$585,095	$(843,129)	$1,428,224

For the six months ended August 31, 2017 and 2016, the Company had net loss of $14,009,271 and $1,200,057, respectively. This was derived as follows:

	Six Months Ended
	August 31,
	2017	2016	Change
Revenue	$55,000	$-	$55,000
Operating Expenses	(1,098,395)	-	(1,098,395)
Total other income (expense)	(12,965,876)	(214,245)	(12,751,631)
Loss from discontinued operations	-	(985,812)	985,812
Net Loss	$(14,009,271)	$(1,200,057)	$(12,809,214)

Dividends

The Company has paid dividends of $62,500 and $0 on its Preferred Stock during the three months ended August 31, 2017 and 2016, respectively.

The Company has paid dividends of $457,363 and $0 on its Preferred Stock during the six months ended August 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following tables presents selected financial information on our capital as of August 31, 2017 and February 28, 2017.

Working Capital

	August 31,	February 28,
	2017	2017	Change
Cash	$329,770	$360,941	$(31,171)

Current Assets	$626,673	$12,567,434	$(11,940,761)
Current Liabilities	1,639,364	901,270	738,094
Working Capital (Deficiency)	$(1,012,691)	$11,666,164	$(12,678,855)

Cash flows

	Six Months Ended
	August 31,
	2017	2016	Change
Net cash used in operating activities in continuing operations	$(1,173,155)	$(190,025)	$(983,130)
Net cash provided by investing activities from continuing operations	$1,198,760	$-	$1,198,760
Net cash provided by (used in) financing activities from continuing operations	$(56,776)	$215,227	$(272,003)
Net increase (decrease) in cash and cash equivalents	$(31,171)	$25,202	$(56,373)

As of August 31, 2017, the Company had $329,770 in cash, and $296,903 in marketable securities, for a total of $626,673 in current assets and realized a decrease in working capital of $12,678,855, from February 28, 2017. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of August 31, 2017, our total liabilities were $1,898,470 compared to $1,068,485 as of February 28, 2017.

The Company’s officers, directors and principal shareholders have verbally agreed to provide additional capital to the Company to fund its current operations until the Company can raise additional capital. As of August 31, 2017, the Company has borrowed approximately $262,513 from our CEO.

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. We believe our currently available capital resources will allows us to begin operations and maintain its operation over the course of the next 12 months; however, our other expansion plans would be put on hold until we could raise sufficient capital.

Cash Flow from Operating Activities

During the six months ended August 31, 2017, cash used in operating activities was $1,173,155 compared to cash used in operating activities of $190,025 during the six months ended August 31, 2016. The increase in cash used in operating activities was primarily due to the increase in operating expenses.

Cash Flow from Investing Activities

Cash provided by investing activities were $1,198,760 and $0 for the six months ended August 31, 2017 and 2016, respectively.

During the six months ended August 31, 2017, the Company received $1,666,885 cash from sale of marketable securities, purchased marketable securities of $64,000 and provided loans of $404,125.

Cash Flow from Financing Activities

Cash provided by (used in) financing activities was ($56,776) and $215,227 for the six months ended August 31, 2017 and 2016, respectively. During the six months ended August 31, 2017, the Company received cash from debt – related party of $268,950, debt of $325,000 and repaid debt – related party of $193,363, and paid preferred stock dividends of $457,363. During the six months ended August 31, 2016, the Company received cash from debt – related party of $186,563 and debt of $190,200 and repaid debt – related party of $140,094 and debt of $21,442.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1PM INDUSTRIES, INC.
(Registrant)

Dated: October 17, 2017	By:	/s/ Joseph Wade
Joseph Wade
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

