Form 10-Q
period 2017-11-30
1PM Industries
filed 2018-01-22
CIK 859747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

2,629,252,319 common stock and 4,000,000 Class F Preferred Stock issued and outstanding as of January 19, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

1PM Industries, Inc.

Consolidated Balance Sheets

(Unaudited)

	November 30,	February 28,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$41,727	$360,941
Marketable securities	126,452	12,206,493
Total Current Assets	168,179	12,567,434

Notes receivable	481,125	5,000
Security deposit	-	18,600
TOTAL ASSETS	$649,304	$12,591,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$40,859	$291,378
Deferred revenue	50,000	-
Convertible notes payable, net of discount of $72,158 and $61,134, respectively	265,218	115,107
Derivative liability	2,254,119	494,785
Total Current Liabilities	2,610,196	901,270

Convertible notes payable, net of discount of $36,226 and $13,771, respectively	25,874	5,269
Note payable – Related Party, net of discount $819 and $24,980, respectively	37,577	161,946
TOTAL LIABILITIES	2,673,647	1,068,485

Stockholders’ Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value 5,000,000 shares undesignated; $0.001 par value, none issued outstanding	-	-
Series F Preferred Stock, Par Value $.0001, 5,000,000 shares designated, 4,000,000 issued and outstanding, respectively	400	400
Common Stock, Par Value $.0001, 5,000,000,000 shares authorized, 2,210,852,319 and 244,948,828 issued and outstanding, respectively	221,085	24,495
Additional paid in capital	4,260,190	1,884,113
Retained earnings (deficit)	(6,506,018)	9,613,541
Total Stockholders’ Equity (Deficit)	(2,024,343)	11,522,549
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$649,304	$12,591,034

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2017	2016	2017	2016

Revenue	$33,000	$-	$88,000	$-

Operating Expenses
Selling and general and administrative	8,231	-	1,106,626	-
Total operating expenses	8,231	-	1,106,626	-

Net loss from operations	24,769	-	(1,018,626)	-

Other Income (expense)
Gain on sale of marketable securities	205,388	-	1,833,402	-
Unrealized gain (loss) on marketable securities	(145,869)	-	(12,130,588)	-
Interest expense, net	(302,280)	(201,619)	(566,866)	(311,368)
Gain (loss) on derivatives	(1,191,207)	(308,769)	(3,371,515)	(413,265)
Loss on settlement of debt	-	-	(164,277)	-
Total other expense	(1,433,968)	(510,388)	(14,399,844)	(724,633)

Net loss from continued operation	(1,409,199)	(510,388)	(15,418,470)	(724,633)

Loss from Discontinued Operation, Net of Tax Benefits	-	(31,867)	-	(1,017,679)

Net loss	$(1,409,199)	$(542,255)	$(15,418,470)	$(1,742,312)

Dividend on Series F Preferred Stock	(243,726)	-	(701,089)	-
Net loss attributable to common stockholders	$(1,652,925)	$(542,255)	$(16,119,559)	$(1,742,312)

Basic and diluted loss per common share from:
Continuing operations	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Discontinued operations	$-	$(0.00)	$-	$(0.01)
Net loss	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding, basic	1,623,023,748	116,973,695	924,978,835	107,030,637

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM Industries, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,418,470)	$(1,742,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	110,526	840,000
Amortization of debt discount	425,558	197,759
Interest on convertible note default and true-up	-	81,588
(Gain) on sale of marketable securities	(1,833,402)	-
Loss on derivative	3,371,515	413,265
Unrealized loss on marketable securities	12,130,588	-
(Gain) Loss on settlement of debt	164,277	-
Changes in operating assets and liabilities:
Securities deposit	18,600	-
Accounts payable and accrued liabilities	(120,516)	(3,446)
Due to related party	-	(1,740)
Net Cash Used in Operating Activities	(1,151,324)	(214,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(64,000)	-
Proceeds from sale of marketable securities	1,896,855	-
Note receivable- lending of money	(476,125)	-
Net Cash Provided by Investing Activities	1,356,730	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt - related party	305,559	206,864
Repayment on debt - related party	(454,090)	(157,036)
Preferred stock cash dividends paid	(701,089)	-
Proceeds from debt	325,000	260,400
Repayments of debt	-	(21,442)
Proceeds from issuance of common stock	-	35,000
Net Cash Provided by (Used in) Financing Activities	(524,620)	323,786

Net increase (decrease) in cash and cash equivalents	(319,214)	108,900
Cash and cash equivalents, beginning of year	360,941	9,200
Cash and cash equivalents, end of year	$41,727	$118,100

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Debt discount for imputed interest	$12,124	$9,860
Common stock issued in exchange for cashless warrants	$24,150	$-
Cancellation of common stock	$(10,000)	$-
Issuance of common stock for conversion of debt	$315,307	$154,707
Discount for derivatives	$382,500	$212,700
Derivatives settled upon conversion of debt	$2,158,958	$397,945
Marketable securities received for deferred revenue	$50,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1PM INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Our business address is 312 S. Beverly Drive #3102, Beverly Hills, California 90212. 1PM Industries (“1PM”, “we”, “us”, “our”, the “Company” or the “Registrant”) was originally incorporated in the State of Colorado on March 26, 1990 under the name of Southshore Corporation and changed our name to Torrent Energy Corp. on July 15, 2004 and changed our name to 1PM Industries on February 19, 2015. On June 5, 2014, the Company executed a merger with Embarr Farms, Inc. On June 5, 2014, the Company entered into an Agreement whereby the Company acquired 100% of Embarr Farms, Inc. Embarr Farms was the surviving Company and became a wholly owned subsidiary of the Company and changed the name of the Company to 1PM Industries. The Company selected February 28 as its fiscal year end. On February 23, 2017, the Company acquired 100% of Novus Group LLC (dba NG Advisors), which became our wholly owned subsidiary.

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of 1PM Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K, on June 14, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year 2017 as reported in Form 10-K filed on June 14, 2017, have been omitted.

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

Fair Value of Financial Instruments

As defined in ASC 820 ”Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at November 30, 2017 and February 28, 2017, measured at fair value on a recurring basis:

November 30, 2017	Level 1	Level 2	Level 3	Total
Assets

Investment in marketable securities – available for sale	$76,452	$50,000	$-	$126,452

Liabilities
Derivative liabilities	$-	$-	$2,254,119	$2,254,119

February 28, 2017	Level 1	Level 2	Level 3	Total
Assets

Investment in marketable securities – available for sale	$12,206,493	$-	$-	$12,206,493

Liabilities

Derivative liabilities	$-	$-	$494,785	$494,785

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

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has minimal revenue to cover its operating costs, and it does not have sufficient cash flow to maintain its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to develop its business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to acquire the properties to begin generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate revenue, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the nine months ended November 30, 2017, the Company advanced $476,125 to certain unrelated companies. As of November 30, 2017 and February 28, 2017, the Company had notes receivable of $481,125 and $5,000, respectively.

Variable Interest Entity

The Company has performed an analysis of the notes receivable balance under ASC 810-10, and has determined the notes receivable in these unrelated companies are variable interest entities (“VIE”) and depends on the Company, as well as additional parties, for continuing financial support in order to maintain operations. However, the Company cannot make key operating decisions considered to be most significant to the VIE, and is therefore not considered to be the primary beneficiary. The Company’s maximum exposure to loss approximates to the carrying value of the notes receivable balance at November 30, 2017.

NOTE 4 – MARKETABLE SECURITIES

On April 4, 2017, the Company entered into a consulting agreement and acquired non-voting convertible Series A Preferred Stock. As of November 30, 2017, the Company recorded deferred revenue of $50,000 as this consulting service was not completed. The Series A Preferred Stock is convertible into 9.9% of the common stock of a company who we identified as a VIE (Note 3).

The following table shows the Company’s available-for-sale securities as of November 30, 2017:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
101,936 shares of common stock	$10,194	$66,258	$-	$76,452
Convertible Series A Preferred Stock	50,000	-	-	50,000
	60,194	66,258	-	126,452

During the nine months ended November 30, 2017, the Company purchased 640,000 shares for approximately $64,000 and sold 4,045,677 shares in its common stock investment, received cash of $1,896,855 and recorded a gain on sale of marketable securities of $1,833,402.

The Company fair valued the marketable security in common stock at November 30, 2017 and recorded an unrealized loss on change in fair value of $12,130,588.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party note payable

In conjunction with the process of product development, the Company borrowed from WB Partners, LLC, which is owned by an officer of the Company. The note is a unsecured non-interest bearing promissory note that is payable on December 31, 2018. The Company used 20% to impute interest on the non-interest bearing note. The discount is being amortized over the term of the note.

During the nine months ended November 30, 2017, the Company borrowed a total amount of $305,559 from WB Partners, LLC and repaid $454,090 for the above note. Additionally, the Company recorded a discount of $12,124 for the nine months ended November 30, 2017, for the imputed interest of 20%.

As of November 30, 2017, and February 28, 2017, the Company owed a note payable – related party of $37,577 net of a $819 debt discount and $161,946 net of a $24,980 debt discount, respectively. During the nine months ended November 30, 2017 and 2016, the Company recognized amortization of debt discount of $12,037 and $9,915, respectively.

Equity

During the period ended November 30, 2017 and 2016, there were distributions to preferred stock holders of $701,089 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of November 30, 2017 and February 28, 2017:

	November 30,	February 28,
	2017	2017
Unsecured Promissory Note - Issued December 10, 2015	$8,700	$66,461
Unsecured Promissory Note - Issued in fiscal year 2017	48,676	128,820
Unsecured Promissory Note - Issued in fiscal year 2018	342,100	-
Total convertible notes payable	399,476	195,281
Less: debt discount and deferred financing fees	(108,384)	(74,905)
	291,092	120,376
Less: current portion of convertible notes payable	265,218	115,107
Long-term convertible notes payable	$25,874	$5,269

During the nine months ended November 30, 2017 and 2016, the Company recognized amortization of discount of $413,521 and $187,844, respectively.

Promissory Note – December 10, 2015

On December 10, 2015, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a convertible note in the amount of $170,000, which included an original issue discount (“OID”) of $20,000, for net proceeds to be provided of $150,000. Pursuant to the terms of the note, net proceeds of $45,000 were received upon closure of the agreement, on which the Company recognized a pro-rated OID of $15,000 in addition to the cash proceeds and two investor notes for $50,000 each. The debt is convertible upon effective date of the note, debt holder can convert into common stock at $0.30 per share unless market capitalization falls below $10M at any time in which the conversion rate is reset to lower of conversion price and market price with a true-up provision. In addition to the convertible note, the Company granted to the same investor the right to purchase, at any time, three five−year 100,000 fully paid and non-assessable cashless warrants of Company’s common stock. The exercise price of the cashless warrants are $0.30 unless, while warrant is outstanding, the Company sells any common stock, debt, warrants, options, preferred shares or other instruments or securities which are convertible into or exercisable for shares of common stock, at an effective price per share less than the exercise price then such price shall become the exercise price.

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

During the nine months ended November 30, 2017, the Company amended the term of one convertible note issued in fiscal year 2017 and recorded loss on debt extinguishment of $164,277.

The Company identified conversion features embedded within certain notes and warrants issued during 2016. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. On issuance, the warrants were exercisable into 1,875,000 and 10,181,704 shares of common stock, for a period of five years from issuance, at a price of $0.10 and $0.0059 per share, respectively. We accounted for the issuance of the Warrants as a derivative. As a result of the reset features, the warrants increased by 2,707,906,392 and 20,363,408 during the nine months November 30, 2017, respectively, the total warrants are exercisable into 2,562,499,994 and 30,545,112 shares of common stock at $0.00004 and $0.00085 per share, respectively. We accounted for the issuance of the Warrants as a derivative.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

Promissory Notes - Issued in fiscal year 2018

During the nine months ended November 30, 2017, the Company issued a total of $390,000 note with the following terms:

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

The Company identified conversion features embedded within certain notes and warrants issued during the period ended November 30, 2017. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 129,629,630 shares of common stock, for a period of five years from issuance, at a price of $0.0059 per share. As a result of the reset features, the warrants increased by 259,259,260 and the total warrants exercisable into 388,888,890 shares of common stock at $0.00004 per share. We accounted for the issuance of the Warrants as a derivative.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for nine months ended November 30, 2017 amounted to $1,440,974. $382,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,115,974 was recognized as a “day 1” derivative loss.

Conversion

During the nine months ended November 30, 2017, the Company converted notes with principal amounts and accrued interest of $315,307 into 1,804,666,649 shares of common stock. The corresponding derivative liability at the date of conversion of $2,158,959 was credited to additional paid in capital.

Warrants

A summary of activity during the period ended November 30, 2017 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, February 28, 2017	42,811,367	$0.0059
Granted	129,629,630	0.0059
Reset features	2,987,529,060	0.00010
Exercised	(177,186,059)	0.00085
Forfeited/canceled	-	-
Outstanding, November 30, 2017	2,982,783,998	$0.00005

The following table summarizes information relating to outstanding and exercisable warrants as of November 30, 2017:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining	Weighted Average	Number of	Weighted
Contractual life (in years)	Exercise Price	Exercise Price	Shares	Average
850,002	3.03	$0.00085	850,002	$0.00085
2,562,499,994	3.70	0.00004	2,562,499,994	0.00004
30,545,112	4.09	0.00085	30,545,112	0.00085
388,888,890	4.42	0.00004	388,888,890	0.00004
2,982,783,998	3.80	$0.00005	2,982,783,998	$0.00005

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at November 30, 2017 and February 28, 2017 for those warrants for which the quoted market price was in excess of the exercise price. The warrants have intrinsic value of $472,222 and $0 at November 30, 2017 and February 28, 2017.

NOTE 7 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of November 30, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the November 30, 2017 and February 28, 2017 valuations:

	Nine Months Ended	Year Ended
	November 30, 2017	February 28, 2017
Expected life in years	0.02 - 5.00	0 - 5.00
Stock price volatility	245 - 567%	187 - 490%
Risk free interest rate	0.56 - 2.14%	0.3 - 2.07%
Expected dividends	None	None

The following table summarizes the changes in the derivative liabilities during the nine months ended November 30, 2017:

Balance - February 28, 2017	$494,785
Addition of new derivative recognized as debt discounts	382,500
Addition of new derivatives recognized as loss on derivatives	1,115,974
Derivatives settled upon conversion of debt	(2,158,958)
Loss on debt extinguishment	164,277
Re-measurement – November 30, 2017
Loss on change in fair value of the derivative	2,255,541
Balance - November 30, 2017	$2,254,119

The net loss on derivatives during the nine months ended November 30, 2017 and 2016 was $3,371,515 and $413,265, respectively.

NOTE 8 – EQUITY

Series F Preferred Stock

There were no issuances of the Series F Preferred Stock during the nine months ended November 30, 2017.

Common Stock

During the nine months ended November 30, 2017, the Company issued and cancelled common stock, as follows;

•	19,736,842 shares of common stock for services with a fair value of $110,526

•	1,804,666,649 shares of common stock were issued for the conversion of debt and accrued interest of $315,307.

•

241,500,000 shares of common stock were issued in exchange for 285,881,711 cashless warrants. Of these issuances, 100,000,000 shares of common stock were cancelled by the holder and 108,695,652 warrants returned back to the holder, by the Company.

Distribution

During the period ended November 30, 2017 and 2016, there were distributions to preferred stock holders of $701,089 and $0, respectively.

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

The following table shows the results of operations of 1PM for the period ended November 30, 2016 which are included in the loss from discontinued operations:

	Three Months Ended	Nine Months Ended
	November 30,	November 30,
	2016	2016
Revenue	$6,845	$49,358
Cost of goods	4,790	28,013
Gross profit	2,055	21,345
Selling and administrative expenses	33,922	1,039,024
Operating loss	(31,867)	(1,017,679)
Earnings from discontinued operations before income taxes	(31,867)	(1,017,679)
Income tax provision	-	-
Loss from discontinued operations, net of tax	$(31,867)	$(1,017,679)

NOTE 10 – SUBSEQUENT EVENT

Subsequent to November 30, 2017, the Company issued 418,400,000 shares of common stock for conversion of debt and accrued interest of $17,653.

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

Discontinued Business: In February 2017, the Company discontinued its medical cannabis division which has ceased all operations as of May 31, 2017, therefore, we are no longer in the cannabis business.

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

Revenue

The Company had the following gross profit:

	Three Months Ended November 30,
	2017	2016	Change
Revenue	$33,000	$-	$33,000

The Company generated revenue of $33,000 from the consulting service during the three months ended November 30, 2017. Revenue in 2016 were reclassed to discontinued operations due to a change in business.

	Nine Months Ended November 30,
	2017	2016	Change
Revenue	$88,000	$-	$

The Company generated revenue of $88,000 from the consulting service during the nine months ended November 30, 2017. Revenue in 2016 were reclassed to discontinued operations due to a change in business.

Operating Expenses

The Company had the following operating expenses:

	Three Months Ended
	November 30,
	2017	2016	Change
Selling and general and administrative	$8,231	$-	$8,231

For the three months ended November 30, 2017 and 2016, the Company had $8,231 and $0 in operating expenses, respectively. The selling and general and administrative expenses is primarily comprised of consulting fee of $5,000. The selling and general and administrative expenses in 2016 were reclassed to discontinued operations due to a change in business.

	Nine Months Ended
	November 30,
	2017	2016	Change
Selling and general and administrative	$1,106,626	$-	$1,106,626

For the Nine months ended November 30, 2017 and 2016, the Company had $1,106,626 and $0 in operating expenses, respectively. The selling and general and administrative expenses is primarily comprised of consulting fee of $888,835 and stock based compensation of $110,526. The selling and general and administrative expenses in 2016 were reclassed to discontinued operations due to a change in business.

Other Income (expense)

	Three Months Ended
	November 30,
	2017	2016	Change
Gain on sale of marketable securities	$205,388	-	$205,388
Unrealized loss on marketable securities	(145,869)	-	(145,869)
Interest expense, net	(302,280)	$(201,619)	(100,661)
Gain (loss) on derivatives	(1,191,207)	(308,769)	(882,438)
Total other expenses	$(1,433,968)	$(510,388)	$(923,580)

Other expense totaled $1,433,968 for the three months ended November 30, 2017 compared to other expense of $510,388 for the three months ended November 30, 2016. The increase in other expense was related to unrealized loss on marketable securities of $145,869, interest expenses of $302,280 and loss on derivative of $1,191,207 offset by gain on sale of marketable securities of $205,388. The increase in interest expense and loss on derivative was due to an increase in convertible notes and warrants. The interest expense consists of interest expense, amortization of debt discount and note default interest.

	Nine Months Ended
	November 30,
	2017	2016	Change
Gain on sale of marketable securities	$1,833,402	$-	$1,833,402
Unrealized loss on marketable securities	(12,130,588)	-	(12,130,588)
Interest expense, net	(566,866)	(311,368)	(255,498)
Loss on derivatives	(3,371,515)	(413,265)	(2,958,250)
Loss on settlement of debt	(164,277)	-	(164,277)
Total other expenses	$(14,399,844)	$(724,633)	$(13,675,211)

Other expense totaled $14,399,844 for the Nine months ended November 30, 2017 compared to other income of $724,633 for the Nine months ended November 30, 2016. The increase in other expense was related to unrealized loss on marketable securities of $12,130,588, interest expenses of $566,866, loss on derivative of $3,371,515 and loss on settlement of debt of $164,277 offset by gain on sale of marketable securities of $1,833,402. The increase in interest expense and loss on derivative was due to an increase in convertible notes and warrants. The interest expense consists of interest expense, amortization of debt discount and note default interest.

Discontinued Expenses

	Three Months Ended
	November 30,
	2017	2016	Change
Loss from Discontinued Operation, Net of Tax Benefits	$-	$(31,867)	$31,867

Because of a change in business, the Company recorded all expenses from is prior operations of selling cannabis products as discontinued expenses. Loss from Discontinued Operations for the three months ended November 30, 2017 and 2016 was $0 and $31,867, respectively.

	Nine Months Ended
	November 30,
	2017	2016	Change
Loss from Discontinued Operation, Net of Tax Benefits	$-	$(1,017,679)	$1,017,679

Because of a change in business, the Company recorded all expenses from is prior operations of selling cannabis products as discontinued expenses. Loss from Discontinued Operations for the Nine months ended November 30, 2017 and 2016 was $0 and $1,017,679, respectively.

Net Loss

For the three months ended November 30, 2017 and 2016, the Company had net loss of $1,409,199 and $542,255, respectively. This was derived as follows:

	Three Months Ended
	November 30,
	2017	2016	Change
Revenue	$33,000	$-	$33,000
Cost of goods	-	-	-
Operating Expenses	(8,231)	-	(8,231)
Total other expense	(1,433,968)	(510,388)	(923,580)
Loss from discontinued operations	-	(31,867)	31,867
Net Loss	$(1,409,199)	$(542,255)	$(866,944)

For the Nine months ended November 30, 2017 and 2016, the Company had net loss of $15,418,470 and $1,742,312, respectively. This was derived as follows:

	Nine Months Ended
	November 30,
	2017	2016	Change
Revenue	$88,000	$-	$88,000
Operating Expenses	(1,106,626)	-	(1,106,626)
Total other income (expense)	(14,399,844)	(724,633)	(13,675,211)
Loss from discontinued operations	-	(1,017,679)	1,017,679
Net Loss	$(15,418,470)	$(1,742,312)	$(13,676,158)

Dividends

The Company has paid dividends of $701,089 and $0 on its Preferred Stock during the three months ended November 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following tables present selected financial information on our capital as of November 30, 2017 and February 28, 2017.

Working Capital

	November 30,	February 28,
	2017	2017	Change
Cash	$41,727	$360,941	$(319,214)

Current Assets	$168,179	$12,567,434	$(12,399,255)
Current Liabilities	2,610,196	901,270	1,708,926
Working Capital (Deficiency)	$(2,442,017)	$11,666,164	$(14,108,181)

Cash flows

	Nine Months Ended
	November 30,
	2017	2016	Change
Net cash used in operating activities in continuing operations	$(1,151,324)	$(214,886)	$(936,438)
Net cash provided by investing activities from continuing operations	$1,356,730	$-	$1,356,730
Net cash provided by (used in) financing activities from continuing operations	$(524,620)	$323,786	$(848,406)
Net increase (decrease) in cash and cash equivalents	$(319,214)	$108,900	$(428,114)

As of November 30, 2017, the Company had $41,727 in cash, and $126,452 in marketable securities, for a total of $168,179 in current assets and realized a decrease in working capital of $14,108,181, from February 28, 2017. In management’s opinion, the Company’s cash position is insufficient to maintain its operations at the current level for the next 12 months. Any expansion may cause the Company to require additional capital until such expansion began generating revenue. It is anticipated that the raise of additional funds will principally be through the sales of our securities. As of the date of this report, additional funding has not been secured and no assurance may be given that we will be able to raise additional funds.

If the Company is not able to raise or secure the necessary funds required to maintain our operations and fully execute our business then the Company would be required to cease operations.

As of November 30, 2017, our total liabilities were $2,673,647, this compares to $1,068,485 for February 28, 2017.

The Company’s officers, directors and principal shareholders have verbally agreed to provide additional capital to the Company to fund its current operations until the Company can raise additional capital. As of November 30, 2017, the Company has borrowed approximately $38,396 from our CEO.

In the opinion of management, available funds will not satisfy our growth requirements for the next twelve months. We believe our currently available capital resources will not allow us to maintain our operations over the course of the next 12 months.

Cash Flow from Operating Activities

During the Nine months ended November 30, 2017, cash used in operating activities was $1,151,324 compared to cash used in operating activities of $214,886 during the Nine months ended November 30, 2016. The increase in cash used in operating activities was primarily due to the increase in operating expenses.

Cash Flow from Investing Activities

Cash provided by investing activities were $1,356,730 and $Nil for the Nine months ended November 30, 2017 and 2016, respectively.

During the Nine months ended November 30, 2017, the Company received $1,896,855 cash from sale of marketable securities, purchased marketable securities of $64,000 and provided loans of $476,125.

Cash Flow from Financing Activities

Cash provided by (used in) financing activities was ($524,620) and $323,786 for the Nine months ended November 30, 2017 and 2016, respectively. During the Nine months ended November 30, 2017, the Company received cash from debt – related party of $305,559, debt of $325,000 and repaid debt – related party of $454,090, and paid preferred stock dividends of $701,089. During the Nine months ended November 30, 2016, the Company received cash from debt – related party of $206,864, debt of $260,400 and issuance of common stock of $35,000 and repaid debt – related party of $157,036 and debt of $21,442.

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

Share-Based Compensation

ASC 718, ”Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, ”Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1PM INDUSTRIES, INC.
(Registrant)

Dated: January 22, 2018	By:	/s/ Joseph Wade
Joseph Wade
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

